Form 10-K
period 2016-12-31
uniQure N.V.
filed 2017-03-15
CIK 1590560

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36294

uniQure N.V.
(Exact name of Registrant as specified in its charter)

The Netherlands
(Jurisdiction of incorporation or organization)

Meibergdreef 61, 1105BA Amsterdam, The Netherlands
(Address of principal executive offices)

Registrant's telephone number, including area code: +31-20-566-7394

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary shares	The NASDAQ Global Select Market

         Securities registered under Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

         The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of December 31, 2016 was $141.4 million, based on the closing price reported for such date on the NASDAQ Global Select Market.

         As of March 9, 2017, the registrant had 25,447,472 ordinary shares, par value €0.05, outstanding.

         The documents incorporated by reference are as follows: Portions of the Registrant's Proxy Statement for our annual meeting of stockholders to be held on June 14, 2017, are incorporated by reference into Part III.

         Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than May 1, 2017 and to be delivered to shareholders in connection with the 2017 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" as defined under federal securities laws. Many of these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," "estimates," "potential," "opportunity" and similar expressions. These forward-looking statements may be found in "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K.

        Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors," as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission ("SEC") or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

        You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

        In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

        Unless the context requires otherwise, references in this report to "uniQure," "Company," "we," "us" and "our" and similar designations refer to uniQure N.V. and our subsidiaries.

Item 1.    Business

Overview

        We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. We have established clinical proof-of-concept in our lead indication, hemophilia B and achieved preclinical proof-of-concept in Huntington's disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, consistent, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

        In November 2016, we announced the completion of our strategic review process aimed at refocusing our pipeline, reducing operating costs and delivering long-term shareholder value. The strategic restructuring plan includes the following key elements:

  •
  Prioritizing the development of our product candidates in hemophilia B and Huntington's disease, as well as those programs associated with our collaboration with Bristol-Myers Squibb in cardiovascular disease. We intend to initiate a pivotal trial in hemophilia B pending discussions with regulatory authorities and to file investigational new drug ("IND") applications for Huntington's disease and S100A1 following the completion of ongoing IND-enabling studies.

  •
  Deprioritizing investments in our gene therapy programs targeting Sanfilippo B and Parkinson's disease and initiating discussions with collaborators regarding potential options, including the transition or partnering of these programs.

  •
  Leveraging our manufacturing capabilities and next-generation vector and promoter platform to generate new best-in-class products, with an emphasis on rare and orphan diseases.

  •
  Consolidating our manufacturing activities at our Lexington, MA facility.

  •
  Maintaining a smaller, but fully integrated research and development organization in Amsterdam, the Netherlands.

  •
  Eliminating the previous organizational structure based on therapeutic areas of focus and realigning the organization around core program teams.

Update on research and development activities during 2016

        A summary of our key development targets as of December 31, 2016 is provided below:

Development Stage
Product/Product Candidate	Vector	Gene	Indication	Collaborator	Pre- clinical	Phase I/II	Phase III	Approved	Comments
Core Programs
AMT-060	AAV5	Human Factor IX ("hFIX")	Hemophilia B	Chiesi (in EU and other select countries)	✓	✓			uniQure Phase I/II clinical study completed
AMT-130	AAV5	HTT	Huntington's disease	—	✓				Achieved preclinical proof of concept and selected lead candidate
AAV Delivering S100A1	Un- disclosed	S100A1	Congestive Heart Failure	BMS	✓				Currently preparing an European Medicines Agency ("EMA") / U.S. Food and Drug Administration ("FDA") compliant pharmacology/ toxicology test plan
Validation Program
Glybera (EU)	AAV1	Lipoprotein Lipase ("LPL")	LPLD	Chiesi (in EU and other select countries)	✓	✓	✓	✓	Phase IV study ongoing

AMT-060 for Hemophilia B

Hemophilia B Disease and Market Background

        Hemophilia B is a serious and rare inherited disease in males characterized by insufficient blood clotting. The condition can lead to repeated and sometimes life-threatening episodes of external and internal bleeding following accidental trauma or medical interventions. Severe hemophilia is characterized by recurrent episodes of spontaneous joint bleeds that cause long-term damage to the joints resulting in disabling arthropathy. Bleeds may be fatal if they occur in the brain. The deficient blood clotting results from the lack of functional human Factor IX ("hFIX"). Treatment of hemophilia B today consists of prophylactic or on-demand protein replacement therapy, in which one to three times weekly intravenous administrations of plasma-derived or recombinant hFIX are required to prevent bleeding and once daily infusions in case bleeding occurs. Hemophilia B occurs in approximately 1 out of 30,000 live male births.

Our Development of AMT-060

        We are developing AMT-060, a gene therapy for the treatment of hemophilia B. We are targeting

  •
  long-term safety,

  •
  sustained, therapeutically relevant increases in FIX activity levels, and

  •
  a reduction in both consumption of FIX replacement therapy and bleeding rates.

        We are enrolling male patients from multiple countries with either severe (<1%) or moderately severe (<2%) hemophilia B on prophylactic (precautionary) or on-demand FIX replacement therapy, but in either case with a severe bleeding phenotype. We have entered into a co-development agreement with Chiesi Farmaceutici S.p.A. ("Chiesi") for the development and commercialization of AMT-060 in the European Union and other specified countries.

        AMT-060 consists of the AAV5 vector carrying a human Factor IX ("FIX") gene cassette that we have exclusively licensed from St. Jude. We produce this vector with our insect cell-based manufacturing process. We are designing this therapy for systemic administration through intravenous infusion in a single treatment. We are observing a therapeutic benefit from AMT-060 that is superior to patients' previous prophylactic FIX replacement therapy regimen, even in patients with advanced joint disease who still experienced many bleeds despite prophylaxis with FIX.

Phase I/II Clinical Trial

        In the third quarter of 2015, we initiated our Phase I/II clinical trial of AMT-060 in patients with severe or moderately-severe hemophilia B.

        The study is a 5-year, open-label, uncontrolled, single-dose, dose-ascending multi-center trial that includes two cohorts, with the low-dose cohort using a treatment of 5x1012 gc/kg and the second-dose cohort using 2x1013 gc/kg. It is administered, without immunosuppressant therapy, through the peripheral vein in a single treatment session for approximately 30 minutes. All patients are screened for pre-existing anti-AAV5 antibodies before treatment, and Data Monitoring Committee reviews are conducted after each of the first two patients in each cohort as well as prior to dosing in the second cohort.

        We enrolled a total of five patients into the low dose cohort in the third quarter 2015. Another five patients were enrolled into the high dose cohort between March and May 2016.

        We presented the most recent data from the study on December 5, 2016, at the 58th annual meeting of the American Society of Hematology ("ASH").

        Data from the second-dose cohort showed a dose response with improvement in disease state in all five patients, including the discontinuation of prophylactic FIX infusions in all four patients that previously required chronic replacement therapy. As of the data cutoff date for the ASH presentation, only one unconfirmed spontaneous bleed was reported during an aggregate of 94 weeks follow-up after discontinuation of prophylactic FIX replacement therapy, representing a reduction in the annualized spontaneous bleed rate of 76% compared to the one-year period prior to administration of AMT-060. Through up to 6 months of follow-up among the five patients in the second-dose cohort, the mean steady-state FIX activity was approximately 7% of normal, with expression up to a FIX activity of 13% of normal.

        All five patients in the low-dose cohort, whose bleedings were previously uncontrolled despite being managed with prophylactic therapy, continue to maintain constant and clinically meaningful levels of FIX activity for up to 52 weeks post treatment, resulting in a complete cessation of spontaneous bleedings in the last 14 weeks of observation. Among the four patients that discontinued prophylactic FIX infusions, the annualized spontaneous bleed rate was reduced by 59% compared to the one year period prior to administration of AMT-060. Additionally, the annualized consumption of FIX concentrate following AMT-060 administration was reduced by more than a cumulative total of 1,329,000 international units (85%) compared to their pre-trial usage levels. The one patient who remained on prophylactic FIX therapy in the low-dose cohort experienced a 45% reduction in spontaneous bleeds and also requires materially less FIX concentrate after treatment with AMT-060.

        AMT-060 continues to be well-tolerated, and there have been no severe adverse events. Three out of the total of 10 patients (two in the second-dose cohort and one previously reported from the low-dose cohort) experienced mild, asymptomatic elevations of alanine aminotransferase ("ALT") and received a tapering course of corticosteroids per protocol. Importantly, the temporary elevations in ALT were not associated with any loss of endogenous FIX activity or T-cell response to the AAV5 capsid.

        No patients across either cohort have developed inhibitory antibodies against FIX and no patients screened in the study tested positive for anti-AAV5 antibodies.

        On January 30, 2017, we received a Breakthrough Therapy designation by the FDA for our AMT-060 program. This designation is based on results from the ongoing Phase I/II clinical trial.

Huntington's Disease

        Huntington's disease ("HD") is a severe genetic neurodegenerative disorder causing loss of muscle coordination, behavioral abnormalities and cognitive decline, resulting in complete physical and mental deterioration over a 12 to 15 year period. The median survival time after onset is 15 to 18 years (range: 5 to >25 years). Causes of death include pneumonia (~33%), other infections, heart disease (~25%), suicide (~7%), choking, physical injury (e.g., falls), and malnutrition. HD is caused by an inherited defect in a single gene that codes for protein called Huntingtin ("HTT"). The prevalence of HD is 2.71 per 100,000 in the general population, similar in men and women, and it is therefore considered as rare disease. Despite the ability to identify HD mutation carriers decades before onset, there is currently no available therapy that can delay onset or slow progression of the disease. Although some symptomatic treatments are available, they only are transiently effective despite significant side effects.

        Our product candidate AMT-130 consists of an AAV5 vector carrying an artificial micro-RNA which silences the Huntingtin gene. The therapeutic goal is to inhibit the production of the mutant protein. Findings published the peer-reviewed journal Molecular Therapy-Nucleic Acids provide preclinical proof of concept for AMT-130 and demonstrate the potential of a one-time administration of AAV5-delivered gene therapy into the CNS to silence HTT. The paper, titled "Design, Characterization, and Lead Selection of

Therapeutic miRNAs Targeting Huntingtin for Development of Gene Therapy for Huntington's Disease" describes multiple approaches to silencing HTT using expression cassette-optimized artificial microRNAs ("miHTTs").

        Several miHTT scaffolds were incorporated in an AAV5 vector using our established baculovirus-based manufacturing platform and administered to a humanized mouse model. The data demonstrate strong silencing of mutant HTT and total HTT silencing in vitro and in vivo. Furthermore, it was shown that HTT knock-down efficiency could be increased to 80% by using optimized miHTT scaffolds. These efficient knock down data were also observed in a larger animal species, mini pigs, a model that is explored as a large animal model for HD.

        In parallel, studies for HTT silencing and bio distribution were initiated in non-human primates during 2016. The results of both large animal studies will be used to design the safety program of AMT-130 to support the filing of an investigative new drug application with the FDA.

S100A1 for Congestive heart failure

Collaboration with Bristol-Myers Squibb ("BMS")

        In April 2015, we entered into an agreement with BMS that provides exclusive access to our gene therapy technology platform for multiple targets in cardiovascular (and other) diseases ("Collaboration and License Agreement"). The collaboration included our proprietary gene therapy program for congestive heart failure which aims to restore the heart's ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. Beyond cardiovascular diseases, the agreement also included the potential for a target exclusive collaboration in other disease areas. In total, the companies may collaborate on ten targets, including S100A1.

        We are leading the discovery, non-clinical, analytical and process development effort and are responsible for manufacturing of clinical and commercial supplies using our vector technologies and industrial, proprietary insect-cell based manufacturing platform, while BMS leads development and regulatory activities across all programs and is responsible for all research and development costs. BMS will be solely responsible for commercialization of all products from the collaboration.

        In July 2015, three additional targets for development in cardiovascular indications were agreed with BMS. The development process for two of these new targets commenced in 2016 with producing initial material for research and development.

        Congestive heart failure is the inability of the heart to supply sufficient blood flow to meet bodily demand for oxygen and nutrition. CHF is a rapidly progressing disease affecting 26 million people worldwide, with patients suffering from severe heart failure facing a 5-year mortality rate of over 50%. According to the American Heart Association, the prevalence of CHF is expected to double or triple by 2030. Maladaptive changes in the molecular composition of the diseased heart muscle contribute to its loss of contractile function, lethal tachyarrhythmia, energetic deficit, and maladaptive growth. Currently, there is no effective long-term or causative treatment for this disease.

        S100A1 is intended to fill this therapeutic gap by improving cardiac function and targets a novel molecular regulatory mechanism that differs from previous therapeutic attempts to enhance cardiac muscle function, such as beta-AR agonists (e.g., dobutamine) or calcium sensitizers. S100A1 neither utilizes, nor relies on, components of the ß-adrenergic system to improve cardiac performance and conveys a cAMP-independent heightened systolic and diastolic contractile state. As such, S100A1 is intended to be fully compatible with current HF treatments due to its novel and independent mode of action. S100A1's upstream position as a "master regulator" of a Ca2+-driven network in cardiomyocytes integrating contractility, metabolism, rhythm stability and growth, makes S100A1 a unique therapeutic target among other regulatory proteins in the heart.

        S100A1 protein is downregulated in human CHF molecular analysis characterized the S100A1 protein as an upstream "master" regulator of the cardiomyocyte-calcium driven network. S100A1 deficient hearts show accelerated progression to severe heart failure and increase mortality after cardiac damage. Elevated cardiomyocyte S100A1 protein levels are protective and prolong survival in mouse CHF models.

        In 2015, we agreed with BMS to perform non-clinical studies that are expected to support an IND filing. Based on this plan, several non-clinical studies were performed in 2016:

  •
  Pharmacokinetic and bio distribution studies utilizing the same baculovirus-derived material that will be used in the clinical trials; and

  •
  Exploratory studies to assess the need for anterograde occlusion as part of the investigational product delivery method and assess the impact of neutralizing antibodies ("NAbs") on therapeutic activity of S100A1.

        The non-clinical studies target to obtain safety and efficacy data required for filing of an investigative new drug application with the FDA.

Glybera for LPLD

        In October 2012, the European Commission granted marketing authorization for Glybera® under exceptional circumstances as a treatment for adult patients diagnosed with familial lipoprotein lipase deficiency ("LPLD") confirmed by genetic testing, and suffering from severe or multiple pancreatitis attacks despite dietary fat restrictions.

        Glybera is a gene therapy that is designed to restore the LPL enzyme activity required to enable the processing, or clearance, of fat-carrying chylomicron particles formed in the intestine after a fat-containing meal. The product consists of an engineered copy of the human LPL gene packaged with a tissue-specific promoter in a non-replicating AAV1 vector, which has a particular affinity for muscle cells. In order to improve activity, we use a naturally occurring variant of the LPL gene that has higher enzyme activity than the normal version of the gene that encodes the protein. We produce Glybera using our insect cell-based manufacturing process. Clinicians administer Glybera in a one-time series of up to 60 intramuscular injections in the legs. The patient is administered spinal anesthesia or deep sedation during the procedure. In addition, an immunosuppressive regimen is recommended from three days prior to and for 12 weeks following Glybera administration.

        In the European Union, we have been granted orphan drug exclusivity for Glybera for treatment of LPLD until October 2022. The first commercial patient in Europe was treated with Glybera in September 2015.

        The FDA has also granted orphan drug designation to Glybera for the treatment of LPLD. In November 2015, we announced that we are no longer pursuing the approval of Glybera in the U.S.

        To fulfill the key conditions of the approval of Glybera by the EMA, we were required to implement a patient registry prior to commercial launch and to conduct post-approval clinical trials of Glybera. The patient registry was put in place in May 2014. In 2015, we completed a non-interventional healthy volunteer study to establish post-prandial chylomicron clearance test curves in 8 normal individuals following fat-containing standardized meal.

        We currently plan to enroll 12 patients with LPLD into a phase IV study. We anticipate that the trial will be conducted as a multicenter trial including sites in the United States and Canada. The EMA has approved an initial protocol for this clinical trial in 12 patients. We also developed an improved manufacturing process for Glybera, which addresses our post-approval commitments and received EMA approval in January 2016.

Other Early-Stage Research

        We are pursuing the research of several other gene therapy candidates targeting rare and orphan diseases. Our focus is on genetic diseases affecting the liver, including hemophilia A, as well as various CNS disorders.

Vector Development

        We are seeking to develop next-generation vectors with increased potency to target liver indications in which high relative percentage increases in the secretion of a protein above the disease state would be required for therapeutic benefit. One approach we are using is directed evolution, which involves a vector selection process in which libraries of mutant variants are screened for optimal properties. These next-generation vectors may be used in the development of a gene therapy for hemophilia A as well as other therapeutic indications. In January 2014, we entered into a collaboration and license agreement with 4D for the discovery and optimization of next-generation AAV vectors targeting the liver and the brain.

Collaborations

Bristol-Myers Squibb Collaboration

        In April 2015, we entered into a series of agreements with BMS, a publicly traded pharmaceutical company, regarding a collaboration that provides BMS with exclusive access to our gene therapy technology platform for multiple targets in cardiovascular and potentially other diseases.

Collaboration and License Agreement

        With respect to the Collaboration and License Agreement with BMS, we refer to the section above.

        We have received a total of $140.0 million to date from BMS, including an upfront payment of $50.0 million at the closing of the collaboration, which occurred in May 2015, a $15.0 million payment for the selection of three collaboration targets, in addition to S100A1, and approximately $75.5 million in two equity investments. We will be eligible to receive additional payments for further designation of new collaboration targets and upon the achievement of research, development and regulatory milestones, including up to $254.0 million for the lead S100A1 therapeutic and up to $217.0 million for each other gene therapy product developed under the collaboration. We will also be eligible to receive net-sales-based milestone payments and tiered single to double-digit royalty payments on product sales.

Equity Agreements

        In June 2015, BMS acquired 1.1 million ordinary shares, or 4.9% of our outstanding ordinary shares following the issuance, at a purchase price of $33.84 per share for aggregate consideration of $37.6 million. In August 2015, BMS acquired an additional 1.3 million ordinary shares at a purchase price of $29.67 per share for aggregate consideration of $37.9 million. Immediately after the second equity investment, BMS held 9.9% of our outstanding ordinary shares.

        We have also granted BMS two warrants. Pursuant to each agreement, BMS may at its option acquire an additional number of shares equal to up to 5.0% of our outstanding ordinary shares (10.0% in the aggregate) immediately after each such issuance at a premium to the market. The exercise of each warrant is conditioned upon the designation of a specified number of additional collaboration targets and payment of related fees by BMS, as well as a minimum number of collaboration programs under development.

        The total number of ordinary shares that may be acquired by BMS pursuant to these agreements is equal to 19.9% of the total number of ordinary shares outstanding following such issuances.

        We also entered into an Investor Agreement with BMS regarding the rights and restrictions relating to the ordinary shares to be acquired by BMS. We have granted BMS certain registration rights that allow BMS to require us to register our securities beneficially held by BMS under the Exchange Act. BMS may make up to two such demands (or three, in the event that either warrant is exercised) for us to register the shares, provided that we may deny such demand if (i) the market value of the shares to be registered is less than $10 million (provided however, if BMS holds less than $10 million worth of our shares, we must comply with their demand for registration), (ii) we certify to BMS that we plan to effect a registration within 120 days of their demand or we are engaged in a transaction that would be required to be disclosed in a registration statement and that is not reasonably practicable to be disclosed at that time, or (iii) we have already effected one registration statement within the twelve months preceding BMS's demand for registration. In addition, upon the occurrence of certain events, we must also provide BMS the opportunity to include the shares they hold in any registration statement that we effect independent of any demand registration.

        We have also granted BMS certain information rights under the Investor Agreement, although these requirements may be satisfied by our public filings required by U.S. securities laws.

        Pursuant to the Investor Agreement, without our consent, BMS may not (i) acquire a number of shares such that the number of shares that BMS beneficially holds is greater than the percentage acquired, or which may be acquired, after giving effect to each of the tranches under the Share Subscription Agreement and the two warrants; (ii) propose, offer or participate in any effort to acquire us or one of our subsidiaries; (iii) propose, offer or participate in a tender offer for our shares or any exchange of shares that would effect a change of control of our company; (iv) seek to control or influence our governance or policies; (v) join or participate in any group regarding the voting of our ordinary shares; or (vi) take certain other similar actions. BMS may still, among other things, make a non-public, confidential proposal to enter into a business combination or similar transaction with our company. These stand still restrictions will terminate upon the occurrence of certain events including, but not limited to, the acquisition of a certain material number of shares by a third party, if we enter into a merger agreement or similar transaction with a third party, or upon the passage of a defined period of time subsequent to the acquisition of shares pursuant to the Share Subscription Agreement or the warrants.

        BMS is also subject to a lock-up pursuant to the Investor Agreement. Without our prior consent, BMS may not sell or dispose of its shares until the later of (i) the fourth anniversary of the purchase of the first tranche of shares pursuant to the Share Subscription Agreement (or fifth anniversary if the Collaboration Agreement is extended), or (ii), in respect of each ordinary share acquired pursuant to the Share Subscription Agreement and the warrants, the first anniversary of issuance of each such ordinary shares. However, this lock-up may terminate sooner in the event the Collaboration Agreement is terminated.

        The Investor Agreement also requires BMS to vote all of our ordinary shares it beneficially holds in favor of all items on the agenda for the relevant general meeting of shareholders of our company as proposed on behalf of our company, unless, in the context of a change of control or similar transaction, BMS has itself made an offer to our company or our supervisory or management boards in connection with the transaction that is the subject of the vote, in which case it is free to vote its shares at its discretion. This voting provision will terminate upon the later of the date on which BMS no longer beneficially owns at least 4.9% of our outstanding ordinary shares, the closing of a transaction that provides BMS exclusive and absolute discretion to vote our shares it beneficially holds, or the termination of the Collaboration Agreement for breach by us.

Chiesi Hemophilia B Commercialization and Development Agreement

        We have entered into an agreement with Chiesi, a family-owned Italian pharmaceutical company, for the co-development and commercialization of our hemophilia B program. We have retained full rights in the United States, Canada and Japan under this agreement. We received a €17.0 million upfront payment under this agreement, as well as a €14.0 million investment in our ordinary shares, both in July 2013. This agreement provides us with research funding for further development of our hemophilia B product candidate, and further provides that we will also receive payments from Chiesi for any commercial quantities of our hemophilia B product candidate we manufacture and supply to them, if we receive regulatory approval for such product candidate. We estimate that the amount we would retain, net of cost of goods sold, including third party royalties and related amounts, will be between 25% and 35% of the revenues from sales of such product by Chiesi, varying by country of sale.

Chiesi Glybera Commercialization

        We will receive payments from Chiesi for the quantities of Glybera we manufacture and supply to them. Based on our estimates, we anticipate we will retain in the range of 20% to 30% of the net sales of Glybera by Chiesi in the European Union and other countries under our agreement, net of the cost of goods sold, including the royalties and other obligations we owe to third parties. In addition, we are required to repay 20% of the gross amount received from Chiesi related to Glybera sales in repayment of a technical development loan from the Dutch government.

Early-Stage Collaborations

4D Molecular Therapeutics

        In January 2014, we entered into a collaboration and license agreement with 4D for the discovery and optimization of next-generation AAV vectors. Under this agreement, 4D has granted us an exclusive, worldwide license, with the right to grant sublicenses, to 4D's existing and certain future know-how and other intellectual property, including certain patent rights 4D has exclusively licensed from the Regents of the University of California, to develop, make, use and sell certain AAV vectors and products containing such AAV vectors and gene constructs, for delivery of such gene constructs to CNS or liver cells for the diagnosis, treatment, palliation or prevention of any disease or medical condition. Under this collaboration, the 4D team, including Dr. David Schaffer, 4D's co-founder and Professor of Chemical and Biomolecular Engineering at the University of California, Berkeley, has established a laboratory to identify next generation AAV vectors. In addition, in connection with our entry into this collaboration, Dr. Schaffer became a member of our Board.

        We funded a three-year (2014-2016) research collaboration, which has been extended for an additional year, under a mutually agreed research plan. We are entitled to select a specified number of AAV variants from the research collaboration. We have exclusive rights to further research, develop, manufacture and commercialize the selected AAV variants, as well as AAV vectors and products containing such AAV variant and gene constructs, or licensed products. During the research collaboration and throughout the term of the agreement, 4D has agreed to work exclusively with us to research, develop, manufacture and commercialize AAV variants, AAV vectors and products containing AAV vectors and gene constructs, for delivery of gene constructs to CNS or liver cells for the diagnosis, treatment, palliation or prevention of any disease or medical condition.

        Our research collaboration with 4D is guided by a joint research steering committee. Our payment obligations under the agreement include the research collaboration funding described above as well as payments for the achievement of specified preclinical, clinical and regulatory milestones of up to $5,000,000 for each licensed product that we develop under the collaboration. We have also agreed to pay 4D royalties equal to a single-digit percentage of net sales, if any, of licensed products by us or our affiliates. We also pay 4D a low to upper-low double-digit percentage of any sublicensing income we receive, subject to a floor of a low single-digit percentage of net sales, if any, by sublicensees of certain licensed products.

Synpromics

        In January 2015, we entered into an agreement with Synpromics, a UK-based biotechnology company, pursuant to which we intend to jointly fund research relating to the development of optimized viral promoters. Under the agreement, we have agreed to fund a specific testing program on liver promoters, with payments based on the achievement of specified milestones. Following the conclusion of the non-clinical testing phase, further milestones and payments have been agreed through the clinical phase of development and commercialization of products consisting of promoters developed under this agreement.

        The research is directed at the discovery of alternative small liver-specific promoters for sustainable and increased expression of larger therapeutic genes fitting the package capacity of AAV vectors. Under the agreement, we will exclusively own the foreground IP that will be obtained following the assembly of synthetic promoters conceived under Synpromic's patent-protected technology and have the sole right to pursue uniQure patent rights that cover the synthetic promoters. All rights are limited to AAV gene therapy in the liver field. We will on request grant Synpromics an exclusive, sublicensable license to the IP outside this field

Intellectual Property

Introduction

        We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection in the United States, Europe and other countries for novel components of gene therapies, the chemistries and processes for manufacturing these gene therapies, the use of these components in gene therapies and other inventions and related technology that are important to our business, such as those relating to our technology platform. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

        Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of AAV-based gene therapies.

        We are heavily dependent on the patented or proprietary technology of third parties to develop and commercialize our products. We must obtain licenses from such third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, we license from third parties essential parts of the therapeutic gene cassettes as well as the principal AAV vectors we use and key elements of our manufacturing process. We anticipate that we will require additional licenses in the future.

        Because most patent applications throughout the world are confidential for 18 months after the earliest claimed priority date, and since the publication of discoveries in the scientific and patent literature often lags behind actual discoveries, we cannot be certain that we were the first to invent or file applications for the inventions covered by our pending patent applications. Moreover, we may have to participate in post-grant proceedings in the patent offices of the United States or foreign jurisdictions, such as oppositions, reexaminations or interferences, in which the patentability or priority of our inventions are challenged. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

        Our intellectual property portfolio consists of owned and in-licensed patents, licenses, trademarks, trade secrets and other intellectual property rights.

Patent Portfolio

        Our gene therapy programs are protected by patents and patent applications directed to various aspects of our technology. For example, our gene therapy programs are protected by patents and patent applications with composition-of-matter or method of use claims that cover the therapeutic gene, the promoter, the viral vector capsid or other specific parts of these technologies. We also seek protection of core aspects of our manufacturing process, particularly regarding our baculovirus expression system for AAV vectors in insect cells. In addition, we have filed manufacturing patent applications with claims directed to alternative compositions-of-matter and manufacturing processes to seek better protection from competitors.

        We file the initial patent applications for our commercially important technologies in both Europe and the United States. For the same technologies, we typically file international patent applications under the Patent Cooperation Treaty ("PCT") within a year. We also may seek, usually on a case-by-case basis, local patent protection in Canada, Australia, Japan, China, India, Israel, South Africa, New Zealand, South Korea and Eurasia, as well as South American jurisdictions such as Brazil and Mexico.

        Our intellectual property portfolio includes the following rights:

  •
  16 patent families that we own;

  •
  9 patent families that we exclusively in-license; and

  •
  5 patent families that we non-exclusively in-license.

The geographic breakdown of our owned patent portfolio is as follows:

  •
  11 issued U.S. patents;

  •
  8 granted European Patent Office patents;

  •
  2 pending PCT patent application;

  •
  7 pending U.S. patent applications;

  •
  11 pending European Patent Office patent applications; and

  •
  36 pending and 35 granted patent applications in other jurisdictions.

The patent portfolios for our manufacturing platform and most advanced programs are summarized below.

Owned Manufacturing Patents

        We own a patent family directed to large scale production of AAV vectors in insect cells. The family includes two issued patents in the United States, an issued patent in Japan and pending applications in the United States and other jurisdictions. The standard 20-year term for patents in this family will expire in 2027. This patent family relates to first-generation technology developed by uniQure and is used in Glybera.

        Furthermore, we own two patent families directed to improving AAV vectors and covering AAV vectors manufactured at large scale relating to our second-generation technology used in all our other programs. One patent family contains pending applications in the United States, Europe, Japan and other jurisdictions, and issued patents in the United States, Japan, Australia, China and other jurisdictions. The standard 20-year term for patents in this family will expire in 2028. The other patent family contains an issued patent in the US and a pending patent in Europe. The standard 20-year term for patents in this family will expire in 2031.

        In addition, we own a family of patent applications relating to a proprietary baculovirus removal process which contributes to obtain regulatory compliant AAV vector products. This family includes a granted patent in Europe and pending applications in the United States, Europe, Japan and other jurisdictions. The standard 20-year term for patents in this family, if issued, will expire in 2032. This patent family relates to technology used in Glybera and further product development programs.

        We own a PCT-application, which covers AAV5 administration technology through intrathecally delivery routes. The standard 20-year term of patents in this family will expire in 2034.

        We recently filed a patent application covering technology that is related to methods to suppress immunological responses to AAV vectors. The standard 20-year term of patents in this family will expire in 2035.

Owned Product-related Patents

S100A1

        We hold patents related to our S100A1 product candidate in heart and skeletal muscle diseases. The patents have been granted in Europe, Canada, Japan and the US, the term of which will expire in 2020.

        Our subsidiary uniQure GmbH has also developed and the Technology Transfer group at Heidelberg University has filed a second medical use patent application relating to the therapeutic window and effective dosages of S100A1 in heart disease. We exercised our option to license the patent in January 2017.

Glybera

        We co-own with the University of British Columbia ("UBC") a patent family relating to the lipoprotein lipase variant LPL-S447X transgene used in Glybera, including issued patents in Europe and Japan. The standard 20-year term for patents in this family will expire in 2020. UBC exclusively licensed its patent rights to Xenon, which has granted us the sublicense described below.

Licenses

        We have obtained exclusive or non-exclusive rights from third parties under a range of patents and other technology that we use in our product and development programs, as described below. Our agreements with these third parties generally grant us a license to make, use, sell, offer to sell and import products covered by the licensed patent rights in exchange for our payment of some combination of an upfront amount, annual fees, royalties, a percentage of amounts we receive from our licensees and payments upon the achievement of specified development, regulatory or commercial milestones. Some of the agreements specify the extent of the efforts we must use to develop and commercialize licensed products. The agreements generally expire upon expiration of the last-to-expire valid claim of the licensed patents. Each licensor may terminate the applicable agreement if we materially breach our obligations and fail to cure the breach within a specified cure period.

Technology Used for Multiple Programs

        We are exploiting technology from the third party sources described below in more than one of our programs.

National Institutes of Health—AAV production

        In 2007, we entered into a license agreement with the NIH, which we amended in 2009 and 2013. The patents under this license cover basic technology to produce AAV vectors in insect cells. Under the license agreement, the NIH has granted us a non-exclusive license to patents relating to production of AAV vectors, to make, use, sell, offer to sell and import specified plasmids, which are small DNA molecules that are physically separate from, and can replicate independently of, chromosomal DNA within a cell, or other materials, which we refer to as AAV products. We may only grant sublicenses under this agreement with the NIH's consent, which may not be unreasonably withheld. We are exploiting this technology for our Glybera and hemophilia B programs. The standard 20-year term for the underlying patents will expire in 2022.

        Payment obligations to the NIH under this license agreement include a low single-digit percentage royalty on the sale of AAV products by us or on our behalf; a maximum sub-teen double-digit percentage of sublicensing income; potential additional development milestone fees for the initiation of each clinical trial, which would total in the aggregate $0.3 million for one Phase I, Phase II and Phase III trial; potential regulatory milestone fees totaling $0.8 million for the first marketing approvals in specified countries or jurisdictions; and an annual maintenance fee of $0.01 million creditable against royalties. We do not have to pay royalties or milestone fees under this agreement if we have to pay royalties or milestone fees under our 2011 agreement with the NIH, described below, for the same product. Under the license agreement, we have agreed to meet benchmarks in our development efforts, including as to development events, clinical trials and marketing approval, within specified timeframes.

        The NIH may terminate this agreement in specified circumstances relating to our insolvency or bankruptcy. We may terminate this agreement for any reason, in any territory, subject to a specified notice period.

National Institutes of Health—AAV5

        In 2011, we entered into another license agreement with the NIH, superseding an earlier agreement. Under this agreement, the NIH granted us an exclusive, worldwide license to patents relating to AAV5 for use in therapeutic products to be delivered to the brain or liver for treatment of human diseases originating in the brain or liver, but excluding arthritis-related diseases, and a non-exclusive, worldwide license to patents relating to AAV5 for all other diseases, in each case to make, use, sell, offer to sell and import products within the scope of the specified patent claims. We refer to the products licensed under this agreement as AAV5 products. We may grant sublicenses under this agreement only with the NIH's consent, which may not be unreasonably withheld. We are currently exploiting this technology for our programs on hemophilia B and Huntington's Disease syndrome. In November 2016, we amended our exclusive license agreement with the NIH in order to explicitly indicate that the exclusive license rights for AAV5-based therapeutic products to be delivered to the brain or liver are covered by any method of administration such as direct tissue, systemic delivery or any other means.

        Payment obligations to the NIH under this license agreement include royalties equal to a low single-digit percentage of net sales of AAV5 products, if any, by or on behalf of us or our sublicensees; a single to sub-teen double-digit percentage of sublicensing income; potential additional development milestone fees for the initiation of each clinical trial, which would total in the aggregate $0.3 million for one Phase I, Phase II and Phase III trial; total potential regulatory milestone fees of $1.7 million for the first marketing approvals in specified countries or jurisdictions; and an annual maintenance fee of $0.02 million creditable against royalties. If an AAV5 product is also covered by our 2007 agreement with the NIH, our obligation to pay royalties on net sales and our obligation to pay milestone fees only apply under this 2011 agreement and not the 2007 agreement. We have agreed to meet benchmarks in our development efforts, including as to development events, clinical trials and marketing approval, within specified timeframes.

        The NIH may terminate this agreement in specified circumstances relating to our insolvency or bankruptcy. We may terminate this agreement for any reason, in any country or territory, subject to a specified notice period.

Protein Sciences

        In 2016, we revised our existing license contract with Protein Sciences Corporation for the use of its expresSF+ ("SF+") insect cell line and associated technology for human therapeutic and prophylactic uses (except Influenza) to provide us with a royalty free, perpetual right and license to the licensed technology in the field of AAV-based gene therapy.

Technology Used for Specific Development Programs

Hemophilia B

St. Jude Children's Research Hospital

        In 2008, we entered into a license agreement with St. Jude, which we amended in 2012. Under the license agreement, St. Jude has granted us an exclusive license, with a right to sublicense, to patent rights relating to expression of hFIX in gene therapy vectors, to make, import, distribute, use and commercialize products containing hFIX covered by a valid patent claim in the field of gene therapy for treatment or prophylaxis of hemophilia B. In addition, we have a first right of negotiation regarding any patent applications that are filed by St. Jude for any improvements to the patent rights licensed to us. The U.S. patent rights will expire in 2028 and the European patents will expire in 2025.

        We have agreed to pay St. Jude a royalty equal to a low single-digit percentage of net sales, if any, by us or our sublicensees of products covered by the licensed patent rights, and a portion of certain amounts we receive from sublicensees ranging from a mid-single digit to a mid-teen double-digit percentage of such amounts. We have also agreed to pay St. Jude one-time milestone fees totaling $0.65 million upon the achievement of specified development and regulatory milestones, and an annual maintenance fee of $0.01 million creditable against royalties and milestones in the same year. We have agreed to use commercially reasonable efforts to diligently develop and commercialize products licensed under this agreement.

        The agreement will remain in effect until no further payment is due relating to any licensed product under this agreement or either we or St. Jude exercise our rights to terminate it. St. Jude may terminate the agreement in specified circumstances relating to our insolvency. We may terminate the agreement for convenience at any time subject to a specified notice period.

Huntington's disease

Benitec, Galapagos and CSHL

        In 2012, we entered into a non-exclusive license agreement with Benitec Australia Limited with the option to convert to exclusivity. Under the non-exclusive agreement, we obtain sublicensable rights to Benitec's patented ddRNAi technology for the development, manufacturing and commercialization are limited to AAV vectors comprising the Benitec's ddRNAi technology targeting the Huntingtin gene.

        In March 2015, the agreement was amended and extended to patent rights obtained from Benitec through a sublicense derived from Galapagos. Galapagos' technology comprises potential additional RNAi-technology to develop an AAV-vector for Huntington's disease. Under the agreement, Benitec is eligible for specified milestone payments and single-digit royalties on products that include Benitec's technology. In the event such products also include Galapagos' technology, an additional low, single-digit royalty payment will be payable.

        In December 2015, we have concluded a license agreement with Cold Spring Harbor Laboratory ("CSHL"). Under the agreement, CSHL has granted us an exclusive, sublicensable license to develop and commercialize Products including certain of CSHL's patented RNAi-related technology for the treatment or prevention of Huntington's disease.

        Under the agreement, annual fees, development milestone payments and future single-digit royalties may be payable.

Glybera

        We exclusively in-license from Aventis Pharma S.A., subsequently acquired by Sanofi, a patent family co-owned by UBC and Sanofi that relates to the use of AAV-LPL vectors for LPL-deficiency, including issued patents in Europe and other jurisdictions and two pending U.S. patent applications. The standard 20-year term for patents in this family expired in 2015. Product protection will be extended by this license until 2020 in those European countries where a supplementary protection certificate ("SPC"), will be granted. In some European countries, Sanofi has applied for SPCs on the basis of their patent EP0946741 and our market authorization for Glybera. In Italy, an SPC has been granted to Sanofi by the Italian Patent and Trademark Office ("PTO") but we believe that not all of the relevant information was made known to the PTO at that time. Accordingly, we believe that the Glybera product produced by our proprietary manufacturing methods does not infringe upon the claims presented in EP0946741.

        We non-exclusively in-license a patent family from the Salk Institute that relates to a genetic promoter that enhances the expression of LPL-S447X delivered to the target tissues. This family includes four issued patents in the United States that have standard 20-year terms that will expire in 2017, and issued patents in Europe and other jurisdictions that have standard 20-year terms that will expire in 2018.

        We non-exclusively in-license a patent family relating to the AAV1 capsid from AmpliPhi Biosciences, Inc. or AmpliPhi. This family includes three issued patents in the United States, and one each in Europe and Japan, as well as issued patents elsewhere and a pending application in the United States. The standard 20-year term for patents in this family will expire in 2019. The University of Pennsylvania exclusively licensed its patent rights to AmpliPhi, which has granted us a sublicense.

Trade Secrets

        In addition to patents and licenses, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of the process by which we manufacture our gene therapies are based on unpatented trade secrets and know-how. We seek to protect our proprietary technology and processes and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial collaborator. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks

        uniQure and Glybera are registered trademarks in various jurisdictions including the United States and the European Union. We intend to seek trade mark protection for other product candidates as and when appropriate.

Competition

        The biotechnology and pharmaceutical industries, including in the gene therapy field, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

        We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Asklepios BioPharmaceutical, Audentes Therapeutics, Avalanche Biotech, AveXis, Bayer, BioMarin, Bioveratiy, bluebird bio, Dimension Therapeutics, Errant Gene Therapeutics, Expression Therapeutics, Freeline Therapeutics, Genethon, Genzyme, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstarx, Pfizer, REGENXBIO, Renova Therapeutics, Retrosense Therapeutics, Sangamo BioSciences, Shire, Solid Biosciences, Spark Therapeutics, Takara, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. Although companies and research institutions in the gene therapy field tend to focus on particular target indications, any advances in gene therapy technology made by a competitor may be used to develop therapies competing against Glybera or one of our product candidates. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen, Bayer, Biogen, BioMarin, Genzyme, Novartis, Novo Nordisk, Pfizer, Shire, and numerous other pharmaceutical and biotechnology firms.

        We also compete with existing standards of care, therapies and symptomatic treatments, as well as any new therapies that may become available in the future for the indications we are targeting.

        Many of our current or potential competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

        The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third party payers. We also believe that, due to the small size of the patient populations in the orphan indications we target, being first to market will be a significant competitive advantage. We believe that our advantages in vector and manufacturing technology will allow us to reach market in a number of indications ahead of our competitors, and to capture the markets in these indications.

Government Regulation and Reimbursement

        Government authorities in the United States, European Union and other countries extensively regulate, among other things, the approval, research, development, preclinical and clinical testing, manufacture (including any manufacturing changes), packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, reimbursement, and import and export of pharmaceutical products, biological products and medical devices. We believe that all of our product candidates will be regulated as biological products, or biologics, and in particular, as gene therapies, and will be subject to such requirements and regulations under U.S. and foreign laws. For other countries outside of the United States and the European Union, marketing approval and pricing and reimbursement requirements vary from country to country. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, fines, refusal to approve pending applications, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Regulation in the United States

        In the United States, the FDA regulates biologics under the Public Health Service Act ("PHSA") and the Federal Food, Drug, and Cosmetic Act ("FCDA") and regulations and guidance implementing these laws. Obtaining regulatory approvals and ensuring compliance with applicable statutes and regulatory requirements entails the expenditure of substantial time and financial resources, including payment of user fees for applications to the FDA. All of our current product candidates are subject to regulation by the FDA as biologics. An applicant seeking approval to market and distribute a new biologic in the United States must typically undertake the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's current Good Laboratory Practice ("cGLP") regulations;

  •
  submission to the FDA of an Investigational New Drug ("IND") which allows human clinical trials to begin unless the FDA objects within 30 days;

  •
  approval by an independent institutional review board ("IRB") before each clinical trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials in accordance with the FDA's or EMA's good clinical practices ("GCP") to establish the safety, potency, purity and efficacy of the proposed biological product for each indication;

  •
  preparation and submission to the FDA of a Biologics License Application ("BLA");

  •
  payment of substantial product and establishment user fees;

  •
  approval of the BLA by the FDA, in consultation with an FDA advisory committee, if deemed appropriate by the FDA;

  •
  satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity; and

  •
  compliance with any post-approval commitments, including Risk Evaluation and Mitigation Strategies ("REMS"), and post-approval studies required by the FDA.

Human Clinical Studies in the US under an IND

        Clinical trials involve the administration of the investigational biologic to human subjects under the supervision of qualified investigators in accordance with cGCP requirements. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of an IND. A clinical trial may not proceed in the US unless and until an IND becomes effective, which is 30 days after its receipt by the FDA unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. The protocol and informed consent documents must also be approved by an IRB. The FDA, an IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Information about certain clinical trials, including results, must be submitted within specific timeframes for listing on the ClinicalTrials.gov website.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

  •
  Phase I: The biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness.

  •
  Phase II: The biological product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase III: The biological product is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labelling of the product.

FDA Guidance Governing Gene Therapy Products

        The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the design and analysis of shedding studies for virus or bacteria based gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high.

        If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities ("OBA") pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules prior to the submission of an IND to the FDA. In addition, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH will convene the Recombinant DNA Advisory Committee ("RAC"), a federal advisory committee, to discuss protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC's decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

Compliance with cGMP Requirements

        Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer, or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

FDA Programs to Expedite Product Development

        The FDA has several programs to expedite product development, including fast track designation and breakthrough therapy designation. Under the fast track program, the sponsor of a biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The benefits include greater interactions with the FDA, eligibility for accelerated approval based on a surrogate endpoint, eligibility for priority review of the BLA, and rolling review of sections of the BLA. The FDA may also take certain actions with respect to products designated as breakthrough therapies, including holding meetings with the sponsor and the review team throughout the development process, providing timely advice to and communication with the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking certain steps to design the clinical trials in an efficient manner.

        Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act ("FDASIA"), enacted in 2012, a sponsor can request designation of a product candidate as a breakthrough therapy. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for the fast track program features as described above, intensive guidance on an efficient development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross disciplinary review.

Submission of a BLA

        The results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting a license to market the product for one or more indications. The submission of a BLA is subject to an application user fee, currently exceeding $2.4 million, and the sponsor of an approved BLA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $513,000 per establishment. These fees are typically increased annually. The FDA has agreed to specified performance goals in the review of BLAs.

        Most such applications are meant to be reviewed within ten months from the filing acceptance date (typically 60 days after date of filing), and most applications for priority review products are meant to be reviewed within six months of the filing acceptance date (typically 60 days after date of filing). The FDA will assign a date for its final decision for the product (the PDUFA date) but can request an extension to complete review of a product application,

        The FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. Many drug applications receive complete response letters from the FDA during their first cycle of FDA review.

        If the FDA approves a product, it may limit the approved indications for use of the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a biologic's safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies ("REMS"). The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

        Following approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and the FDA review and approval. The product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. Other post-approval requirements include reporting of cGMP deviations that could affect the identity, potency, purity and overall safety of a distributed product, reporting of adverse effects, reporting new information regarding safety and efficacy, maintaining adequate record-keeping, and complying with electronic record and signature requirements.

Biosimilars and Exclusivity

        The Biologics Price Competition and Innovation Act of 2009 which amended the Public Health Service Act ("PHS") authorized the FDA to approve biosimilars under Section 351(k) of the PHS. Under the Act, a manufacturer may submit an application for licensure of a biologic product that is biosimilar to or interchangeable with a previously approved biological product or reference product. In order for the FDA to approve a biosimilar product, it must find that it is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in safety, purity or potency. A finding of interchangeability requires that a product is determined to be biosimilar to the reference product, and that the product can be expected to produce the same clinical results as the reference product. An application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product, and it may not be approved until 12 years thereafter. These exclusivity provisions only apply to biosimilar companies and not companies that rely on their own data and file a full BLA. The twelve year exclusivity market period in the U.S. for biologics has been controversial and may be shortened in the future.

Orphan Drug Exclusivity

        Under the Orphan Drug Act, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for treatment of the disease or condition will be recovered from sales of the product. If a product with orphan designation receives the first FDA approval, it will be granted seven years of marketing exclusivity, which means that the FDA may not approve any other applications for the same product for the same indication for seven years, unless clinical superiority is demonstrated in a head-to-head trial. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The FDA has granted orphan drug designation to Glybera for treatment of LPLD, meaning that it will receive orphan drug exclusivity if it is the first product approved for that indication.

Pediatric Exclusivity

        Pediatric exclusivity provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity in the US, including orphan exclusivity and exclusivity against biosimilars. This six-month exclusivity may be granted if the FDA issues a written request to the sponsor for the pediatric study, the sponsor submits a final study report after receipt of the written request, and meets the terms and timelines in the FDA's written request.

Regenerative Advanced Therapy Designation

        The 21st Century Cures Act became law in December 2016 and created a new program under Section 3033 in which the FDA has authority to designate a regenerative therapeutic product as a regenerative advanced therapy ("RAT") eligible for accelerated approval. A drug is eligible for a RAT designation if: 1) it is a regenerative medicine therapy which is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except those products already regulated under Section 361 of the PHS, 2) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and 3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A RAT must be made with the submission of an IND or as an amendment to an existing IND. FDA will determine if a product is eligible for RAT designation within 60 days of submission.

FDA Regulation of Companion Diagnostics

        We may seek to develop companion diagnostics for use in identifying patients that we believe will respond to our gene therapies. FDA officials have issued draft guidance to address issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the companion diagnostic and the drug be approved simultaneously. The draft guidance issued in July 2011 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic device, then the FDA generally will require approval or clearance of the diagnostic device by the Center for Devices and Radiological Health at the same time that the FDA approves the therapeutic product.

Anti-Kickback Provisions and Requirements

        The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, have also been alleged by government agencies to violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

U.S. Foreign Corrupt Practices Act

        The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Coverage, Pricing and Reimbursement

        The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third party payers are also increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

        As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third party payers fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Regulation in the European Union

        Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trials Directive 2001/20/EC, as amended (and to be replaced by the Clinical Trial Regulation EU 536/2014 in October 2018), provides a system for the approval of clinical trials in the European Union via implementation through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the CTA, which must be supported by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. The sponsor of a clinical trial, or its legal representative, must be based in the European Economic Area. European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report.

Marketing approval

        Marketing approvals under the European Union regulatory system may be obtained through a centralized or decentralized procedure. The centralized procedure results in the grant of a single marketing authorization that is valid for all—currently 28—EU member states. Pursuant to Regulation (EC) No 726/2004, as amended, the centralized procedure is mandatory for drugs developed by means of specified biotechnological processes, and advanced therapy medicinal products as defined in Regulation (EC) No 1394/2007, as amended. Drugs for human use containing a new active substance for which the therapeutic indication is the treatment of specified diseases, including but not limited to acquired immune deficiency syndrome, neurodegenerative disorders, auto-immune diseases and other immune dysfunctions, as well as drugs designated as orphan drugs pursuant to Regulation (EC) No 141/2000, as amended, also fall within the mandatory scope of the centralized procedure. Because of our focus on gene therapies, which fall within the category of advanced therapy medicinal products ("ATMPs") and orphan indications, our products and product candidates are expected to qualify for the centralized procedure.

        In the marketing authorization application ("MAA") the applicant has to properly and sufficiently demonstrate the quality, safety and efficacy of the drug. Guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs have been issued and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days after receipt of a valid application subject to clock stops during which the applicant deals with EMA questions.

        The European Commission may grant a so-called "marketing authorization under exceptional circumstances". Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

  •
  the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

  •
  the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radio-pharmaceutical, by an authorized person; and

  •
  the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

        A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a regular marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal. A marketing authorization under exception circumstances will normally not lead to the completion of a full dossier and hence is unlikely to become a normal marketing authorization.

        The European Union also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator's data to assess a generic (abbreviated) application during the eight year period. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator's data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. The EMA has also issued guidelines for a comprehensive comparability exercise for biosimilars, and for specific classes of biological products.

        Additional rules apply to medicinal products for pediatric use under Regulation (EC) No 1901/2006, as amended. Potential incentives include a six-month extension of any supplementary protection certificate granted pursuant to Regulation (EC) No 469/2009, however not in cases in which the relevant product is designated as an orphan medicinal product pursuant to Regulation (EC) No 141/2000, as amended. Instead, medicinal products designated as orphan medicinal product may enjoy an extension of the ten-year market exclusivity period granted under Regulation (EC) No 141/2000, as amended, to twelve years subject to the conditions applicable to orphan drugs.

Manufacturing and manufacturers' license

        Pursuant to Commission Directive 2003/94/EC as transposed into the national laws of the member states, the manufacturing of investigational medicinal products and approved drugs is subject to a separate manufacturer's license and must be conducted in strict compliance with cGMP requirements, which mandate the methods, facilities, and controls used in manufacturing, processing, and packing of drugs to assure their safety and identity. Manufacturers must have at least one qualified person permanently and continuously at their disposal. The qualified person is ultimately responsible for certifying that each batch of finished product released onto the market has been manufactured in accordance with cGMP and the specifications set out in the marketing authorization or investigational medicinal product dossier. cGMP requirements are enforced through mandatory registration of facilities and inspections of those facilities. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

Advertising

        In the European Union, the promotion of prescription medicines is subject to intense regulation and control, including a prohibition on direct-to-consumer advertising. All medicines advertising must be consistent with the product's approved summary of products characteristics, factual, accurate, balanced and not misleading. Advertising of medicines pre-approval or off-label is prohibited. Some jurisdictions require that all promotional materials for prescription medicines be subjected to either prior internal or regulatory review & approval.

Other Regulatory Requirements

        A holder of a marketing authorization for a medicinal product is legally obliged to fulfill a number of obligations by virtue of its status as a marketing authorization holder ("MAH"). The MAH can delegate the performance of related tasks to third parties, such as distributors or marketing collaborators, provided that this delegation is appropriately documented and the MAH maintains legal responsibility and liability.

        The obligations of an MAH include:

  •
  Manufacturing and Batch Release.  MAHs should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, with the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.

  •
  Pharmacovigilance.  MAHs are obliged to establish and maintain a pharmacovigilance system, including a qualified person responsible for oversight, to submit safety reports to the regulators and comply with the good pharmacovigilance practice guidelines adopted by the EMA.

  •
  Advertising and Promotion.  MAHs remain responsible for all advertising and promotion of their products, including promotional activities by other companies or individuals on their behalf and in some cases must conduct internal or regulatory pre-approval of promotional materials.

  •
  Medical Affairs/Scientific Service.  MAHs are required to disseminate scientific and medical information on their medicinal products to healthcare professionals, regulators and patients.

  •
  Legal Representation and Distributor Issues.  MAHs are responsible for regulatory actions or inactions of their distributors and agents.

  •
  Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization. MAHs must maintain appropriate records, comply with the marketing authorization's terms and conditions, fulfill reporting obligations to regulators, submit renewal applications and pay all appropriate fees to the authorities.

        We hold the marketing authorization under exceptional circumstances granted for Glybera in the European Union, and we may hold any future marketing authorizations granted for our product candidates in our own name, or appoint an affiliate or a collaborator to hold marketing authorizations on our behalf. Any failure by an MAH to comply with these obligations may result in regulatory action against an MAH and ultimately threaten our ability to commercialize our products.

Reimbursement

        In the European Union, the pricing and reimbursement mechanisms by private and public health insurers vary largely by country and even within countries. In respect of the public systems, reimbursement for standard drugs is determined by guidelines established by the legislator or responsible national authority. The approach taken varies from member state to member state. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products and some of EU countries require the completion of studies that compare the cost-effectiveness of a particular product candidate to currently available therapies in order to obtain reimbursement or pricing approval. Special pricing and reimbursement rules may apply to orphan drugs. Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules or agreements on reimbursement may apply.

Orphan Drug Regulation

        We have been granted orphan drug exclusivity for Glybera for treatment of LPLD until October 2022, subject to the conditions applicable to orphan drug exclusivity in the European Union. Regulation (EC) No 141/2000, as amended, states that a drug will be designated as an orphan drug if its sponsor can establish:

  •
  that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the Community when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and

  •
  that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the drug will be of significant benefit to those affected by that condition.

        Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a drug as an orphan drug. An application for the designation of a drug as an orphan drug must be submitted at any stage of development of the drug before filing of a marketing authorization application.

        If an EU-wide community marketing authorization in respect of an orphan drug is granted pursuant to Regulation (EC) No 726/2004, as amended, the European Union and the member states will not, for a period of 10 years, accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar drug.

        This period may however be reduced to six years if, at the end of the fifth year, it is established, in respect of the drug concerned, that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Notwithstanding the foregoing, a marketing authorization may be granted, for the same therapeutic indication, to a similar drug if:

  •
  the holder of the marketing authorization for the original orphan drug has given its consent to the second applicant;

  •
  the holder of the marketing authorization for the original orphan drug is unable to supply sufficient quantities of the drug; or

  •
  the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective or otherwise clinically superior.

        Regulation (EC) No 847/2000 lays down definitions of the concepts similar drug and clinical superiority, which concepts have been expanded upon in subsequent Commission guidance. Other incentives available to orphan drugs in the European Union include financial incentives such as a reduction of fees or fee waivers and protocol assistance. Orphan drug designation does not shorten the duration of the regulatory review and approval process.

Employees

        As of December 31, 2016, we had a total of 251 employees. Pursuant to our previously announced strategic restructuring plan, we anticipate that we will reduce our overall headcount by approximately 50-55 positions in 2017. As of December 31, 2016 35 employees had an M.D. or Ph.D. degree, or the foreign equivalent. We are in the process of establishing a works council in the Netherlands.

Research and Development

        For information regarding research and development expenses incurred during 2016, 2015 and 2014, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Research and Development.

Corporate Information

        Our business is a biopharmaceutical company which was founded in 1998 by scientists who were investigating Lipoprotein Lipase Deficiency ("LPLD") at the Academic Medical Center of the University of Amsterdam. We initially operated through our predecessor company, Amsterdam Molecular Therapeutics Holding N.V. ("AMT"). uniQure N.V. ("uniQure" or the "Company") was incorporated in January 2012 to acquire and continue the gene therapy business of AMT which is domiciled in the Netherlands. Effective February 10, 2014, in connection with our initial public offering, we converted into a public company with limited liability and changed our legal name from uniQure B.V. to uniQure N.V. Our company is registered with the Dutch Trade Register of the Chamber of Commerce (handelsregister van de Kamer van Koophandel en Fabrieken) in Amsterdam, the Netherlands under number 54385229. Our headquarters is in Amsterdam, the Netherlands, and our registered office is located at Meibergdreef 61, Amsterdam 1105 BA, the Netherlands, and our telephone number is +31 20 240 6000.

        Effective January 1, 2017, we ceased to qualify as a foreign private issuer. We file electronically with the Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act. Prior to 2017, we filed reports under the Exchange Act as a foreign private issuer.

        Our website address is www.uniqure.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Also available through our website's "Investor Relations Corporate Governance" page are charters for the Audit, Remuneration and Nominations and Corporate Governance committees of our board of directors and our Code of Business Conduct and Ethics. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any materials we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC's website address is http://www.sec.gov. Unless the context indicates otherwise, all references to "uniQure" or the "Company" refer to uniQure and its consolidated subsidiaries.

        uniQure is a leading gene therapy company. uniQure is delivering on the promise of gene therapy—single treatments with potentially curative results. uniQure is leveraging its modular and validated technology platform to rapidly advance a pipeline of proprietary and partnered gene therapies to treat patients with liver/metabolic, central nervous system and cardiovascular diseases.

        Since its inception, the Company has devoted substantially all of its research and development efforts to its product candidates including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates, maintain a global registry and conduct a Phase IV study for Glybera as well as to provide selling, general and administrative support for these operations.

        Our common stock is listed on the Nasdaq Global Market and trades under the symbol "QURE."

Item 1A.    Risk Factors

        An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes hereto, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Risks Related to the Development of Our Product Candidates

         We may encounter substantial delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

        Clinical and non-clinical development is expensive, time-consuming and uncertain as to outcome. Our product candidates are in early clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

  •
  delays in reaching a consensus with regulatory agencies on study design;

  •
  delays in reaching agreement on acceptable terms with prospective clinical research organizations ("CROs") and clinical trial sites;

  •
  delays in receiving regulatory authority to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;

  •
  delays in obtaining required Institutional Review Board ("IRB") approval at each clinical trial site;

  •
  imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;

  •
  failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;

  •
  failure of sites or clinical investigators to perform in accordance with good clinical practices ("GCP") or applicable regulatory guidelines in other countries;

  •
  difficulty or delays in patient recruiting into clinical trials;

  •
  delays or deviations in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;

  •
  delays in having patients complete participation in a study or return for post-treatment follow-up;

  •
  clinical trial sites or patients dropping out of a study;

  •
  occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or

  •
  changes in regulatory requirements and guidance that require amending or submitting new clinical protocols, undertaking additional new tests or analyses or submitting new types or amounts of clinical data.

        Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Such trials and regulatory review and approval take many years. It is impossible to predict when or if any of our clinical trials will demonstrate that product candidates are effective or safe in humans. If the results of our clinical trials are inconclusive, or fail to meet the level of statistical significance required for approval or if there are safety concerns or adverse events associated with our product candidates, we may:

  •
  be delayed in or altogether prevented from obtaining marketing approval for our product candidates;

  •
  obtain approval for indications or patient populations that are not as broad as intended or desired;

  •
  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

  •
  be subject to changes with the way the product is administered;

  •
  be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

  •
  have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

  •
  be subject to the addition of labeling statements, such as warnings or contraindications;

  •
  be sued; or

  •
  experience damage to our reputation.

        Because of the nature of the gene therapies we are developing, regulators may also require us to demonstrate long-term gene expression or clinical efficacy, which may require additional or longer clinical trials and which may not be able to be demonstrated to the regulatory authorities' standards.

        Our ability to recruit patients for our trials is often reliant on third parties, such as the pharmacies at our clinical trial sites. These third parties may not have the adequate infrastructure established to handle gene therapy products or to support certain gene therapy product formulations, or may not agree to recruit patients on our behalf.

        In addition, we or our collaborators may not be able to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates, or may cause us to abandon one or more clinical trials altogether. In particular, because several of our programs are focused on the treatment of patients with rare, orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate in light of the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies.

        Any inability to successfully initiate or complete preclinical and clinical development could result in additional costs to us or impair our ability to receive marketing approval, to generate revenues from product sales or obtain regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, including changes in the vector or manufacturing process used, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

         Our progress in early-stage clinical trials may not be indicative of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be indicative of progress in trials for other product candidates.

        The product candidates in our pipeline are at early-stages of development. Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies.

        A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results during clinical trials, if these results are not reproducible or if our products show diminishing activity over time, our products may not receive approval from the FDA or EMA. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in late-stage clinical trials with larger patient populations could have a material adverse effect on our business that would cause our share price to decline.

         Fast track product, breakthrough therapy, priority review, or RAT designation by the FDA for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

        We may seek fast track, a breakthrough therapy designation, RAT designation and priority review designation for our product candidates if supported by the results of clinical trials. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A RAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. For drugs and biologics that have been designated as fast track products or breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs designated as fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, which typically adds approximately two months to the timeline for review and decision from the date of submission. RAT designations will accelerate approval but the exact mechanisms have not yet been announced by FDA.

        Designation as a fast track product, breakthrough therapy, RAT, or priority review product is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a fast track product, breakthrough therapy, RAT, or priority review product, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, with regard to fast track products and breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a fast track product, RAT, or a breakthrough therapy or, for priority review products, decide that the time period for FDA review or approval will not be shortened.

         We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.

        An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress these candidates through clinical development ourselves or together with our collaborators. Although we currently have a pipeline of programs at various stages of development, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. Research programs to identify new product candidates require substantial technical, financial and human resources. We or our collaborators may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

         Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

        We seek to expand our product pipeline in part by in-licensing the rights to key technologies, including those related to gene delivery, genes and gene cassettes. The future growth of our business will depend in significant part on our ability to in-license or otherwise acquire the rights to additional product candidates or technologies, particularly through our collaborations with academic research institutions. However, we may be unable to in-license or acquire the rights to any such product candidates or technologies from third parties on acceptable terms or at all. The in-licensing and acquisition of these technologies is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be competitors may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our areas of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition and prospects could suffer.

         Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.

        Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. The risk of cancer remains a concern for gene therapy, and we cannot assure that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

        Glybera or our product candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may require us to abandon or limit their development, preclude our obtaining additional marketing approval or prevent or limit commercial use. In our clinical trials for Glybera, there were, as of December 31, 2015, a total of 58 serious adverse event reports in Glybera-treated patients, two of which were assessed as potentially related to Glybera, one incidence of pulmonary embolism and one incidence of fever. As of December 31, 2016, a total of two serious adverse event reports in AMT-060-treated patients occurred in our Phase I/II hemophilia B trial, a transient elevation of liver transaminases and a fever, which were assessed as probably, and possibly related to AMT-060, respectively.

        Adverse events in our clinical trials or those conducted by other parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates

Risks Related to Our Manufacturing

         Delays in qualifying our U.S. manufacturing facility for clinical production activities could delay our development and commercialization plans and thereby limit our revenues and growth.

        We have commenced consolidating all of our manufacturing at our facility in Lexington, Massachusetts, which is currently in the qualification process to enable production of clinical trial material. If qualification is delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our commercialization and development activities and our opportunities for growth. Cost overruns associated with this facility could also require us to raise additional funds from external sources, which may be unavailable on favorable terms or at all.

        Our Amsterdam facility, which we plan to decommission in May 2017, currently is our only EMA-approved facility to manufacture Glybera for commercial use. We could be exposed to penalties or claims if we fail to supply Glybera under firm orders received from our commercial partner.

         Our manufacturing facilities are subject to significant government regulations and approvals. If we fail to comply with these regulations or maintain these approvals our business will be materially harmed.

        Our manufacturing facility in Amsterdam and the facility in Lexington will be subject to ongoing regulation and periodic inspection by the EMA, FDA and other regulatory bodies to ensure compliance with current Good Manufacturing Practices ("cGMP"). Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

        Failure to comply with applicable regulations could also result in the EMA, FDA or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions. Any of the foregoing could materially harm our business.

         Gene therapies are complex and difficult to manufacture. We could experience production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business.

        We manufacture our clinical and commercial supplies of our product candidates ourselves in our GMP certified facility in Amsterdam. We plan to decommission this facility in the second quarter of 2017 and have begun transferring all manufacturing to our facility in Lexington, Massachusetts, which will involve a complex process of technology transfer. The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject variation or production difficulties. Issues with the manufacturing process, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in lot failures insufficient inventory, product recalls and product liability claims. We may encounter problems in completing our technology transfer or in achieving adequate or clinical-grade materials that meet EMA, FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

        A number of factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, particularly as we transition manufacturing to Lexington, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

        Any problems in our manufacturing processes or facilities could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs, result in delays in our clinical development or marketing schedules and harm our business.

         Our use of viruses, chemicals and other hazardous materials requires us to comply with regulatory requirements and exposes us to significant potential liabilities.

        Our development and manufacturing processes involve the use of viruses, chemicals, other (potentially) hazardous materials and produce waste products. Accordingly, we are subject to national, federal, state and local laws and regulations in the United States, the Netherlands and Germany governing the use, manufacture, distribution, storage, handling, treatment and disposal of these materials. In addition to ensuring the safe handling of these materials, applicable requirements require increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for damages that result, and any such liability could exceed our assets and resources.

Risks Related to Regulatory Approval

         We cannot predict when or if we will obtain marketing approval to commercialize a product candidate

        The development and commercialization of our product candidates, including their design, testing, manufacture, safety, efficacy, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, the EMA and other regulatory agencies of the member states of the European Union, and similar regulatory authorities in other jurisdictions. Failure to obtain marketing approval for a product candidate in a specific jurisdiction will prevent us from commercializing the product candidate in that jurisdiction.

        We have not received approval to market any of our products or product candidates from regulatory authorities in the United States. We received marketing authorization for Glybera from the European Commission in October 2012 under exceptional circumstances for a subset of LPLD patients, after our initial application was rejected in June 2011. We have decided not to pursue marketing approval for Glybera in the United States.

        The process of obtaining marketing approval for our product candidates in the European Union, the United States and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications, or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

        If we experience delays in obtaining marketing approval of any of our product candidates in the United States or other countries, the commercial prospects of our other product candidates may be harmed and our ability to generate revenues will be materially impaired.

         The FDA will require us to conduct comparability studies evaluating the products manufactured at our Amsterdam facility with those to be manufactured at our new Lexington, Massachusetts facility. Those studies and their results could substantially delay or preclude our ability to commercialize our product candidates in the United States.

        The FDA maintains strict requirements governing the manufacturing process for biologics. When a manufacturer seeks to modify or change that process, or begin manufacturing at a new facility, the FDA typically requires the applicant to conduct non-clinical and, depending on the magnitude of the changes, potentially clinical comparability studies that evaluate the potential differences in the product resulting from the change in the manufacturing process or facility. In connection with any application for marketing approval in the United States, we will be required to conduct comparability studies assessing product manufactured at our facility in Amsterdam with product to be manufactured at our new facility in Lexington, Massachusetts.

        Delays in designing and completing a comparability study to the satisfaction of the FDA could delay or preclude our development and commercialization plans and, thereby, increase the risk and time to achieve regulatory approval. For example, we may attempt to show comparability of the product manufactured at our Amsterdam and Lexington facilities through the use of non-clinical data, such as potency assays and animal studies. In the event that the FDA does not accept such non-clinical comparability data, we may need to conduct additional studies involving dosing of animals or patients. These potential studies may result in a delay of the approval or launch of product in the United States.

         The risks associated with the marketing approval process are heightened by the status of our products as gene therapies.

        We believe that all of our current product candidates will be viewed as gene therapy products by the applicable regulatory authorities. Gene therapies are relatively new treatments for which regulators do not have extensive experience or standard review and approval processes. The FDA unlike the EMA, does not have an exceptional circumstances approval pathway.

        Both the FDA and EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates that are difficult to predict. The FDA and the EMA have issued various guidance documents pertaining to gene therapy products, with which we likely must comply to gain regulatory approval of any of our product candidates in the United States or European Union, respectively. The close regulatory scrutiny of gene therapy products may result in delays and increased costs, and may ultimately lead to the failure to obtain approval for any gene therapy product.

        Regulatory requirements affecting gene therapy have changed frequently and may continue to change, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. For example, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA in order for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources and ultimately result in rejection. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

         Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period of time.

        Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the EMA or FDA from approving another marketing application for the same drug for the same indication for that time period. The EMA, however, may subsequently approve a similar drug for the same indication during the first product's market exclusivity if the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

        Orphan drug exclusivity may be lost if the EMA or FDA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if the incidence and prevalence of patients who are eligible to receive the drug in these markets materially increase.

         As appropriate, we intend to seek all available periods of regulatory exclusivity for our product candidates. However, there is no guarantee that we will be granted these periods of regulatory exclusivity or that we will be able to maintain these periods of exclusivity.

        The FDA grants product sponsors certain periods of regulatory exclusivity, during which the agency may not approve, and in certain instances, may not accept, certain marketing applications for competing drugs. For example, biologic product sponsors may be eligible for twelve years of exclusivity from the date of approval, seven years of exclusivity for drugs that are designated to be orphan drugs, and/or a six-month period of exclusivity added to any existing exclusivity period or patent life for the submission of FDA requested pediatric data. While we intend to apply for all periods of market exclusivity that we may be eligible for, there is no guarantee that we will receive all such periods of market exclusivity. Additionally, under certain circumstances, the FDA may revoke the period of market exclusivity. Thus, there is no guarantee that we will be able to maintain a period of market exclusivity, even if granted. In the case of orphan designation, other benefits, such as tax credits and exemption from user fees may be available. If we are not able to obtain or maintain orphan drug designation or any period of market exclusivity to which we may be entitled, we will be materially harmed, as we will potentially be subject to greater market competition and may lose the benefits associated with programs.

         We are subject to costly post-approval obligations, review and other regulatory requirements for Glybera in the European Union

        As part of our marketing approval under exceptional circumstances in the European Union, the EMA has imposed ongoing requirements for a costly post-approval study and market surveillance activities. Specifically, as a condition to approval of Glybera, we are required to complete a post-approval clinical trial and implement a disease registry for long-term surveillance of patients, as well as implement risk management procedures, distribute educational materials to healthcare professionals and patients, implement an additional manufacturing process step, comply with certain notification obligations and undergo annual reassessment, any negative outcome of which could potentially lead to a withdrawal of marketing approval for Glybera. The expense and uncertain result of these post-approval requirements may adversely affect our financial position. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties.

        Any government investigation of alleged violations of law could require us to expend significant time and resources and could generate negative publicity. The occurrence of any event or penalty may inhibit our ability or that of our collaborators to commercialize Glybera and any other products and generate revenues or may lead to withdrawal of marketing approval, which would have a material adverse effect on our business.

Risks Related to Commercialization

         If we or our collaborators are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

        Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on a number of factors, including:

  •
  successful completion of preclinical studies and clinical trials;

  •
  receipt and maintenance of marketing approvals from applicable regulatory authorities;

  •
  our ability to timely manufacture sufficient quantities according to required quality specifications;

  •
  obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;

  •
  obtaining and maintaining regulatory approval for our manufacturing facility in Lexington, Massachusetts;

  •
  launch and commercialization of our products, if and when approved, whether alone or in collaboration with others;

  •
  identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;

  •
  acceptance of our products, if and when approved, by patients, the medical community and third party payers;

  •
  effectively competing with existing therapies and gene therapies based on safety and efficacy profile;

  •
  achieve value based pricing levels based on durability of expression, safety and efficacy;

  •
  obtaining and maintaining healthcare coverage and adequate reimbursement; and

  •
  complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile.

        Failure to achieve or implement any of these elements could result in significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business.

         The affected populations for our gene therapies may be smaller than we or third parties currently project, which may affect the size of our addressable markets.

        Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our therapies, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunities for these therapies will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient consent, patient access and product pricing and reimbursement. For example, after obtaining marketing authorization for Glybera from the EMA in 2013, various national European authorities denied reimbursement under national insurance schemes.

        Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The use of such data involves risks and uncertainties and is subject to change based on various factors. Our estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or access, any of which would adversely affect our results of operations and our business.

        The addressable market for AAV-based gene therapies are also impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid are generally not eligible for administration of a gene therapy that includes this particular capsid. For example, our AMT-060 gene therapy candidate for hemophilia B patients incorporates an AAV5 capsid. In our Phase I/II clinical study, we screened patients for preexisting anti-AAV5 antibodies in order to determine their eligibility for the trial. While none of the 10 patients screened for the study tested positive for anti-AAV5 antibodies, we have limited clinical and preclinical data on the prevalence of anti-AAV5 antibodies, and it is possible that future clinical studies may demonstrate a higher prevalence of anti-AAV5 antibodies in hemophilia B patients. This may limit the addressable market for AMT-060 and any future revenues derived from the sale of the product.

         Any approved gene therapy we seek to offer may fail to achieve the degree of market acceptance by physicians, patients, third party payers and others in the medical community necessary for commercial success.

        Doctors may be reluctant to accept a gene therapy as a treatment option or, where available, choose to continue to rely on existing symptomatic treatments. The degree of market acceptance of any of our product candidates that receive marketing approval in the future will depend on a number of factors, including:

  •
  the efficacy and potential advantages of our therapies compared with alternative treatments;

  •
  our ability to convince payers of the long-term cost-effectiveness of our therapies and, consequently, the availability of third party coverage and adequate reimbursement;

  •
  the limitations on use and label requirements imposed by regulators;

  •
  the convenience and ease of administration of our gene therapies compared with alternative treatments;

  •
  the willingness of the target patient population to try new therapies, especially a gene therapy, and of physicians to administer these therapies;

  •
  the strength of marketing and distribution support;

  •
  the prevalence and severity of any side effects;

  •
  limited access to site of service that can perform the product preparation and administer the infusion; and

  •
  any restrictions on the use of our products.

         We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The development and commercialization of new biotechnology and biopharmaceutical products, including gene therapies, is highly competitive. We may face competition with respect to our product candidates, as well as with respect to any product candidates that we may seek to develop or commercialize in the future, from large and specialty pharmaceutical companies and biotechnology companies worldwide, who currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. In recent years, there has been a significant increase in commercial and scientific interest and financial investment in gene therapy as a therapeutic approach, which has intensified the competition in this area.

        We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Asklepios BioPharmaceutical, Audentes Therapeutics, Avalanche Biotech, AveXis, Bayer, BioMarin, Bioveratiy, bluebird bio, Dimension Therapeutics, Errant Gene Therapeutics, Expression Therapeutics, Freeline Therapeutics, Genethon, Genzyme, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstarx, Pfizer, REGENXBIO, Renova Therapeutics, Retrosense Therapeutics, Sangamo BioSciences, Shire, Solid Biosciences, Spark Therapeutics, Takara, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen, Bayer, Biogen, BioMarin, Genzyme, Novartis, Novo Nordisk, Pfizer, Shire, and numerous other pharmaceutical and biotechnology firms.

        Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Because we expect that gene therapy patients may generally require only a single administration, we believe that the first gene therapy product to enter the market for a particular indication will likely enjoy a significant commercial advantage, and may also obtain market exclusivity under applicable orphan drug regimes.

        Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

         Even if our commercialization of our product candidates for which we obtain marketing approval is successful, we may not be financially successful due to our obligations to third parties.

        We have obtained exclusive or non-exclusive rights from third parties under a number of patents and other technology that we are exploiting in Glybera and our development programs. Our agreements with these third parties generally grant us a license to make, use, sell, offer to sell and import products covered by the licensed patent rights in exchange for our payment of some combination of an upfront amount, annual fees, royalties, a portion of amounts we receive from our sublicenses and payments upon the achievement of specified development, regulatory or commercial milestones. For example, we are contractually obligated to pay royalties and other obligations to third parties on net sales of Glybera by us, Chiesi or other sublicensees or on other amounts we receive, including from Chiesi or other sublicensees for their sales of Glybera. We also received a technical development loan from the Dutch government, which potentially requires repayment based on the timing and amount of revenues we receive from the sale of Glybera. These financial obligations to third parties are an expense to us, which could adversely affect our financial position.

Risks Related to Our Dependence on Third Parties

         If our collaboration with BMS is not successful or if BMS designates or develops fewer targets than permitted under our collaboration agreement, our development plans, financial position and opportunities for growth may be adversely affected.

        In order to earn all milestone payments and royalties potentially due under our collaboration with BMS, we are dependent on BMS electing to designate and actively pursue target indications covered by the collaboration and our achievement of all development, clinical and regulatory milestones under the collaboration. If BMS designates or actively pursues fewer development targets, or if we fail to achieve a significant number of the applicable milestones, the total payments we receive under this collaboration may be materially lower than are potentially payable.

        In connection with our 2014 acquisition of the InoCard business (later renamed uniQure GmbH), we undertook certain obligations regarding the development of the acquired program pursuant to a plan to be agreed between us and the sellers. The acquisition agreement provides that, in the case of an unremedied breach by us of these development obligations, the sellers could be entitled, in defined circumstances, to repurchase the InoCard business from us. If we were to breach such development obligations and were not successful in remedying such breach, the sellers might seek to exercise this repurchase right or to claim other financial penalties. Although we are diligently pursuing the development of the acquired program through our collaboration with BMS, and believe that we have not breached and will not breach such development obligations, any claim of breach could result in distraction of management and staff attention. In the event that the sellers were successful in pursuing a claim of breach by us of such obligations, our financial position and our efforts to develop S100A1 together with our collaboration partner BMS could be materially adversely affected.

         We rely on third parties for important aspects of our development programs. If these parties do not perform successfully or if we are unable to maintain any of our collaboration arrangements, or enter into new collaborations, our business could be adversely affected.

        We have entered into, and expect in the future to enter into, collaborations with other companies and academic research institutions with respect to important elements of our commercial and development programs. For example, we have collaboration agreements with BMS for the development and commercialization of gene therapies for cardiovascular and potentially other diseases and with Chiesi, for both co-development and commercialization of our hemophilia B program and commercialization of Glybera in the European Union and certain other countries.

        Our existing collaborations, and any future collaborations we enter, may pose several risks, including the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  we generally have limited or no control over the design or conduct of clinical trials sponsored by our current collaborators;

  •
  we may be hampered from entering into collaboration arrangements if we are unable to obtain consent form our licensor to enter into sublicensing arrangements of technology we have licensed from such licensors;

  •
  if our collaborators do not conduct the clinical trials they sponsor in accordance with regulatory requirements or stated protocols, we will not be able to rely on the data produced in such trials in our further development efforts;

  •
  collaborators may not perform their obligations as expected;

  •
  collaborators may also have relationships with other entities, some of which may be our competitors;

  •
  collaborators may not pursue development and commercialization of any product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

  •
  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

  •
  collaborators could develop, independently or with third parties, products that compete directly or indirectly with our products or product candidates, if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

  •
  our collaboration arrangements may impose restrictions on our ability to undertake other development efforts that may appear to be attractive to us;

  •
  product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

  •
  a collaborator with marketing and distribution rights that achieves regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

  •
  disagreements with collaborators, including over proprietary rights, contract interpretation or the preferred course of development, could cause delays or termination of the research, development or commercialization of product candidates, lead to additional responsibilities for us, delay or impede reimbursement of certain expenses or result in litigation or arbitration, any of which would be time-consuming and expensive;

  •
  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our rights or expose us to potential litigation;

  •
  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

  •
  collaborations may in some cases be terminated for the convenience of the collaborator and, if terminated, we could be required to expend additional funds to pursue further development or commercialization of the applicable product or product candidates.

        If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive future research funding or milestone or royalty payments under the collaboration, and we may lose access to important technologies and capabilities of the collaboration. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our development collaborators.

Risks Related to Our Intellectual Property

         We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.

        We currently are heavily reliant upon licenses of proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our manufacturing process, our vector platform, our gene cassettes and the therapeutic genes of interest we are using. These and other licenses may not provide adequate rights to use such technology in all relevant fields of use. Licenses to additional third party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

        In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. In addition, some of our agreements with our licensors require us to obtain consent from the licensor before we can enforce patent rights, and our licensor may withhold such consent or may not provide it on a timely basis. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

         Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

        The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business and financial condition.

         If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose rights that are important to our business.

        We in-license intellectual property from third parties that is material to our product candidates, including technology related to our manufacturing process, our vector platform, and the therapeutic genes and gene cassettes we are using. Our licensing arrangements with third parties impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

         If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.

        We rely upon a combination of in-licensed and owned patents, trade secret protection and confidentiality agreements to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the European Union, the United States and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Successful challenges to our patents may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

        The patent prosecution process is expensive, time-consuming and uncertain, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Additionally, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, EU patent law with respect to the patentability of methods of treatment of the human body is more limited than U.S. law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after their priority date, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions or that we were the first to file for patent protection of the inventions claimed in our owned or licensed patents or pending patent applications. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the European Union, the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection.

         We may become involved in lawsuits to protect or enforce our patents or other intellectual property or third parties may assert their intellectual property rights against us, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, maintained in more narrowly amended form or interpreted narrowly.

        Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, increase our operating losses, reduce available resources and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have an adverse effect on the price of our ordinary shares.

        Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may not be able to obtain the required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product or otherwise to cease using the relevant intellectual property. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease or materially modify some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

        For example, we are aware of patents owned by third parties that relate to some aspects of our programs that are still in development. In some cases, because we have not determined the final methods of manufacture, the method of administration or the therapeutic compositions for these programs, we cannot determine whether rights under such third party patents will be needed. In addition, in some cases, we believe that the claims of these patents are invalid or not infringed, or will expire before commercialization. However, if such patents are needed and found to be valid and infringed, we could be required to obtain licenses, which might not be available on commercially reasonable terms, or to cease or delay commercializing certain product candidates, or to change our programs to avoid infringement.

         Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

        Because we collaborate with various organizations and academic research institutions on the advancement of our gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, materials transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

        In addition, these agreements typically restrict the ability of our collaborators, advisors and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements.

        Some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Risks Related to Pricing and Reimbursement

         We face uncertainty related to insurance coverage of, and pricing and reimbursement for product candidates for which we may receive marketing approval.

        We anticipate that the cost of treatment using our product candidates will be significant. We expect that most patients and their families will not be capable of paying for our products themselves. There will be no commercially viable market for our product candidates without reimbursement from third party payers, such as government health administration authorities, private health insurers and other organizations. Even if there is a commercially viable market, if the level of third party reimbursement is below our expectations, our revenues and gross margins will be adversely affected and our business will be harmed.

        Government authorities and other third party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures. Increasingly, third party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications. Additionally, in the United States and some foreign jurisdictions, legislative and regulatory changes regarding the healthcare system and insurance coverage, particularly in light of the new U.S. presidential administration, could result in more rigorous coverage criteria and downward pressure on drug prices, and may affect our ability to profitably sell any products for which we obtain marketing approval.

        The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begins only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the European Union, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company's profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. As a result of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners' commercial launch of the product in a particular jurisdiction. In addition, we or our collaborators may elect to reduce the price of our products in order to increase the likelihood of obtaining reimbursement approvals. In the event that countries impose prices, which are not sufficient to allow us or our collaborators to generate a profit, we or our collaborators may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third party payers, our ability to market and sell our products would be adversely affected and our business would be harmed.

         Due to the generally limited addressable market for our target orphan indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to pricing and reimbursement for these product candidates.

        The relatively small market size for orphan indications and the potential for long-term therapeutic benefit from a single administration present particular challenges to pricing review and negotiation of our product candidates for which we may obtain marketing authorization. The patient populations of our product candidates targeted at orphan and ultra-orphan diseases are relatively small. If we are unable to obtain adequate levels of reimbursement relative to the small market size in our target orphan and ultra-orphan indications, our ability to support our development and commercial infrastructure and to successfully market and sell our product candidates for which we may obtain marketing approval will be adversely affected.

        We also anticipate that many or all of our gene therapy product candidates may provide long-term, and potentially curative benefit, with a single administration. This is a different paradigm than that of other pharmaceutical therapies, which often require an extended course of treatment or frequent administration. As a result, governments and other payers may be reluctant to provide the significant level of reimbursement that we seek at the time of administration of our gene therapies or may seek to tie reimbursement to clinical evidence of continuing therapeutic benefit over time. Although we anticipate that our product candidates will need to be administered only once, there may be situations in which re-administration is required, which may further complicate the pricing and reimbursement for these treatments. In addition, in light of the anticipated cost of these therapies, governments and other payers may be particularly restrictive in making coverage decisions. These factors could limit our commercial success and harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

         We have incurred significant losses to date, expect to incur losses over the next several years and may never achieve or maintain profitability.

        We had a net loss of $73.4 million in 2016, $82.1 million in 2015 and $49.8 million in 2014. As of December 31, 2016, we had an accumulated deficit of $396.1 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

        We anticipate that our expenses will increase substantially as we:

  •
  prepare for a pivotal Phase III study of AMT-060 for hemophilia B in collaboration with Chiesi;

  •
  advance the preclinical development of our product candidate for Huntington's disease;

  •
  conduct any additional trials or tests beyond those original anticipated in order to confirm the safety or efficacy of our product candidates;

  •
  seek marketing approval for any product candidates that successfully complete clinical trials;

  •
  acquire or in-license rights to new therapeutic targets or product candidates;

  •
  enter into collaboration agreements with third parties to collaborate on the research and development of potential product candidates;

  •
  build clinical, medical, regulatory affairs, development and commercial infrastructure in the United States;

  •
  maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties;

  •
  hire additional executives to fill current vacancies, including a Chief Financial Officer and Chief Operating Officer;

  •
  incur cost to terminate or retain employees related to restructuring our operations.

        We and our collaborators may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

         We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

        We expect to incur significant expenses in connection with our on-going activities and that we will likely need to obtain substantial additional funding in connection with our continuing operations. In addition, we have based our estimate of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

        Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our Loan and Security Agreement with Hercules Technology Growth Capital, Inc. ("Hercules") and our pledge to Hercules of substantially all of our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

        If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to issue additional equity, relinquish valuable rights to our technologies, future revenue streams, products or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, which would have a negative impact on our financial condition, results of operations and cash flows. If our collaborations with BMS and Chiesi are not successful, our development plans, financial position and opportunities for growth may be adversely affected.

         Our existing and any future indebtedness could adversely affect our ability to operate our business.

        As of December 31, 2016, we had $20.2 million of outstanding borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from December 2017 through May 2020. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

  •
  requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, research and development and other general corporate purposes;

  •
  increasing our vulnerability to adverse changes in general economic, industry and market conditions;

  •
  subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  •
  placing us at a disadvantage compared to our competitors that have less debt or better debt servicing options.

        We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under our existing debt could result in an event of default and acceleration of amounts due. Under our agreement with Hercules, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

         We may be required to sublease space in excess of our requirements at our Amsterdam site

        In March 2016, we entered into a lease for a new approximately 100,000 square feet facility in Amsterdam, and we amended this agreement in June 2016 in order to lease an additional 11,000 square feet. We intend to initiate the consolidation of our current three Amsterdam sites into the new site in the first half of 2017. The lease for this facility terminates in 2032. Following our restructuring announced in November 2016, we do not expect to utilize a significant portion of our new Amsterdam facility. We are contractually required to incur significant costs in relation to areas not utilized by us over the full contractual term. We may not be able to sub-lease these areas at commercially attractive terms, or not at all.

Risks Related to Other Legal Compliance Matters

         Our relationships with customers and third party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and third party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable anti-bribery laws, including the Foreign Corrupt Practices Act, as well as fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval.

        Efforts to ensure that our business arrangements with third parties will comply with applicable laws and regulations will involve substantial costs. If our operations, or the activities of our collaborators, distributors or other third party agents are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs and the curtailment or restructuring of our operations.

         If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

        We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

        Although we maintain employer's liability insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

        In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

         Product liability lawsuits could cause us to incur substantial liabilities and to limit commercialization of our therapies.

        We face an inherent risk of product liability related to the testing of our product candidates in human clinical trials and in connection with product sales. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  decreased demand for any product candidates or products that we develop or sell;

  •
  injury to our reputation and significant negative media attention;

  •
  negative publicity or public opinion surrounding gene therapy;

  •
  withdrawal of clinical trial participants;

  •
  significant costs to defend the related litigation;

  •
  substantial monetary awards to trial participants or patients;

  •
  loss of revenue;

  •
  reduced resources of our management to pursue our business strategy; and

  •
  the inability to further develop or commercialize any products that we develop.

        Dependent upon the country where the clinical trial is conducted, we currently hold a maximum of €6,000,000 and minimum of €2,000,000 in clinical trial insurance coverage in the aggregate, with a per incident limit of €450,000 to €1,000,000 with respect to the clinical studies we conduct. Such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Employee Matters and Managing Growth

         Our future success depends on our ability to retain key executives and technical staff and to attract, retain and motivate qualified personnel.

        We are highly dependent on the research and development, clinical and business development expertise of our Chief Executive Officer, Mathew Kapusta; our Chief Medical Officer, Christian Meyer, M.D. and our Chief Scientific Officer, Harald Petry as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our senior management, each of them may terminate their employment on relatively short notice. We do not maintain key person insurance for any of our senior management or employees.

        The loss of the services of our senior management or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth and depth of skills and experience required to successfully develop, gain regulatory approval of and commercialize gene therapy products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms.

        If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

         We have initiated a restructuring of our operations, as a result of which we will reduce our overall headcount in the Netherlands while continuing to expand our key capabilities in the United States and, as a result, may encounter difficulties associated with organizational change.

        In November 2016, we announced plans to restructure and refocus our business, which will result in a reduction of approximately 50-55 non-executive positions in Europe and four executives in 2017, as well as the transition of certain operations to our Lexington, Massachusetts facility. We will incur expenses related to the reduction in staff as well as the retention of key personnel. We may also experience operational disruptions as we implement our new organizational structure and transfer certain functions to Lexington. This process may distract the attention of management and staff and may cause a degree of disruption in our operations.

        At the same time, we continue to expand the scope of certain of our operations in the United States, particularly in the areas of manufacturing, clinical development, medical and regulatory affairs as well as sales, marketing and distribution. To manage our operations and new organizational structure, we will be required to implement and improve our managerial, operational and financial systems and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in implementing significant organizational change, we may not be able to effectively manage this process.

Risks Related to Our Ordinary Shares

         The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

        Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through March 9, 2017, the sale price of our ordinary shares ranged from a high of $36.38 to a low of $5.25. The closing price on March 9, 2017, was $6.25 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

  •
  the success of competitive products or technologies;

  •
  results of clinical trials of our product candidates or those of our competitors;

  •
  public perception of gene therapy;

  •
  regulatory delays and greater government regulation of potential products due to adverse events;

  •
  regulatory or legal developments in the European Union, the United States and other countries;

  •
  developments or disputes concerning patent applications, issued patents or other proprietary rights;

  •
  the recruitment or departure of key personnel;

  •
  the level of expenses related to any of our product candidates or clinical development programs;

  •
  the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

  •
  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

  •
  variations in our financial results or those of companies that are perceived to be similar to us;

  •
  changes in the structure of healthcare payment systems;

  •
  market conditions in the pharmaceutical and biotechnology sectors; and

  •
  general economic, industry and market conditions.

         An active trading market for our ordinary shares may not be sustained.

        Although our ordinary shares are listed on The NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our ordinary shares does not continue, it may be difficult for our shareholders to sell their shares without depressing the market price for the shares or sell their shares at all. Any inactive trading market for our ordinary shares may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

         Our senior managers, directors and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

        Our board members, senior management and shareholders and their affiliates who own more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 40.02% of our share capital. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of board directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

         Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent or frustrate any attempt to replace our board.

        Certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board. These provisions include:

  •
  staggered terms of our directors;

  •
  a provision that our directors may only be removed at a general meeting of shareholders by a two-thirds majority of votes cast representing more than half of the issued share capital of the company (unless the removal was proposed by the board); and

  •
  a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board.

         We do not expect to pay dividends in the foreseeable future.

        We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. Accordingly, shareholders cannot rely on dividend income from our ordinary shares and any returns on an investment in our ordinary shares will likely depend entirely upon any future appreciation in the price of our ordinary shares.

         We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies may make our ordinary shares less attractive to investors.

        We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") and may remain an emerging growth company for up to five years from our initial public offering. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

  •
  not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and

  •
  not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements.

        If some investors find our ordinary shares less attractive as a result of our reliance on these exemptions, trading market for our ordinary shares may be less active and our share price may be more volatile.

         We ceased to qualify as a foreign private issuer as of January 1, 2017 and therefore must comply with the Exchange Act, which will result in additional legal, accounting and other expenses.

        Beginning in January 2017, we must comply with the Exchange Act reporting and other requirements applicable to U.S. domestic filers, which are more detailed and extensive than the requirements for foreign private issuers to which we were previously subject. In addition, we are now required to report our financial results under U.S. GAAP, including our historical financial results, which have previously been prepared in accordance with International Financial Reporting Standards ("IFRS"). We have made changes in our corporate governance practices in accordance with various SEC and NASDAQ rules. The transition to U.S. GAAP reporting has required additional expenditures, and the related regulatory, compliance and insurance costs to us may be significantly higher than the costs we incurred as a foreign private issuer.

         If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

        If we fail to achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. If we fail to achieve and maintain effective internal control over financial reporting, we could experience material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our ordinary shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from The NASDAQ Global Select Market, regulatory investigations and civil or criminal sanctions. Our reporting and compliance obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We have previously identified material weaknesses in our internal controls, and our remediation efforts in this regard may not be effective.

Risks for U.S. Holders

         We qualify as a passive foreign investment company as of December 31, 2016, which may result in adverse U.S. federal income tax consequence to U.S. holders.

        Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualify as a passive foreign investment company ("PFIC") for U.S. federal income tax for 2016. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. As we are a PFIC for the taxable year 2016, certain adverse U.S. federal income tax consequences, including reporting obligations, could apply to a U.S. holder who held our ordinary shares during 2016.

         Any U.S. or other foreign judgments may be difficult to enforce against us in the Netherlands.

        Although we now report as a U.S. domestic filer for SEC reporting purposes, we are incorporated under the laws of the Netherlands. Some of the members of our board and senior management reside outside the United States. As a result, it may not be possible for shareholders to effect service of process within the United States upon such persons or to enforce judgments against them or us in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States. In addition, it is not clear whether a Dutch court would impose civil liability on us or any of our managing directors or supervisory directors in an original action based solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands.

        The United States and the Netherlands currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the Netherlands. In order to obtain a judgment which is enforceable in the Netherlands, the party in whose favor a final and conclusive judgment of the U.S. court has been rendered will be required to file its claim with a court of competent jurisdiction in the Netherlands. Such party may submit to the Dutch court the final judgment rendered by the U.S. court. If and to the extent that the Dutch court finds that the jurisdiction of the U.S. court has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will, in principle, give binding effect to the judgment of the U.S. court, unless such judgment contravenes principles of public policy of the Netherlands. Dutch courts may deny the recognition and enforcement of punitive damages or other awards. Moreover, a Dutch court may reduce the amount of damages granted by a U.S. court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Enforcement and recognition of judgments of U.S. courts in the Netherlands are solely governed by the provisions of the Dutch Civil Procedure Code.

        Therefore U.S. shareholders may not be able to enforce against us or our board members or senior management who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

         The rights and responsibilities of our shareholders and directors are governed by Dutch law and differ in some important respects from the rights and responsibilities of shareholders under U.S. law.

        Although we now report as a U.S. domestic filer for SEC purposes, our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees and other stakeholders and not only those of our shareholders.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Lexington, Massachusetts

        We expect to complete the qualification of our approximately 53,000 square feet manufacturing facility that we lease in Lexington, Massachusetts in 2017. The lease for this facility terminates in 2024, and subject to the provisions of the lease, may be renewed for two subsequent five-year terms.

Paasheuvelweg, Amsterdam

        In March 2016, we entered into a lease for a new approximately 100,000 square feet facility in Amsterdam, and we amended this agreement in June 2016 in order to lease an additional 11,000 square feet. We intend to initiate the consolidation of our current three Amsterdam sites into the new site in the first half of 2017. The lease for this facility terminates in 2032. Following the completion of our restructuring by the end of 2017, we will seek to sublease parts of the facility.

Meibergdreef and Academisch Medisch Centrum ("AMC") campus, Amsterdam

        We lease two facilities of approximately 26,000 square feet in aggregate from the AMC, located at Meibergdreef in Amsterdam, the Netherlands. We agreed with AMC to terminate the agreements effective June 1, 2017 for one facility, and effective December 31, 2017 for the other facility.

        In April 2014, we also entered into a lease with the AMC for an office facility of approximately 7,100 square feet, located on the AMC campus. The minimum lease period terminates in December 2017.

        In April 2015, we entered into a lease with JanSnel B.V. for laboratory facility of approximately 9,300 square feet, also located on the AMC campus. The minimum lease period terminates in September 2018.

        We believe that our existing facilities are adequate to meet current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        In its Annual Report on Form 20-F for the fiscal year ending December 31, 2015, we described on-going arbitration related to claims made by Extera Partners, a consulting firm based in Cambridge, Massachusetts, alleging a fee to be due in respect of consulting services provided to us in connection with a partnering transaction. On December 13, 2016, we and Extera Partners entered into an agreement to settle all outstanding claims in the ongoing arbitration for a total payment of $2.9 million. Per the settlement agreement, Extera Partners is releasing and discharging us from any and all liability and claims related to the subject matter of the arbitration proceedings.

Item 4.    Mine Safety Disclosures

  Not applicable

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our ordinary shares are listed on the NASDAQ Global Select Market under the symbol "QURE". The following table sets forth the range of high and low quarterly sales prices for our ordinary shares for the periods noted, as reported by NASDAQ.

Year	Period	High	Low
2016	Fourth Quarter	$8.32	$5.45
2016	Third Quarter	$9.72	$6.68
2016	Second Quarter	$15.00	$6.75
2016	First Quarter	$19.40	$10.61
2015	Fourth Quarter	$22.93	$15.05
2015	Third Quarter	$36.38	$18.51
2015	Second Quarter	$35.50	$22.51
2015	First Quarter	$28.00	$14.67

        On March 9, 2017, the last reported sale price on the NASDAQ Global Select Market was $6.25. We have never paid any cash dividends on our ordinary shares, and we do not anticipate paying cash dividends in the foreseeable future. We anticipate that we will retain all earnings, if any, to support operations and to finance the growth and development of our business for the foreseeable future.

Unregistered Sales of Equity Securities

        We did not sell any unregistered securities during the three years ended December 31, 2016.

Issuer Stock Repurchases

        We did not make any purchases of our ordinary shares during the year ended December 31, 2016.

Holders

        As of March 9, 2017, there were approximately nine holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities authorized for issuance under equity compensation plans

        Information about our equity compensation plans is incorporated herein by reference to Note 10 of Part III of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

        We derived the selected consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations and comprehensive loss for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet as of December 31, 2014, 2013 and 2012 from our unaudited consolidated financial statements, which are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

        Effective January 1, 2017, we qualify as a U.S. domestic filer for SEC reporting purposes, and accordingly now prepare our financial statements in accordance with U.S. GAAP and report in U.S. dollars. Previously we qualified as a foreign private issuer for SEC reporting purposes, and our financial statements were historically prepared in accordance with International Financial Reporting Standards and presented in euro. In this Annual Report on Form 10-K, we have presented all historical financial information in accordance with U.S. GAAP.

	Years ended December 31,
	2016	2015	2014	2013	2012
	in thousands, except per share data
License revenues	$975	$—	$—	$—	$—
License revenues from related parties	3,940	3,335	1,173	593	—
Collaboration revenues	7,164	—	—	—	—
Collaboration revenues from related parties	13,019	7,243	4,968	3,339	—

Total revenues	25,098	10,578	6,141	3,932	—
Operating expenses:
Research and development expenses	(72,510)	(59,125)	(43,772)	(22,438)	(12,785)
Selling, general and administrative expenses	(25,999)	(23,383)	(17,073)	(14,449)	(5,559)

Total operating expenses	(98,509)	(82,508)	(60,845)	(36,887)	(18,344)
Other income	1,465	779	1,022	763	832

Loss from operations	(71,946)	(71,151)	(53,682)	(32,192)	(17,512)
Interest income	70	121	220	79	16
Interest expense	(2,172)	(2,572)	(2,019)	(2,764)	(729)
Foreign currency gains / (losses)	1,034	(2,496)	5,148	(55)	(56)
Other non-operating income / (expense)	785	(7,164)	21	(3,543)	(4)

Loss before income tax (expense) / benefit	(72,229)	(83,262)	(50,312)	(38,475)	(18,285)
Income tax benefit / (expense)	(1,145)	1,179	535	—	—

Net loss	$(73,374)	$(82,083)	$(49,777)	$(38,475)	$(18,285)

Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of $(1.1) million for the year ended December 31, 2016 (2015: $0.7 million and 2014: $0.5 million)	271	(1,556)	(5,387)	475	(360)

Total comprehensive loss	$(73,103)	$(83,639)	$(55,164)	$(38,000)	$(18,645)

Basic and diluted net loss per common share	$(2.93)	$(3.72)	$(2.91)	$(3.56)	$(2.12)

	As of December 31,
	2016	2015	2014	2013	2012
	in thousands
Cash and cash equivalents	$132,496	$221,626	$64,688	$32,777	$347
Total assets	190,265	262,663	104,683	47,281	5,825
Total debt	20,236	20,356	20,189	10,160	2,598
Accumulated deficit	(396,058)	(322,684)	(240,601)	(190,824)	(152,350)
Total shareholders' equity / (deficit)	$63,631	$127,927	$42,634	$2,295	$(2,121)

Quarterly results

        You should read the following tables presenting our unaudited quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and nature of research and development activities.

        Summarized quarterly information for the two fiscal years ended December 31, 2016 and 2015, respectively, is as follows:

	For the Quarter Ended (unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	in thousands, except per share data
Revenue	$4,295	$4,451	$7,221	$9,131
Net loss	(22,299)	(21,080)	(15,273)	(14,722)
Basic and diluted net loss per common share	$(0.90)	$(0.84)	$(0.61)	$(0.58)

	For the Quarter Ended (unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	in thousands, except per share data
Revenue	$1,227	$1,788	$3,690	$3,873
Net loss	(17,803)	(29,707)	(17,700)	(16,873)
Basic and diluted net loss per common share	$(0.97)	$(1.37)	$(0.74)	$(0.69)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("the MD&A") is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes and other disclosures included in this Annual Report on Form 10-K, including the disclosures under "Risk Factors". Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US ("U.S. GAAP") and are presented in U.S. dollars.

        Except for the historical information contained herein, the matters discussed this MD&A may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as "may," "expect," "anticipate," "estimate," "intend," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

        Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this MD&A. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this MD&A, they may not be predictive of results or developments in future periods.

        We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

        We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. We have established clinical proof-of-concept in our lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington's disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, consistent, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business developments

        Below is a summary of our significant business developments in 2016.

  •
  In March 2016, we announced the publication of preclinical data supporting our proprietary Huntington's disease gene therapy program, AMT-130, providing preclinical proof of concept for AMT-130 and demonstrating the potential of a one-time administration of AAV5-delivered gene therapy into the central-nervous-system to silence the Huntingtin gene ("HTT").

  •
  In May 2016, we amended and restated our loan agreement with Hercules Technology Growth Capital, Inc. ("Hercules"). We extended the maturity date from June 30, 2018 to May 1, 2020, extended the interest-only payment period from April 2016 to November 2017 and lowered the nominal interest rate from 10.25% to 8.25%.

  •
  In June 2016, our shareholders approved the transition from a two-tier Management Board and Supervisory Board structure to a single Board of Directors with executive and non-executive directors in order to reflect the corporate governance standards most familiar to the majority of our shareholders.

  •
  In June 2016, we revised our existing license contract with Protein Sciences Corporation for the use of its expresSF+ ("SF+") insect cell line to provide us with a royalty free, perpetual right and license to the licensed technology in the field of AAV-based gene therapy.

  •
  In September 2016, we announced the resignation of our Chief Executive Officer, Daniel Soland, and the appointment of Matthew Kapusta, then Chief Financial Officer, as interim Chief Executive Officer ("CEO"). Mr. Kapusta was subsequently appointed permanent CEO in December 2016.

  •
  In December 2016, we agreed upon a $2.9 million settlement of an arbitration claim made by Extera Partners related to partnering transactions entered into with Chiesi in 2013. During 2016, we incurred $1.5 million in charges in addition to the $1.4 million we had reserved in 2015.

  •
  In November 2016, we announced the completion of our strategic review process aimed at refocusing our pipeline, reducing operating costs and delivering long-term shareholder value. The strategic restructuring plan included the following key elements:

  •
  Prioritizing the development of our product candidates in hemophilia B and Huntington's disease, as well as those programs associated with our collaboration with Bristol-Myers Squibb in cardiovascular disease.

  •
  Deprioritizing investments in our gene therapy programs targeting Sanfilippo B and Parkinson's disease, and initiating discussions with collaborators regarding potential options, including the transition or partnering of these programs.

  •
  Leveraging our manufacturing capabilities and next-generation vector and promoter platform to generate new best-in-class products, with an emphasis on rare and orphan diseases.

  •
  Consolidating manufacturing activities at our Lexington, MA facility.

  •
  Maintaining a smaller, but fully integrated research and development organization in Amsterdam, the Netherlands.

  •
  Eliminating the previous organizational structure based on therapeutic areas of focus and realigning the organization around core program teams.

  •
  In December 2016, we presented new and updated data from our Phase I/II clinical study of AMT-060 in hemophilia B, including up to 52 weeks of follow-up data from the five patients in the low-dose cohort and up to 26 weeks of follow-up data from an additional five patients in the second dose cohort.

2016 Financial Highlights

        Key components of our results of operations include the following:

	Years ended December 31,
	2016	2015	2014
	in thousands
Total revenue	$25,098	$10,578	$6,141
Research and development expenses	72,510	59,125	43,772
Selling, general and administrative expenses	25,999	23,383	17,073
Net loss	(73,374)	(82,083)	(49,777)

        As of December 31, 2016, we had cash and cash equivalents of $132.5 million (December 31, 2015: $221.6 million). We had a net loss of $73.4 million in 2016, $82.1 million in 2015 and $49.8 million in 2014. As of December 31, 2016, we had an accumulated deficit of $396.1 million (December 31, 2015: $322.7 million). We anticipate that our expenses will increase in the future as we:

  •
  prepare for a pivotal Phase III study of AMT-060 for hemophilia B in collaboration with Chiesi;

  •
  advance the preclinical development of our product candidate for Huntington's disease;

  •
  conduct any additional trials or tests beyond those original anticipated in order to confirm the safety or efficacy of our product candidates;

  •
  seek marketing approval for any product candidates that successfully complete clinical trials;

  •
  acquire or in-license rights to new therapeutic targets or product candidates;

  •
  enter into collaboration agreements with third parties to collaborate on the research and development of potential product candidates;

  •
  build clinical, medical, regulatory and medical affairs, and commercial infrastructure in the United States;

  •
  maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties;

  •
  hire additional executives to fill current vacancies, including a Chief Financial Officer and Chief Operating Officer; and

  •
  incur cost to terminate or retain employees related to restructuring our operations.

        See "Results of Operations" below for a discussion of the detailed components and analysis of the amounts above.

Restructuring

        Following the completion of our strategic review in November 2016, we announced a restructuring plan for our operations and organization. As part of our restructuring plan, we intend to terminate between 50 and 55 non-executive employees and four executives during 2017. We accrued $1.1 million related to termination benefits offered to executive employees, expected to be paid in 2017. We also entered into termination agreements with non-executive employees in January 2017, for which the related termination benefits of $0.5 million in aggregate will be recognized over the relevant remaining service period during 2017. In addition to the cash payments of termination benefits, we incurred certain non-cash share-based payment expenses related to the accelerated vesting of performance share units granted to executives leaving us. These changes are expected to reduce annual operating expenses by $5.0 to $6.0 million from 2018 onwards.

        As a result of consolidating our manufacturing activities into our Lexington site, we expect we will not utilize all of the capacity of our new Amsterdam facility, which we are obliged to rent until May 2032. While we will seek to sublet any unused capacity within our new Amsterdam facility, we concluded that the benefits of using this corporate facility are not estimable and, as such, did not recognize a loss contingency for the floors not utilized.

Critical Accounting Policies and Estimates

        In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission ("SEC") we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

        We believe that the assumptions, judgments and estimates involved in the accounting for the BMS collaboration agreement, share-based payments, contingent consideration, valuation of derivative financial instruments, and research and development expenses, to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

BMS collaboration agreement

        We evaluated our collaboration agreement with BMS and determined that it is a revenue arrangement with multiple components. Our substantive deliverables under the collaboration agreement include an exclusive license to our technology in the field of cardiovascular disease, research and development services, and clinical and commercial manufacturing. In accordance with ASC 605, we analyzed the BMS agreements in order to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting.

        We concluded that the collaboration agreement consists of three units of accounting, including (i) technology (license and target selections), know-how and manufacturing in the field of gene therapy and development and active contribution to the development through the joint steering committee participations, (ii) provision of employees, goods and services for research activities and for specific targets (iii) clinical and commercial manufacturing.

        Under the terms of the agreements, we received an upfront cash payment from BMS of $50 million in June 2015. In addition, in June 2015, BMS purchased 1.1 million of our ordinary shares at a price of $33.84 per share, resulting in net proceeds of $37.6 million. In August 2015, BMS made a second equity investment of $37.9 million in 1.3 million of our ordinary shares at a price of $29.67 per share. We evaluated the share purchase agreement and the collaboration agreement as one arrangement and determined that the share purchase agreement included four derivative financial instruments, for which the fair value at initial recognition should be part of the total consideration. The total fair value of the derivative financial instruments amounted to $10.1 million at issuance. We deferred the recognition of the upfront cash payment and the fair value of the derivative financial instruments as of the signing date as the agreements were assessed together as a single arrangement. These amounts are being recognized as revenue over the period of performance. We estimate the performance period to be nineteen years, commencing on the effective date of May 21, 2015. The amortization of deferred revenue will be presented as license revenues in the consolidated statements of operations and comprehensive loss on a straight-line basis.

Share-based payments

        We issue share-based compensation awards, in the form of options to purchase ordinary shares, restricted share units and performance share units, to certain of our employees, executive and non-executive board members, and consultants. We measure share-based compensation expense related to these awards by reference to the estimated fair value of the award at the date of grant. The awards are subject to either service or performance-based vesting conditions. The total amount of the awards is expensed on a straight-line basis over the requisite vesting period.

        Through January 2015, we used the Black-Scholes option pricing model. After January 2015, we use a Hull & White option model to determine the fair value of option awards. The model captures early exercises by assuming that the likelihood of exercise will increase when the share-price reaches defined multiples of the strike price. This analysis is made over the full contractual term.

        At each balance sheet date, we revise our estimate of the number of options that are expected to become exercisable. We recognize the impact of the revision of original estimates, if any, in the statements of operations and comprehensive loss and a corresponding adjustment to equity. We expect all vested options to be exercised over the remainder of their contractual life. We consider the expected life of the options to be in line with the average remaining term of the options post vesting.

        We account for share options as an expense in the statements of operations and comprehensive loss over the estimated vesting period, with a corresponding contribution to equity, as they are all equity-classified.

Business combinations including contingent consideration

        We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to R&D and contingent consideration.

        In 2014, following the acquisition of InoCard (later renamed uniQure GmbH), we recorded a contingent consideration obligation at the July 31 acquisition date of $1.7 million. The amounts payable are contingent upon realization of the following milestones:

  •
  Successful completion of GLP toxicity and safety study;

  •
  First patient dosed in a clinical study; and

  •
  Full proof-of-concept of the product in human patients after finalization of a phase I/II study.

        The fair value of the contingent consideration is determined at each reporting date based on the available information regarding the timing and probability of success ("POS") of achieving the milestones triggering payments. Varying the unobservable inputs, such as the timing and POS of achieving the milestones triggering payments and the discount rate, results in the following fair value changes:

	2016	2015
	in thousands
Change in fair value
Delay in milestones by 6 months	$(209)	$(313)
Increasing the POS for the first milestone by 20%	367	585
Decreasing the POS for the first milestone by 20%	(367)	(585)
Reducing the discount rate from 30% to 20%	638	1,228
Increasing the discount rate from 30% to 40%	(309)	(560)

        In addition, the fair value of the contingent consideration is affected by the timing of future product sales that will trigger further royalty payments to the former shareholders of InoCard.

Derivative financial instruments

BMS Collaboration

        On April 6, 2015 ("Execution Date"), we entered into agreements with BMS. Pursuant to the terms of the agreements, BMS was required to purchase a certain number of shares such that:

  •
  BMS would own 4.9% of the issued and outstanding ordinary shares of the Company immediately after the approval of the collaboration by the company's shareholders ("First Closing"); and

  •
  Prior to December 31, 2015, BMS would own 9.9% of the issued and outstanding ordinary shares of the company immediately after payment of the target selection fee for three additional collaboration targets ("Second Closing").

        The purchase price per ordinary share related to the First Closing was agreed at $33.84 per share at the Execution Date.

        The purchase price per ordinary share related to the Second Closing was $29.67, which was equal to 110% of the Volume Weighted Average price ("VWAP") for the 20 trading days ending on the date that is 5 days prior to the Second Closing. The timing of the investment was at the sole discretion of BMS. We consider BMS a related party.

        Additionally, BMS was granted two warrants:

  •
  A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the company receives from BMS the Target Designation Fees (as defined in the collaboration agreements) associated with the first six New Targets (as defined in the collaboration agreements); and (ii) the date on which BMS designates the sixth New Target.

  •
  A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which uniQure receives from BMS the Target Designation Fees associated with the first nine New Targets; and (ii) the date on which BMS designates the ninth New Target.

        The exercise price in respect of each warrant will be equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10%; and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

        On Execution Date, we recorded derivative financial instruments related to the First Closing, Second Closing and the two warrants at a combined fair value of $10.1 million (recorded as an asset). We evaluated the Share Subscription Agreement and the Collaboration Agreement as one agreement.

        We recorded other losses of $7.3 million related to the changes in fair value of the derivative financial asset related to the First Closing between the Execution Date and June 12, 2015. On June 12, 2015, we issued 1.1 million of ordinary shares to BMS for aggregate cash proceeds of $37.6 million, thereby extinguishing the derivative financial asset at its fair value of $5.0 million at this date and raising

$32.7 million equity. After the extinguishment the equity raised from the sale of ordinary shares in excess of the market price of $29.37 per share was recorded in additional paid-in capital, as these amounts result from an investment decision made by BMS.

        We recorded other losses of $0.3 million related to changes in fair value of the derivative financial liability related to the Second Closing between the Execution Date and August 7, 2015. On August 7, 2015, we issued 1.3 million of ordinary shares to BMS at $29.67 per ordinary share for aggregate cash proceeds of $37.9 million, thereby extinguishing the derivative financial liability at its fair value of $1.4 million at this date and raising $39.3 million equity. After the extinguishment the equity raised from the sale of ordinary shares in excess of the market price of $23.64 per share was recorded as additional paid-in capital as these amounts result from an investment decision made by BMS.

        The fair value of the warrants as of December 31, 2016 was $0.1 million (December 31, 2015: $0.6 million). During the year ended December 31, 2016, we recognized $0.5 million in other non-operating income (December 31, 2015: $0.5 million gain) related to fair value changes of the BMS warrants.

        For fair value measurement, we applied a Monte-Carlo simulation. The valuation model incorporated several inputs, including the underlying share price at both the closing of the collaboration agreement and the reporting date, the risk free rate adjusted for the period affected, an expected volatility based on a peer group analysis, the expected yield on any dividends, and management's expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as our expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. Additionally, the model assumes BMS will exercise the warrants only if it is financially rational to do so. Given the nature of these input parameters, we have classified the analysis as a level 3 valuation.

        The estimated annualized volatility for fair value measurement is 75% as of December 31, 2016 (December 31, 2015: 65%) for the warrants.

        We conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, we examined the impact on the fair market of the warrants by increasing the volatility by 10% to 85%. A further sensitivity analysis was performed assuming the exercise date of the warrants would occur one year later than what was assumed in the initial valuation. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions.

	7th warrant	10th warrant	Total
	in thousands
Base case	$21	$30	$51
Increase volatility by 10% to 85%	41	49	90
Extend exercise dates by one year	42	38	80

Hercules warrants

        With the Hercules loan facility, we are accounting for warrants measured at fair value (total warrants as per December 31, 2016: 37,175 (December 31, 2015: 37,175), with a corresponding carrying value of $0.0 million (December 31, 2015: $0.3 million). The fair value of the warrants is based on the Black-Scholes model. Assumptions are made on inputs such as time to maturity, the share price, volatility and risk free rate, in order to determine the fair value per warrant. In addition, there is an assumption on foreign exchange to calculate the euro value of the Hercules warrants.

        The effect, when some of these underlying parameters would deviate by 10% up or down, is presented in the below table.

	Share price	Volatility	Time to maturity
	in thousands
–10%	$8	$8	$9
Base Case	11	11	11
+10%	15	15	13

Research and development expenses

        We recognize research and development expenses as incurred. As of each reporting date, we estimate the level of service performed by our vendors or other counterparties and the associated costs incurred for the services performed. As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the service when it has not yet been invoiced or we have not otherwise been notified of the actual costs. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. The significant estimates in our accrued research and development expenses are related to fees paid to clinical research organizations ("CROs") in connection with research and development activities for which we have not yet been invoiced. We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf.

        The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors and other counterparties will exceed the level of services provided and result in a prepayment of the research and development expenses. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepayment expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in reporting amounts that are too high or too low in any particular period.

Recent Accounting Pronouncements

        In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("ASU 2015-14"), which deferred the effective date for ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), by one year. ASU 2014-09 will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In 2016, the FASB issued ASU 2016-08, 2016-10 and 2016-12, which provided further clarification on ASU 2014-09. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us is January 1, 2018. Earlier application is permitted only as of annual and interim periods in fiscal years beginning after December 15, 2016. We are currently evaluating the impact that the standard will have on our consolidated financial statements, by assessing our collaboration and other relevant arrangements. Due to the complexity of the collaboration arrangements, the actual revenue recognition treatment required under the new standard may be dependent on arrangement-specific circumstances. We have not yet decided on the transition method.

        In July 2015, the FASB issued ASU 2015-11, Inventory ("ASU 2015-11"), which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016, which for us is January 1, 2017. Early adoption is permitted. The new standard is to be applied prospectively. We do not expect ASU 2015-11 to have a material impact on our consolidated financial statements.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. We do not expect ASU 2016-01 to have a material impact on our consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application with an option to use certain transition relief. We do expect ASU 2016-02 to have a material impact on our consolidated financial statements, primarily from recognition of a right-of-use asset and lease liability in the balance sheet and a shift of cash outflows from operating activities to financing activities.

        In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05") and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. We do not expect ASU 2016-05 or ASU 2016-06 to have a material impact on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. We elected to early adopt the new standard on a modified retrospective basis as from January 1, 2016, which is permitted. Adoption did not have material impact on our consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This ASU makes targeted amendments to classification of certain cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements.

        In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to this update, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset had been sold to an outside party. We elected to early adopt the new standard on a modified retrospective basis as from January 1, 2014, which is permitted.

        In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). The ASU introduces specific requirements on the presentation of restricted cash and restricted cash equivalents. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. We do not expect ASU 2016-15 to have a material impact on its consolidated financial statements.

Results of Operations

        Comparison of the twelve months ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	in thousands
Total revenues	$25,098	$10,578	$6,141	$14,520	$4,437
Operating expenses:
Research and development expenses	(72,510)	(59,125)	(43,772)	(13,385)	(15,353)
Selling, general and administrative expenses	(25,999)	(23,383)	(17,073)	(2,616)	(6,310)

Total operating expenses	(98,509)	(82,508)	(60,845)	(16,001)	(21,663)

Other income	1,465	779	1,022	686	(243)
Loss from operations	(71,946)	(71,151)	(53,682)	(795)	(17,469)
Other non-operating income / (expense), net	(283)	(12,111)	3,370	11,828	(15,481)

Loss before income tax benefit / (expense)	(72,229)	(83,262)	(50,312)	11,033	(32,950)
Income tax benefit / (expense)	(1,145)	1,179	535	2,324	(644)

Net loss	$(73,374)	$(82,083)	$(49,777)	$8,709	$(32,306)

Revenues

        We recognize total collaboration revenues associated with development activities that are reimbursable by Chiesi and BMS under our respective collaboration agreements.

        We recognize license revenues associated with the amortization of the non-refundable upfront payment, target designation fees and research and development milestone payments we received or might receive from Chiesi and BMS. The timing of these cash payments may differ from the recognition of revenue, as revenue is deferred and recognized over the duration of the performance period. We treat other revenue, such as sales milestone payments or service fees, as earned when receivable.

        Our revenue for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years ended December 31,
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	in thousands
License revenue	$4,915	$3,335	$1,173	$1,580	$2,162
Collaboration revenue Chiesi	7,164	4,922	4,968	2,242	(46)
Collaboration revenue BMS	13,019	2,321	—	10,698	2,321

Total revenues	$25,098	$10,578	$6,141	$14,520	$4,437

        License revenues increased year over year, as we started amortizing the upfront payment and target designation fees received from BMS in the second and third quarter of 2015, in addition to the upfront fees received from Chiesi in 2013.

        Effective May 2015, our research activities associated with S100A1 for heart failure are being conducted on behalf of BMS. During the period from May 21, 2015 to December 31, 2015 we generated $2.3 million in collaboration revenues compared to $13.0 million for the year ended December 31, 2016.

        Collaboration revenue generated from our co-development of AMT-060 and services provided for Glybera for the year ended December 31, 2016 were $7.2 million, compared to $4.9 million and $5.0 million for the years ended December 31, 2015 and December 31, 2014, respectively. The fluctuations are explained by the level of out-of-pocket eligible for reimbursement by Chiesi under the co-development.

Research and development expenses

        We expense research and development costs ("R&D") as incurred. Our R&D expenses generally consist of cost incurred for the development of our target candidates, which include:

  •
  Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

  •
  Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third party vendors;

  •
  Costs incurred to conduct post-approval consistency and comparability studies;

  •
  Costs incurred for the start-up and validation of our Lexington facility;

  •
  Costs incurred for the development and improvement of our manufacturing processes and methods;

  •
  Costs associated with our research activities for our next-generation vector and promoter platform;

  •
  Costs incurred, including share-based compensation expense, under our collaboration and license agreement with 4D Molecular Therapeutics;

  •
  Changes in the fair value of the contingent consideration related to our acquisition of InoCard;

  •
  Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

  •
  Amortization and impairments of intangible assets.

        Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

  •
  AMT-060 (Hemophilia B). We initiated a Phase I/II clinical trial of AMT-060 for the treatment of hemophilia B in the first quarter of 2015 in collaboration with Chiesi. Under our co-development agreement, we and Chiesi will each bear half of the agreed development costs of this program;

  •
  S100A1 (congestive heart failure). In the third quarter of 2014, we started to incur costs related to the preclinical development of product candidates targeting the S100A1 gene. Since May 2015, all costs related to the program are reimbursed by BMS under the collaboration agreement;

  •
  AMT-130 (Huntington's disease). We have incurred costs related to preclinical research for AMT-130;

  •
  AMT-110 (Sanfilippo B). We have incurred costs related to the development and manufacture of clinical supplies of AMT-110 for the Phase I/II clinical trial. We suspended this program in late 2016;

  •
  Preclinical research programs.  We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and

  •
  Technology platform development and other related research.  We incur significant research and development costs related to vector design, manufacturing and other aspects of our modular gene therapy technology platform that are applicable across all of our programs.

        Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including regulatory approvals and enrollment of patients in clinical trials. We expect that our research and development expenses will increase significantly as we progress our preclinical and clinical programs, advance the research and development of our other product candidates and transfer manufacturing to our facility in Lexington, Massachusetts. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or estimated costs of, or any cash inflows resulting from, the development of any of our product candidates. This is due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

  •
  the scope, rate of progress and expense of our research and development activities;

  •
  our ability to successfully manufacture and scale-up production;

  •
  clinical trial protocols and results;

  •
  the effectiveness and safety of our product candidates;

  •
  the timing of and labeling associated with regulatory approvals;

  •
  the size of the potential markets for our product candidates;

  •
  our ability to agree to ongoing development budgets with collaborators who share the costs of our development program;

  •
  the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

  •
  our and our collaborators' ability to market, commercialize and achieve market acceptance for our product candidates that we may develop in the future.

        A change in the outcome of any of these variables with respect to our product candidates that we may develop could mean a significant change in the expenses and timing associated with the development of such product candidate.

        Research and development expenses for the year ended December 31, 2016 were $72.5 million, compared to $59.1 million and $43.8 million for the years ended December 31, 2015 and 2014, respectively.

  •
  Our R&D expenses increased to $46.6 million in 2016 from $33.1 million in 2015 and $26.9 million in 2014 primarily as result of the Phase I/II study of AMT-060 we initiated in 2014, the intensification of our activities to support the research of S100A1 following our collaboration with BMS commencing in May 2015, as well as progressing the research activities associated with AMT-130 in Huntington's disease and our collaboration with 4D to develop next-generation vector serotypes;

  •
  We incurred operating expenses related to the build-out and certification of our Lexington plant of $20.7 million in 2016 compared to $15.5 million in 2015 and $6.9 million in 2014;

  •
  We incurred no operating expenses related to the development of Glybera in 2016 compared to $1.0 million in 2015 and $2.0 million in 2014;

  •
  We incurred operating expenses related to the rental of a research facility in Heidelberg (associated with the acquisition of InoCard in June 2014), the rental of temporary research space in Amsterdam (beginning in October 2015) and the build out of our new facility in Amsterdam (commencing in March 2016). These expenses were $4.4 million in 2016 compared to $1.1 million in 2015 and $1.1 million in 2014;

  •
  We recorded $1.1 million in termination benefits related to our restructuring announced in November 2016;

  •
  We recorded a loss of $1.3 million related to the impairment of Glybera-related license assets in 2015, for which the value-in-use was determined using a discounted cash flow model based on our forecast of net cash flows to be generated by the sale of Glybera in Europe through 2021. In determining the value-in-use we applied a WACC of 13.5%;

  •
  We recorded share-based compensation expenses related to our collaboration with 4D Molecular Therapeutics, which commenced in January 2014, of $0.7 million in 2016, $6.5 million in 2015 and $4.1 million in 2014; and

  •
  We recorded a gain related to the change in fair value of the contingent consideration owed to the sellers of InoCard of $1.1 million in 2016 compared to a loss of $1.3 million in 2015 and a loss of $0.2 million in 2014.

Selling, general and administrative expenses

        Our general and administrative expenses consist principally of employee, office, consultancy, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors costs, directors' and officers' liability insurance premiums, NASDAQ listing fees and expenses related to investor relations. Following the commercialization for Glybera in September 2015, we incurred selling and marketing costs related to maintaining a patient registry and conducting a post-approval, Phase IV study for Glybera.

        Selling, general and administrative expenses for the year ended December 31, 2016 were $26.0 million, compared to $23.4 million and $17.1 million for the years ended December 31, 2015 and 2014, respectively.

  •
  Our expenses related to employees, contractors and consultants in 2016 were $10.6 million compared to $12.0 million in 2015 and $7.8 million in 2014. Our general and administrative costs increased in 2016 and 2015 due to our investments in finance, information technology and human resources to accommodate the growth in our employee base and the strengthening of our operating processes and internal controls over financial reporting;

  •
  We incurred $2.2 million of share-based compensation payments in 2016 compared to $3.0 million in 2015 and $1.8 million in 2014;

  •
  We incurred $5.9 million of professional fees in 2016 compared to $6.4 million in 2015 and $4.0 million in 2014. We regularly incur accounting, audit and legal fees associated with operating as a public company. In addition, we incurred significant fees in 2016 related to the conversion of our financial reporting from IFRS to U.S. GAAP, as well as fees associated with the Extera arbitration proceedings and the refinancing of our loan facility in May 2016. In 2015, we incurred legal fees related to the Extera arbitration proceedings, the completion of our follow-on offering in April 2015, the completion of the BMS transaction in May 2015 as well as advisory fees to enhance our internal controls over financial reporting. In 2014, we incurred significant additional fees related to our initial public offering in February 2014;

  •
  Following the commencement of Glybera commercialization in September 2015, we incurred costs associated with the Glybera global registry and Phase IV study as selling cost (previously, these costs were classified as R&D expenses). In 2016, we incurred $3.2 million of such expenses compared to $0.7 million for the four month period from September to December 2015; and

  •
  We incurred costs related to the partial award and settlement of the Extera arbitration proceedings of $1.5 million in 2016 compared to $1.4 million in 2015. There were no such costs in 2014.

Other non-operating income (expense), net

        Our other non-operating income (expense), net, for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years ended December 31,
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	in thousands
Interest income	$70	$121	$220	$(51)	$(99)
Interest expense Hercules borrowing	(2,172)	(2,572)	(2,019)	400	(553)
Foreign currency gains / (losses)	1,034	(2,496)	5,148	3,530	(7,644)
Other non-operating income / (expense)	785	(7,164)	21	7,949	(7,185)

Total other non-operating income / (expense), net	$(283)	$(12,111)	$3,370	$11,828	$(15,481)

        Our interest income consists of interest income earned on our cash and cash equivalents.

        We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange losses and gains related to changes in these foreign currencies. We recognized a net gain of $1.0 million in the year ended December 31, 2016, compared to a net loss of $2.5 million for 2015 and a net gain of $5.1 million for 2014.

        We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense). In the year ended December 31, 2016, we recognized a gain of $0.8 million compared to a gain of $0.4 million in 2015. There was no such gain or loss in 2014.

        In the year ended December 31, 2015, we recorded other non-operating expenses of $7.3 million resulting from changes in the fair value of the derivative financial asset recorded in relation to the issuance of shares to BMS as part of the First Closing in June 2015 and $0.3 million as part of the Second Closing in August 2015.

Financial Position, Liquidity and Capital Resources

        As of December 31, 2016, we had cash and cash equivalents of $132.5 million. We expect cash and cash equivalents to fund operations into 2019. The table below summarizes our consolidated cash flow data for years ended December 31:

	Years ended December 31,
	2016	2015	2014
	in thousands
Cash and cash equivalents at the beginning of the period	$221,626	$64,688	$32,777
Net cash (used in) / provided by operating activities	(72,189)	7,468	(36,851)
Net cash used in investing activities	(17,785)	(8,022)	(23,942)
Net cash generated from financing activities	2,445	160,691	94,393
Foreign exchange impact	(1,601)	(3,199)	(1,689)

Cash and cash equivalents at the end of the period	$132,496	$221,626	$64,688

        We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics ("AMT") Holding N.V. in 1998. We had a net loss of $73.4 million in 2016, $82.1 million in 2015, and $49.8 million in 2014. As of December 31, 2016, we had an accumulated deficit of $396.1 million.

Sources of liquidity

        From our first institutional venture capital financing in 2006 through 2016, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities.

        In February 2014, we completed our initial public offering raising total gross proceeds of $91.8 million and net proceeds of $84.5 million after commissions and after deducting share issuance expenses.

        In April 2015, we completed our follow-on public offering raising total gross proceeds of $88.5 million and net proceeds of $82.5 million after commissions and after deducting share issuance expenses.

        In April 2015, we entered into collaboration agreements with BMS, the financial terms of which consist of:

  •
  an upfront payment of $50.0 million made at the closing of the transaction on May 2015;

  •
  a $15.0 million payment made in July 2015, following the designation of three additional collaboration targets;

  •
  an initial equity investment of $37.6 million for the purchase of 1.1 million ordinary shares, representing 4.9% of our outstanding shares following such issuance, made in June 2015 at a price of $33.84 per share;

  •
  a second equity investment of $37.9 million for the purchase of an additional 1.3 million ordinary shares, representing 5.0% of our outstanding shares following such issuance, made in August 2015 at a price of $29.67 per share;

  •
  two warrants to acquire up to an additional 10% equity interest in the aggregate, at a premium to market, based on additional targets being introduced into the collaboration;

  •
  research, development and regulatory milestone payments, including up to $254.0 million for the lead S100A1 therapeutic and up to $217.0 million for each other gene therapy product potentially developed under the collaboration;

  •
  reimbursement for all research costs associated with the collaboration;

  •
  payments for the manufacturing and supply of product to BMS; and

  •
  net sales-based milestone payments and tiered single to double-digit royalties on product sales.

        We expect to continue to incur losses and to generate negative cash flows. We have no firm sources of additional financing other than our collaboration agreements with Chiesi and BMS and the unused portion of our Hercules loan facility. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements.

        We are subject to covenants under our Loan Agreement with Hercules, and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the Hercules loan agreement may limit our ability to obtain debt financing. To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financings, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash (used in)/generated by operating activities

        Net cash used in operating activities was $72.2 million for the year ended December 31, 2016, compared to $7.5 million of cash generated and $36.9 million of cash used for the years ended December 31, 2015 and 2014 respectively.

        Our cash generated in the year ended December 31, 2015 includes a $50.0 million upfront payment, received from BMS following the inception of our collaboration in May 2015 and a $15.0 million payment in August 2015 associated with the designation of the second, third and fourth collaboration targets. Excluding these payments, our cash used in operating activities was $72.2 million for the year ended December 31, 2016, compared to $57.5 million in 2015 and $36.9 million in 2014.

        The increase in cash used in operating activities during the year ended December 31, 2016 reflects $5.2 million (2015: $8.6 million) of additional expenditures related to the certification and operation of our Lexington facility; $0.5 million (2015: $4.0 million) of additional expenditures related to our preclinical product candidates (the portion that is not funded by our collaboration partners), offset in part by a reduction of $1.9 million in expenditures related to our quality management systems and organization (2015: increase of $6.6 million).

        In 2016, we also made a $2.9 million payment related to the partial award and settlement of the Extera arbitration.

Net cash used in investing activities

        In 2016, we used $17.8 million in our investing activities compared to $8.0 million in 2015 and $23.9 million in 2014.

	Years ended December 31,
	2016	2015	2014
	in thousands
Build out of Lexington facility	$1,837	$4,772	$20,421
Build out of Amsterdam facilities	14,064	2,835	1,774
Acquisition of licenses and patents	1,884	415	299
Acquisition of Inocard business	—	—	1,448

Total investments	$17,785	$8,022	$23,942

        In 2016, we invested $13.0 million in our new facility in Amsterdam (including a $0.6 million deposit) and $1.9 million related to an exclusive license from Protein Science Corporation.

        In 2015, we invested $2.8 million to upgrade our Amsterdam manufacturing facility and our temporary research facility in Amsterdam.

Net cash generated from financing activities

        During the year ended December 31, 2016, we received $2.6 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans, compared to $2.9 million and $0.6 million in the years ended December 31, 2015 and 2014, respectively.

        We received net proceeds associated with the issuance of shares to BMS of $37.6 million in June 2015 and $37.9 million in August 2015.

        We received net proceeds of $82.5 million associated with our follow-on offering in April 2015 and $84.5 million associated with our initial public offering in January 2014.

        In 2014, we raised $9.5 million under our Hercules loan facility.

Funding requirements

        We believe our cash and cash equivalents as of December 31, 2016, will enable us to fund our operating expenses, including our debt repayment obligations as they become due, and capital expenditure requirements, for at least the next twelve months. Our future capital requirements will depend on many factors, including but not limited to:

  •
  the potential to receive future consideration pursuant to our collaboration with BMS, which is largely contingent on achieving certain research, development, regulatory and sales milestones;

  •
  our collaboration agreements remaining in effect and our ability to enter into other such new arrangements in the future;

  •
  the scope, timing, results and costs of our current and planned clinical trials, including those for AMT-060 in hemophilia B, AMT-130 in Huntington's Disease and the Phase IV study for Glybera;

  •
  the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates, including those for the treatment of Huntington's disease and hemophilia A;

  •
  the need for any additional tests, studies, or trials beyond those originally anticipated in order to confirm the safety or efficacy of our product candidates and technologies;

  •
  the number of other product candidates that we pursue and their respective development requirements;

  •
  the cost, timing and outcome of regulatory review of our product candidates;

  •
  the cost and timing of the transfer of manufacturing processes and methods for our product candidates from our Amsterdam facility to our Lexington facility;

  •
  the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval in the future;

  •
  the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partners, receive marketing approval in the future;

  •
  the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

  •
  the costs associated with maintaining, expanding and protecting our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties;

  •
  the repayments of the principal amount of our venture debt loan with Hercules which contractually will start in December 2017 and will run through May 2020;

  •
  the extent to which we acquire or in-license other businesses, products or technologies;

  •
  the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;

  •
  the costs associated with hiring additional senior management and other personnel, particularly in our manufacturing, research, clinical development, medical affairs, commercial and quality control groups;

  •
  the timing, costs, savings and operational implications of the corporate restructuring we are implementing following the recent completion of our strategic review;

  •
  the costs associated with augmenting our corporate infrastructure, including the improvement of our information systems and addition of finance, human resource, legal and compliance personnel.

Contractual obligations and commitments

        The table below sets forth our contractual obligations and commercial commitments as of December 31, 2016, that are expected to have an impact on liquidity and cash flows in future periods.

	Undefined	Less than 1 year	Between 1 and 2 years	Between 2 and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $4.8 million interest payments)	$—	$2,195	$9,098	$13,505	$—	$24,798
Operating lease obligations	—	2,852	2,728	11,112	22,663	39,355
Contingent consideration (nominal amount)	15,255	—	—	—	—	15,255

Total	$15,255	$5,047	$11,826	$24,617	$22,663	$79,408

        Due to uncertainty of the timing of achieving milestones, the contingent consideration of $15.3 million related to our acquisition of InoCard GmbH ("InoCard"), later renamed uniQure GmbH, is considered to have an undefined contractual maturity. As of December 31, 2016, we expect the milestone obligations will become payable between 2018 and 2021. When due, the obligations can be settled either in cash or in a variable number of our shares. As of December 31, 2016, we recorded this obligation at its fair value of $1.8 million.

        We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

        We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

        From October 1, 2000 until May 31, 2005, our predecessor entity received a technical development loan from the Dutch government in relation to the development of Glybera. This grant includes a repayment clause in the event we generate revenues from the related project. We received total grants of $3.8 million relating to eligible project costs in the grant period. The grant amount received bears interest of 5.7% per annum and must be repaid in the period January 1, 2008 through December 31, 2019 as a percentage of revenues, which are derived from product sales of Glybera. If future royalty payments are not sufficient to repay the grant on or prior to December 31, 2019, or if there are no revenues generated, the remaining balance will be forgiven. Repayment obligations continue to apply if the product is not commercialized or transferred to others. The total amount of the contingent commitment as of December 31, 2016 was $6.8 million (December 31, 2015: $6.6 million), comprising the original total amount of the grant together with accrued interest. No amounts are due as of December 31, 2016.

Off-Balance Sheet Arrangements

        As of December 31, 2016, we did not have any off-balance sheet arrangement as defined in the rules and regulations of the SEC.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of financial risks, including market risk (including currency, price and interest rate risk), credit risk and liquidity risk. Our overall risk management program focuses on preservation of capital and the unpredictability of financial markets and has sought to minimize potential adverse effects on our financial performance and position.

Market Risk

Currency risk

        We are exposed to foreign exchange risk arising from various currencies, primarily with respect to the U.S. dollar and euro and to a lesser extent to the British pound. As our U.S. operating entity primarily conducts its operations in U.S. dollars, its exposure to changes in foreign currency is insignificant.

        Our Dutch operating entities hold significant amounts of U.S. dollars in cash and cash equivalents, borrowed U.S. dollar from Hercules, generate collaboration revenue in U.S. dollars and receive services from vendors denominated U.S. dollar and occasionally British Pounds. Foreign currency denominated account receivables and account payables are short-term in nature (generally 30 to 45 days).

        Variations in exchange rates will impact earnings and other comprehensive income. At December 31, 2016, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, post-tax earnings for the year would have been $4.7 million higher (December 31, 2015: $5.8 million; December 31, 2014: $4.5 million), and other comprehensive income would have been $3.5 million lower (December 31, 2015: $8.3 million, December 31, 2014: $1.3 million). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, post-tax earnings for the year would have been $4.7 million lower (December 31, 2015: $5.8 million, December 31, 2014: $4.5 million), and other comprehensive income / (loss) would have been $4.5 million higher (December 31, 2015: $10.5 million, December 31, 2014: $1.9 million). We have not established any formal practice to manage the foreign exchange risk against our functional currency.

        The sensitivity in other comprehensive income to fluctuations in exchange rates is related to the funding by our Dutch holding company of the investing and operating activities of our U.S. based entity and the reporting currency.

Price risk

        The market prices for the provision of preclinical and clinical materials and services, as well as external contracted research, may vary over time.

        The commercial prices of any of our products or product candidates are currently uncertain.

        We are not exposed to commodity price risk.

        We do not hold investments classified as available-for-sale or at fair value through profit or loss; therefore we are not exposed to equity securities price risk.

Interest rate risk

        Our interest rate risk arises from short and long-term debt. In June 2013, we entered into the Hercules Agreement under which our borrowings bear interest at a variable rate with a fixed floor. Long-term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2016, the loan bore interest at the rate of the greater of 8.25% and a rate equal to 8.25% plus the prime rate of interest minus 5.25%.

        As of December 31, 2016, if interest rates on borrowings had been 1.0% higher/lower with all other variables held constant, pre-tax results for the year would have been $0.2 million (2015: $0.2 million; 2014: $0.2 million) lower/ higher as a result of changes in the fair value of the borrowings. The effect of a change in interest rates of 1.0% on borrowings would have had an insignificant effect on pretax results for the year as a result of changes in the fair value of the borrowings.

Credit Risk

        Credit risk is managed on a consolidated basis. Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions, outstanding receivables and committed transactions with collaboration partners and security deposits paid to landlords. We currently have no wholesale debtors other than Chiesi and BMS.

        We deposited funds as security to our landlords related to our facility in Lexington, Massachusetts and our facility in Amsterdam. The deposits are neither impaired nor past due.

        uniQure's cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value. Cash and cash equivalents were placed at the following banks:

	As of December 31,
	2016		2015
	Amount	Credit rating	Amount	Credit rating
	in thousands
Bank
Rabobank	$132,331	Aa2	$221,499	Aa2
Commerzbank	165	Baa3	127	Baa1

Total	$132,496		$221,626

Ratings are by Moody's

Liquidity Risk

        We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We manage liquidity through a rolling forecast of our liquidity reserve on the basis of expected cash flow and raise cash if and when needed, either through the issuance of shares or credit facilities.

        The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet date.

	Undefined	Less than 1 year	Between 1 - 2 years	Between 3 - 5 years	Over 5 years
	in thousands
At December 31, 2015
Long-term debt (excluding capital lease liabilities)	$—	$7,690	$9,103	$7,108	$—
Capital lease liabilities	—	146
Accounts payable, accrued expenses and other current liabilities		13,517	—	—	—
Contingent consideration (nominal amount)	15,789	—	—	—	—
Derivative financial instruments	—	837	—	—	—

Total	$15,789	$22,190	$9,103	$7,108	$—

At December 31, 2016
Long-term debt (excluding capital lease liabilities)	$—	$2,195	$9,098	$13,505	$—
Capital lease liabilities	—	—	—	—	—
Accounts payable, accrued expenses and other current liabilities	—	15,279	—	—	—
Contingent consideration (nominal amount)	15,255	—	—	—	—
Derivative financial instruments	—	62	—	—	—

Total	$15,255	$17,536	$9,098	$13,505	$—

        Disclosed in the table above are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value balances as the impact of discounting is not significant.

        Due to uncertainty of timing of achieving milestones, the amount for contingent consideration in respect of InoCard is classified as undefined in time. As of December 31, 2016 we expect having to settle the milestone obligations between 2018 and 2021. When due, the obligations can be settled either in cash or in a variable number of our shares.

Item 8.    Financial Statements and Supplementary Data

        The information required to be filed in this item appears beginning on pages F-1 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive and finance officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2016. Based on such evaluation, our CEO has concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company's chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was performed under the direction and supervision of our CEO, and based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management's assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management's opinion, we have maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the COSO 2013 framework.

Inherent Limitations of Internal Controls

        Our management, including our CEO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud.

Remediation Plan Measures

        During 2016, we implemented remediation measures to resolve a material weakness resulting from a lack of segregation of duties, which we had identified as of December 31, 2015. Our remediation measures included the enforcement of IT access controls related to financial reporting critical applications, the removal of excessive access rights of finance staff to critical IT applications, the segregation of preparatory and review tasks, enabled by the addition of finance and accounting staff, the removal of rights to enter information into our financial reporting system for staff approving bank payments.

        We have completed the testing and evaluation of the design and operating effectiveness of the controls, and concluded that the previously reported material weakness has been remediated as of December 31, 2016.

Changes in internal control over financial reporting

        During the period covered by this annual report and as described in the Remediation Plan Measures section above, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.    Other Information

        None

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item regarding our directors, executive directors and corporate governance is incorporated into this section by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders.

Item 11.    Executive Compensation

        The information required by this Item regarding executive compensation is incorporated into this section by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners, management and related stockholder matters, and our equity compensation plans, is incorporated into this section by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders. The information required by this Item regarding securities under our equity compensation plans is incorporated into this section by reference from our Proxy Statement for our 2017 Annual Meeting of Shareholders

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item regarding certain relationships and related transactions and director independence is incorporated into this section by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders.

 Part IV

Item 15.    Exhibits, Financial Statement, Financial Statements Schedules, Signatures

Financial Statements and Schedules

  (a)
  Financial Statements see "Index to Consolidated Financial Statements" on Page F-1.

  (b)
  Financial Statement Schedules

        Financial Statement Schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

Item 16.    Form 10-K Summary

        Not applicable.

Part IV

Item 15.    Exhibits, Financial Statements, Financial Statement Schedules, Signatures

Consolidated Financial Statements:

Consolidated Financial Statement Schedules:

        All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of uniQure N.V.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of uniQure N.V. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Accountants N.V.

Eindhoven, The Netherlands
March 15, 2017
R.M.N. Admiraal RA

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$132,496	$221,626
Accounts receivable and accrued income	3,680	—
Accounts receivable and accrued income from related parties	5,500	4,129
Inventories	—	474
Prepaid expenses	996	690
Other current assets	1,274	1,194

Total current assets	143,946	228,113
Non-current assets
Property, plant and equipment, net	35,702	26,011
Intangible assets, net	8,324	6,815
Goodwill	465	481
Other non-current assets	1,828	1,243

Total non-current assets	46,319	34,550

Total assets	$190,265	$262,663

Current liabilities
Accounts payable	$5,524	$4,059
Accrued expenses and other current liabilities	9,766	9,863
Current portion of long-term debt	605	5,579
Current portion of deferred rent	684	630
Current portion of deferred revenue	6,142	6,778

Total current liabilities	22,721	26,909
Non-current liabilities
Long-term debt, net of current portion	19,631	14,631
Deferred rent, net of current portion	6,781	6,247
Deferred revenue, net of current portion	75,612	83,445
Contingent consideration	1,838	2,926
Other non-current liabilities	51	578

Total non-current liabilities	103,913	107,827

Total liabilities	126,634	134,736
Commitments and contingencies (See Note 17)
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at December 31, 2016 and 2015 and 25,257,420 and 24,327,944 shares issued and outstanding at December 31, 2016 and 2015, respectively.	1,593	1,542
Additional paid-in-capital	464,653	455,897
Accumulated other comprehensive loss	(6,557)	(6,828)
Accumulated deficit	(396,058)	(322,684)

Total shareholders' equity	63,631	127,927

Total liabilities and shareholders' equity	$190,265	$262,663

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2016	2015	2014
	in thousands, except share and per share amounts
License revenues	$975	$—	$—
License revenues from related parties	3,940	3,335	1,173
Collaboration revenues	7,164	—	—
Collaboration revenues from related parties	13,019	7,243	4,968

Total revenues	25,098	10,578	6,141
Operating expenses:
Research and development expenses	(72,510)	(59,125)	(43,772)
Selling, general and administrative expenses	(25,999)	(23,383)	(17,073)

Total operating expenses	(98,509)	(82,508)	(60,845)
Other income	1,465	779	1,022

Loss from operations	(71,946)	(71,151)	(53,682)
Interest income	70	121	220
Interest expense	(2,172)	(2,572)	(2,019)
Foreign currency gains / (losses)	1,034	(2,496)	5,148
Other non-operating income / (expense)	785	(7,164)	21

Loss before income tax benefit / (expense)	(72,229)	(83,262)	(50,312)
Income tax benefit / (expense)	(1,145)	1,179	535

Net loss	$(73,374)	$(82,083)	$(49,777)

Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of $(1.1) million for the year ended December 31, 2016 (2015: $0.7 million and 2014: $0.5 million)	271	(1,556)	(5,387)

Total comprehensive loss	$(73,103)	$(83,639)	$(55,164)

Basic and diluted net loss per common share	$(2.93)	$(3.72)	$(2.91)
Weighted average shares used in computing basic and diluted net loss per common share	25,036,465	22,082,345	17,121,328

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares			Accumulated other comprehensive income/(loss)
			Additional paid-in capital		Accumulated deficit	Total shareholders' equity
	No. of shares	Amount
	in thousands, except share and per share amounts
Balance at December 31, 2013	12,194,906	$798	$192,204	$115	$(190,824)	$2,293
Loss for the period	—	—	—	—	(49,777)	(49,777)
Other comprehensive loss	—	—	—	(5,387)	—	(5,387)
Initial public offering	5,400,000	368	84,094	—	—	84,462
Shares issued as consideration in a business combination	192,128	13	2,038	—	—	2,051
Exercise of share options	305,160	19	577	—	—	596
Share-based compensation expense	—	—	8,396	—	—	8,396

Balance at December 31, 2014	18,092,194	$1,198	$287,309	$(5,272)	$(240,601)	$42,634

Loss for the period	—	—	—	—	(82,083)	(82,083)
Other comprehensive loss	—	—	—	(1,556)	—	(1,556)
Follow-on public offering	3,000,000	165	82,354	—	—	82,519
Issuance of shares to collaboration partner Bristol-Myers Squibb	2,388,108	132	71,799	—	—	71,931
Exercise of share options	847,642	47	2,818	—	—	2,865
Share-based compensation expense	—	—	11,617	—	—	11,617

Balance at December 31, 2015	24,327,944	$1,542	$455,897	$(6,828)	$(322,684)	$127,927

Loss for the period	—	—	—	—	(73,374)	(73,374)
Other comprehensive income	—	—	—	271	—	271
Exercise of share options	750,408	41	2,542	—	—	2,583
Restricted share units distributed during the period	179,068	10	—	—	—	10
Share-based compensation expense	—	—	6,214	—	—	6,214

Balance at December 31, 2016	25,257,420	$1,593	$464,653	$(6,557)	$(396,058)	$63,631

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
	in thousands
Cash flows from operating activities
Net loss	$(73,374)	$(82,083)	$(49,777)
Adjustments to reconcile net loss to net cash provided by / (used in) by operating activities:
Depreciation, amortization and impairments	6,089	6,324	2,580
Share-based compensation expense	6,214	11,617	8,396
Change in fair value of derivative financial instruments	(1,865)	8,508	23
Unrealized foreign exchange results	(755)	(526)	(4,797)
Change in deferred taxes	1,145	(1,179)	(535)
Change in lease incentive	649	(577)	6,518
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(5,917)	(1,680)	(1,195)
Inventories	480	(260)	882
Accounts payable	344	(774)	(321)
Accrued expenses and other liabilities	499	4,929	1,796
Deferred revenue	(5,698)	63,169	(421)

Net cash provided by / (used in) operating activities	(72,189)	7,468	(36,851)

Cash flows from investing activities
Restricted cash	(613)	—	—
Purchase of intangible assets	(1,884)	(415)	(299)
Purchase of property, plant and equipment	(15,288)	(7,607)	(22,195)
Acquisition of business, net of cash acquired	—	—	(1,448)

Net cash used in investing activities	(17,785)	(8,022)	(23,942)

Cash flows from financing activities
Proceeds from issuance of shares	2,593	2,865	596
Proceeds from public offering of shares, net of issuance costs	—	82,519	84,462
Proceeds from issuance of shares to collaboration partner	—	75,493	—
Proceeds from borrowings	—	—	9,542
Repayment of capital lease obligations	(148)	(186)	(207)

Net cash generated from financing activities	2,445	160,691	94,393

Currency effect cash and cash equivalents	(1,601)	(3,199)	(1,689)

Net increase / (decrease) in cash and cash equivalents	(89,130)	156,938	31,911

Cash and cash equivalents at beginning of period	221,626	64,688	32,777

Cash and cash equivalents at end of period	$132,496	$221,626	$64,688

Supplemental cash flow disclosures:
Cash paid for interest	$2,345	$2,082	$1,626
Non-cash adjustments in purchases of intangible assets and property, plant and equipment	$1,174	$(792)	$411

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1      General information

        uniQure N.V. ("uniQure" or the "Company") is a biopharmaceutical company which was founded in 1998 by scientists who were investigating Lipoprotein Lipase Deficiency ("LPLD") at the Academic Medical Center of the University of Amsterdam. The Company initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V. ("AMT"). The Company was incorporated in January 2012 to acquire and continue the gene therapy business of AMT in the Netherlands. Effective February 10, 2014, in connection with its initial public offering, the Company converted into a public company with limited liability and changed its legal name from uniQure B.V. to uniQure N.V. The Company is registered with the Dutch Trade Register of the Chamber of Commerce (handelsregister van de Kamer van Koophandel en Fabrieken) in Amsterdam, the Netherlands under number 54385229. The Company's headquarters is in Amsterdam, the Netherlands, and its registered office is located at Meibergdreef 61, Amsterdam 1105 BA, the Netherlands, and its telephone number is +31 20 240 6000.

        Effective January 1, 2017, the Company ceased to qualify as a foreign private issuer. The Company files electronically with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which is referred to as the Exchange Act.

        The Company is a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. The Company is advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as the Company's collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. The Company has established clinical proof-of-concept in its lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington's disease. uniQure believes its validated technology platform and manufacturing capabilities provides the Company distinct competitive advantages, including the potential to reduce development risk, cost and time to market. The Company produces its AAV-based gene therapies in its own facilities with a proprietary, commercial-scale, consistent, manufacturing process. The Company believes its Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

        Since its inception, the Company has devoted substantially all of its research and development efforts to its product candidates including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates, support its approved product for LPLD, Glybera, as well as to provide selling, general and administrative support for these operations.

        The Company's common stock is listed on the Nasdaq Global Market and trades under the symbol "QURE".

2      Summary of significant accounting policies

2.1   Basis of preparation

        The Company prepared its consolidated financial statements in compliance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

        The consolidated financial statements have been prepared under the historical cost convention, except for derivative financial instruments and contingent consideration, which are recorded at fair value through profit or loss.

        The consolidated financial statements are presented in U.S. dollars ($), except where otherwise indicated. Transactions denominated in currencies other than U.S. dollars are presented in the transaction currency with the U.S. dollar amount included in parenthesis, converted at the foreign exchange rate as of the transaction date.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

        The consolidated financial statements presented have been prepared on a going concern basis based on the Company's cash and cash equivalents as of December 31, 2016 and the Company's budgeted cash flows for the twelve months following the signature date.

2.2   Use of estimates

        The preparation of consolidated financial statements, in conformity with U.S. GAAP and SEC rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to revenue recognition in the determination and measurement of multiple elements and assessment of the performance period over which collaboration revenue is recognized, income taxes, including the realization of deferred tax assets, share-based compensation, measurement of contingent liabilities related to litigation and legal proceedings, measurement of accrued expenses which have not yet been invoiced as of the balance sheet date, business combinations including contingent consideration payable and derivative financial instruments. If actual results differ from the Company's estimates, or to the extent these estimates are adjusted in future periods, the Company's results of operations could either benefit from, or be adversely affected by, any such change in estimate.

2.3   Accounting policies

        The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These policies have been consistently applied to all the years presented, unless otherwise stated.

2.3.1  Consolidation

        The consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Subsidiaries are all entities over which the Company has a controlling financial interest either through variable interest or through voting interest. Currently, the Company has no involvement with variable interest entities.

        Inter-company transactions, balances, income and expenses on transactions between uniQure entities are eliminated in consolidation. Profits and losses resulting from inter-company transactions that are recognized in assets are also eliminated. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Company.

2.3.2  Current versus non-current classification

        The Company presents assets and liabilities in the consolidated balance sheets based on current and non-current classification.

        The term current assets is used to designate cash and other assets or resources commonly identified as those that are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business. The Company's normal operating cycle is twelve months. All other assets are classified as non-current.

        The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. Current liabilities are expected to be settled in the normal operating cycle. The Company classifies all other liabilities as non-current.

        Deferred tax assets and liabilities are classified as non-current assets and liabilities.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

2.3.3  Foreign currency translation

        The functional currency of the Company and each of its entities (with the exception of uniQure Inc.) is the euro (€). This represents the currency of the primary economic environment in which the entities operate. The functional currency of uniQure Inc. is the U.S. dollar. The consolidated financial statements are presented in U.S. dollars.

        Foreign currency transactions are measured and recorded in the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies at exchange rates prevailing at balance sheet date are recognized in profit and loss.

        Upon consolidation, the assets and liabilities of foreign operations are translated into the functional currency of the shareholding entity at the exchange rates prevailing at the balance sheet date; items of income and expense are translated at monthly average exchange rates. The consolidated assets and liabilities are translated from uniQure N.V.'s functional currency, euro, into the reporting currency U.S. dollar at the exchange rates prevailing at the balance sheet date; items of income and expense are translated at monthly average exchange rates. Issued capital and additional paid-in capital are translated at historic rates with differences to the balance sheet date rate recorded as translation adjustments in other comprehensive income / loss. The exchange differences arising on translation for consolidation are recognized in "accumulated other comprehensive income / loss". On disposal of a foreign operation, the component of other comprehensive income / loss relating to that particular foreign operation is recognized in profit or loss. As the intercompany funding of the Company's Lexington operations is neither planned nor likely to be settled in the foreseeable future, the associated foreign exchange effect is presented as accumulated other comprehensive income / loss.

2.3.4  Fair value measurement

        The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. ASC 820, Fair Value Measurements and Disclosures, requires disclosure of methodologies used in determining the reported fair values, and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

  •
  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  •
  Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or models for which the inputs are observable, either directly or indirectly.

  •
  Level 3—Valuations that require inputs that reflect the Company's own assumptions that are both significant to the fair value measurement and are unobservable.

        To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

        Items measured at fair value on a recurring basis include financial instruments and contingent consideration (note 3, "Fair value measurement"). The carrying amount of cash and cash equivalents, accounts receivable from collaborators, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

2.3.5  Business combinations

        On July 31, 2014, the Company closed its acquisition of InoCard GmbH ("InoCard") for a total consideration of approximately €4.3 million ($5.7 million), consisting of an up-front cash-payment €1.5 million ($2.0 million), €1.5 million ($2.0 million) in uniQure shares (189,982 shares at closing of the transaction) and contingent consideration with an estimated fair value of €1.3 million ($1.7 million) on the date of acquisition. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions. See note 3 "Fair value measurement" for additional information.

        This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed were determined using the methods discussed in the following paragraphs and required significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

a.     Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company's single reporting unit on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount. The Company has not recognized any impairment charges related to goodwill.

b.     Acquired research and development

        Acquired research and development ("Acquired R&D") represents the fair value assigned to intangible assets in incomplete research projects that the Company acquires through business combinations. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion, abandonment of the projects or when the research findings are commercialized through a revenue-generating project. Upon successful completion or commercialization of a project, uniQure will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. In case of abandonment, the asset will be written-off.

c.     Contingent consideration

        Each reporting period, the Company revalues the contingent consideration obligations associated with business combinations to their fair value and records changes in the fair value within research and development expenses. Changes in contingent consideration result from changes in assumptions regarding the probabilities of successful achievement of related milestones, the estimated timing in which milestones are achieved and the discount rate used to estimate the fair value of the liability. Changes in the development timeline and the results from development of the S100A1 program impact the Company's assumptions and judgments, which could result in materially different estimates of the fair value of contingent consideration. See note 3, "Fair value measurement", for additional information.

2.3.6  Notes to the consolidated statements of cash flows

        The consolidated statements of cash flows have been prepared using the indirect method. The cash disclosed in the consolidated statements of cash flows is comprised of cash and cash equivalents. Cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

(with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value.

        Cash flows denominated in foreign currencies have been translated at the average exchange rates. Exchange differences, if any, affecting cash and cash equivalents are shown separately in the consolidated statements of cash flows. Interest paid and received and income taxes are included in net cash (used in) provided by operating activities.

2.3.7  Segment information

        Operating segments are identified as a component of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which comprises the discovery, development and commercialization of innovative gene therapies.

2.3.8  Net loss per share

        The Company follows the provisions of ASC 260, Earnings Per Share. In accordance with these provisions, loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

        Diluted net loss per share reflects the dilution that would occur if share options or warrants to issue common stock were exercised, or performance or restricted share units were distributed. However, potential common shares are excluded if their effect is anti-dilutive. The Company currently has no dilutive securities due to the net loss position and as such, basic and diluted net loss per share are the same for the periods presented.

2.3.9  Impairment of long-lived assets

        Long-lived assets, which include property, plant, and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The recoverability of the carrying value of an asset or asset group depends on the successful execution of the Company's business initiatives and its ability to earn sufficient returns on approved products and product candidates. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying value over the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

        Goodwill is not amortized but is evaluated for impairment within the Company's single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting unit below its carrying amount. Based on a quantitative analysis comparing the Company's market capitalization to the carrying amount of the net assets, the Company determines whether further impairment testing is required.

2.3.10  Intangible assets

        Acquired licenses have a finite useful life and are carried at cost less accumulated amortization and impairment losses. Amortization is calculated using the straight-line method to allocate the cost of licenses over their estimated useful lives (generally 20 years unless a license expires prior to that date).

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

2.3.11  Property, plant and equipment

        Property, plant and equipment comprise mainly laboratory equipment, leasehold improvements, construction-in-progress ("CIP") and office equipment. All property, plant and equipment is stated at cost less accumulated depreciation. CIP consists of capitalized expenses associated with construction of assets not yet placed into service. Depreciation commences on CIP once the asset is placed into service based on its useful life determined at that time.

        Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss on the transaction is recognized in the consolidated statements of operations and comprehensive loss.

        Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

• Laboratory equipment	between 5 - 10 years
• Office equipment	between 3 - 5 years

        The leasehold improvements at the Company's Lexington site and its new Amsterdam site are depreciated over ten years.

2.3.12  Accounts receivables

        Accounts receivables are amounts due from services provided to the Company's collaboration partners and are purely trade receivables.

2.3.13  Prepaid expenses

        Prepaid expenses are amounts paid in the period, for which the benefit has not been realized, and include payments made for insurance and research contracts. The related expense will be recognized in the subsequent period as incurred.

2.3.14  Accounts payable and accrued expenses

        Accounts payables are invoiced amounts related to obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers. Accounts payables are recognized at the amounts invoiced by suppliers.

        Accrued expenses are recognized for goods or services that have been acquired in the ordinary course of business.

2.3.15  Long-term debt

        Long-term debt is initially recognized at cost and presented net of original issue discount or premium and debt issuance costs on the consolidated balance sheets. Amortization of debt discount and debt issuance costs is recognized as interest expense in profit and loss over the period of the debt, using the effective interest rate method.

2.3.16  Pensions and other post-retirement benefit plans

        The Company operates a defined contribution pension plan for all employees at its Amsterdam facility in the Netherlands, which is funded by the Company through payments to an insurance company, with individual accounts for each participants' assets. The Company has no legal or constructive obligation to pay further contributions if the plan does not hold sufficient assets to pay all employees the benefits relating to services rendered in the current and prior periods. The contributions are recognized as an

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

employee benefit expense when they are due. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available.

        Starting in 2016, the Company operates a qualified 401(k) Plan for all employees at its Lexington facility in the USA, which offers both a pre-tax and post-tax (Roth) component. Employees may contribute up to 50% of their pre-tax compensation, which is subject to IRS statutory limits for each calendar year. The Company matches $0.50 for every $1.00 contributed to the plan by participants up to 6% of base compensation. Employer contributions are recognized as they are contributed, as long as the employee is rendering services in that period. If employer contributions are made in periods after an individual retires or terminates, the estimated cost is accrued during the employee's service period.

2.3.17  Share-based compensation

        The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as of January 1, 2016, by applying a modified retrospective transition method. Adoption of ASU 2016-09 did not have a material impact on the Company's financial statements.

        All of the Company's share-based compensation plans for employees are equity-classified.

        ASC 718 requires all share-based compensation to employees, including grants of employee options, restricted share units, performance share units and modifications to existing instruments, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant-date fair values, net of an estimated forfeiture rate, over the requisite service period. Forfeitures of employee options are recognized as they occur. ASC 505-50 requires all share-based compensation to non-employees to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values, with the fair values being re-measured until completion of performance.

        Up to January 2015, the Company used the Black-Scholes option pricing model to determine the fair value of option awards, which uses various assumptions related to:

  •
  the expected life of the option award, which the Company used to estimated based on a weighted average expected option life for the entire participant group; and

  •
  the expected volatility of the underlying ordinary shares, which is estimated based on the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development.

        Since February 2015, the Company uses a Hull & White option model. The model captures early exercises by assuming that the likelihood of exercises will increase when the share-price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

2.3.18  Revenue recognition

        The Company primarily generates revenue from its collaboration, research and license agreements with its collaboration partners for the development and commercialization of its product candidates.

        The Company recognizes revenue when earned and realized or realizable in accordance with ASC 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred or services have been rendered;

  •
  The seller´s price to the buyer is fixed or determinable;

  •
  Collectability is reasonably assured.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

        Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company´s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue and amounts expected to be recognized as revenue after the 12 months following the balance sheet date are classified as the non-current portion of deferred revenue.

        Multiple element arrangements are analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, the delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a "best estimate of selling price" if vendor specific objective evidence and third-party evidence of fair value are not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is accounted for as a single unit of accounting.

a.     License revenues

        License revenues consist of up-front payments, target selection payments, milestone payments and royalties.

Up-front and target selection payments

        Up-front payments, target selection payments or similar non-refundable payments are initially reported as deferred revenue on the consolidated balance sheets and are recognized as revenue on a straight-line basis over the period of the performance obligation. The estimated period of the performance obligation is re-assessed at each balance sheet date.

Milestone payments and royalties

        Research-based milestone payments are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing performance obligations, if the milestones are not considered substantive. When determining if a milestone is substantive, the Company considers the following factors:

  •
  The degree of certainty in achieving the milestone;

  •
  The frequency of milestone payments;

  •
  The Company's efforts, which result in achievement of the milestone;

  •
  The amount of the milestone payment relative to the other deliverables and payment terms; and

  •
  Whether the milestone payment is related to future performance or deliverables.

        Sales-based milestone payments and royalties are recognized in earnings when realized.

b.     Collaboration revenue

        Collaboration revenue consists of revenue generated from collaborative research and development arrangements. Services may include the provision of Company staff, consultants or other third-party vendors engaged by the Company in relation to a collaboration program and the manufacturing of gene therapeutic products to the extent these are reimbursed through the respective collaborative research and development program.

        Collaboration revenues, which are typically related to reimbursements from collaborators for the Company's performance of research and development services under the respective agreements, are

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

recognized on the basis of labor hours valued at a contractually agreed rate. Collaboration revenues include reimbursements for related out-of-pocket expenses. Cost reimbursements to which the Company is entitled under agreements are recognized as collaboration revenues in the same quarter of the recorded cost they are intended to compensate.

2.3.19  Other income

        The Company receives certain government and regional grants, which support its research efforts in defined projects, and include contributions towards the cost of research and development. These grants generally provide for reimbursement of approved costs incurred as defined in the respective grants and are deferred and recognized in the statements of operations and comprehensive loss over the period necessary to match them with the costs they are intended to compensate, when it is probable that the Company has complied with any conditions attached to the grant and will receive the reimbursement.

2.3.20  Research and development expenses

        Research and development costs are expensed as incurred. Research and development expenses generally consist of laboratory research, clinical trials, statistical analysis and report writing, regulatory compliance costs incurred with clinical research organizations and other third-party vendors (including post-approval commitments to conduct consistency and comparability studies). In addition, research and development expenses consist of start-up and validation costs related to the Company's Lexington facility and the development and improvement of the Company's manufacturing processes and methods.

2.3.21  Income taxes

        Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        Valuation allowances are provided, if based upon the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more-likely-than-not be realized. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company did not have any significant uncertain tax positions.

2.3.22  Recent accounting pronouncements

        In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("ASU 2015-14"), which deferred the effective date for ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), by one year. ASU 2014-09 will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In 2016, the FASB issued ASU 2016-08, 2016-10 and 2016-12, which provided further clarification on ASU 2014-09. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is January 1, 2018. Earlier application is permitted only as of annual and interim periods in fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that the standard will have on its consolidated financial

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

statements, by assessing its collaboration and other relevant arrangements. Due to the complexity of the collaboration arrangements, the actual revenue recognition treatment required under the new standard may be dependent on arrangement-specific circumstances. The Company has not yet decided on the transition method.

        In July 2015, the FASB issued ASU 2015-11, Inventory ("ASU 2015-11"), which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016, which for the Company is January 1, 2017. Early adoption is permitted. The new standard is to be applied prospectively. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial statements.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. The Company does not expect ASU 2016-01 to have a material impact on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application with an option to use certain transition relief. The Company does expect ASU 2016-02 to have a material impact on its consolidated financial statements, primarily from recognition of a right-of-use asset and lease liability in the balance sheet and a shift of cash outflows from operating activities to financing activities.

        In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05") and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. The Company does not expect ASU 2016-05 or ASU 2016-06 to have a material impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company elected to early adopt the new standard on a modified retrospective basis as from January 1, 2016, which is permitted. Adoption did not have material impact on the Company's financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This ASU makes targeted amendments to classification of certain cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. The Company does not expect ASU 2016-15 to have a material impact on its consolidated financial statements.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2      Summary of significant accounting policies (Continued)

        In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to this update, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the asset had been sold to an outside party. The Company elected to early adopt the new standard on a modified retrospective basis as from January 1, 2014, which is permitted.

        In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). The ASU introduces specific requirements on the presentation of restricted cash and restricted cash equivalents. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. The Company does not expect ASU 2016-15 to have a material impact on its consolidated financial statements.

3      Fair value measurement

        The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	in thousands
At December 31, 2015
Assets:
Cash and cash equivalents	$221,626	$—	$—	$221,626

Total assets	221,626	—	—	221,626

Liabilities:
Derivative financial instruments—long-term debt	—	—	259	259	Accrued expenses and other current liabilities
Derivative financial instruments—related party	—	—	578	578	Other non-current liabilities
Contingent consideration	—	—	2,926	2,926

Total liabilities	$—	$—	$3,763	$3,763

At December 31, 2016
Assets:
Cash and cash equivalents	132,496	—	—	132,496

Total assets	132,496	—	—	132,496

Liabilities:
Derivative financial instruments—long-term debt	—	—	11	11	Accrued expenses and other current liabilities
Derivative financial instruments—related party	—	—	51	51	Other non-current liabilities
Contingent consideration	—	—	1,838	1,838

Total liabilities	$—	$—	$1,900	$1,900

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

3      Fair value measurement (Continued)

        Changes in Level 3 items during the years ended December 31, 2016, 2015 and 2014 are as follows:

	Contingent consideration	Level 3 Derivative financial instruments	Total
	in thousands
Balance at December 31, 2013	$—	$299	$299
Additions	1,743	—	1,743
(Gains) / losses recognized in profit or loss	195	(14)	181
Currency translation effects	(171)	(34)	(205)

Balance at December 31, 2014	1,767	251	2,018

Issuance of financial instruments	—	(10,060)	(10,060)
Allocation to shareholders' equity	—	3,614	3,614
(Gains) / losses recognized in profit or loss	1,339	7,162	8,501
Currency translation effects	(180)	(130)	(310)

Balance at December 31, 2015	2,926	837	3,763

(Gains) / losses recognized in profit or loss	(1,080)	(785)	(1,865)
Currency translation effects	(8)	10	2

Balance at December 31, 2016	$1,838	$62	$1,900

  Contingent consideration

        In connection with the acquisition of InoCard, the Company recorded contingent consideration related to amounts potentially payable to InoCard's former shareholders. The amounts payable are contingent upon realization of the following milestones:

  •
  Successful completion of GLP toxicity and safety study;

  •
  First patient dosed in a clinical study; and

  •
  Full proof-of-concept of the product in human patients after finalization of a phase I/II study.

        The valuation of the contingent liability is based on significant inputs not observable in the market such as the probability of success ("POS") of achieving the research milestones (estimated as probable for the first two milestones as of the balance sheet date), the time at which the research milestones are expected to be achieved (ranging from 2018 to 2021, as of the balance sheet date), as well as the 30% discount rate applied, which represents a Level 3 measurement. Varying, next to the passing of time, the unobservable inputs results in the following fair value changes:

	2016	2015
	in thousands
Change in fair value
Delay in milestones by 6 months	$(209)	$(313)
Increasing the POS for the first milestone by 20%	367	585
Decreasing the POS for the first milestone by 20%	(367)	(585)
Reducing the discount rate from 30% to 20%	638	1,228
Increasing the discount rate from 30% to 40%	(309)	(560)

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

3      Fair value measurement (Continued)

  Derivative financial instruments

        The Company issued various derivative financial instruments related to the collaboration with Bristol-Meyers Squibb Company ("BMS") and in relation to the issuance of the Hercules Technology Growth Corp. ("Hercules") loan facility:

  BMS collaboration

        On April 6, 2015 ("Execution Date"), the Company entered into agreements with BMS. Pursuant to the terms of the agreements, BMS was required to purchase from the Company a certain number of shares such that:

  •
  BMS would own 4.9% of the issued and outstanding ordinary shares of the Company immediately after the approval of the collaboration by the Company's shareholders ("First Closing"); and

  •
  Prior to December 31, 2015 BMS would own 9.9% of the issued and outstanding ordinary shares of the Company immediately after such purchase ("Second Closing").

        The purchase price per ordinary share related to the First Closing was agreed at $33.84 per share at the Execution Date.

        The purchase price per ordinary share related to the Second Closing on August 7, 2015, was $29.67, which was equal to 110% of the Volume Weighted Average price ("VWAP") for the 20 trading days ending on the date that is 5 days prior to the Second Closing. The timing of the investment was at the sole discretion of BMS.

        Additionally, BMS was granted two warrants:

  •
  A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the collaboration agreements) associated with the first six New Targets (as defined in the collaboration agreements); and (ii) the date on which BMS designates the sixth New Target.

  •
  A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which uniQure receives from BMS the Target Designation Fees associated with the first nine New Targets; and (ii) the date on which BMS designates the ninth New Target.

        The exercise price, in respect of each warrant, will be equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

        On the Execution Date, the Company recorded derivative financial instruments related to the First Closing, Second Closing and the two warrants at a combined fair value of $10.1 million (recorded as an asset). The Company evaluated the Share Subscription Agreement and the Collaboration Agreement (see note 4, "Collaboration arrangements and concentration of credit risk") as one agreement.

        The Company recorded other losses of $7.3 million related to the changes in fair value of the derivative financial asset related to the First Closing between the Execution Date and June 12, 2015. On June 12, 2015, the Company issued 1.1 million of its ordinary shares to BMS for aggregate cash proceeds of $37.6 million, thereby extinguishing the derivative financial asset at its fair value of $5.0 million at this date and raising $32.6 million equity. After the extinguishment the equity raised from the sale of ordinary shares in excess of the market price of $29.37 per share was recorded in additional paid-in capital as these amounts result from an investment decision made by BMS.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

3      Fair value measurement (Continued)

        The Company recorded other losses of $0.3 million related to changes in fair value of the derivative financial liability related to the Second Closing between the Execution Date and August 7, 2015. On August 7, 2015, the Company issued 1.3 million of its ordinary shares to BMS at $29.67 per ordinary share for aggregate cash proceeds of $37.9 million, thereby extinguishing the derivative financial liability at its fair value of $1.4 million at this date and raising $39.3 million equity. After the extinguishment the equity raised from the sale of ordinary shares in excess of the market price of $23.64 per share was recorded in additional paid-in capital as these amounts result from an investment decision made by BMS.

        The fair value of the warrants as of December 31, 2016 is $0.1 million (December 31, 2015: $0.6 million). During the year ended December 31, 2016, the Company recognized $0.5 million in other non-operating income (expense) (December 31, 2015: $0.5 million gain) related to fair value changes of the BMS warrants.

        The Company used Monte-Carlo simulations to determine the fair market value of the BMS warrants. The valuation model incorporated several inputs, including the underlying share price at both the Execution Date and on May 21, 2015, the effective date of the collaboration agreement ("Effective Date") as well as at the balance sheet date, the risk-free rate adjusted for the period affected, an expected volatility based on a peer group analysis, the expected yield on any dividends and management's expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as management's expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. All of these represent Level 3 inputs. Additionally, the model assumes BMS will exercise the warrants only if it is financially rational to do so. Varying the unobservable inputs results in the following fair value changes as of December 31, 2016:

	7th warrant	10th warrant	Total
	in thousands
Base case	$21	$30	$51
Increase volatility by 10% to 85%	41	49	90
Extend exercise dates by one year	42	38	80

        Exercise of the warrants are expected to occur within 3 and 5 years after the balance sheet date. The Company classified the derivative financial liabilities as non-current at the balance sheet date.

  Hercules loan facility

        On June 14, 2013, the Company entered into a venture debt loan facility with Hercules ("Original Facility"). The Original Facility entered into with Hercules (see note 9, "Long-term debt") included a warrant. The warrant was not closely related to the host contract and was accounted for separately as a derivative financial liability measured at fair value though profit or loss. The warrant included in the Original Loan Agreement remained in place following the 2014 and 2016 amendments of the loan. The fair value of this derivative as of December 31, 2016 is $0.0 million (December 31, 2015: $0.3 million). During the year ended December 31, 2016, uniQure recognized a $0.3 million gain in other non-operating income / (expense) (December 31, 2015: $0.0 million) related to fair value changes of the Hercules warrants.

        The fair value of the warrant is based on the Black-Scholes model. Assumptions are made on inputs such as risk-free rate, the share price, time to maturity and unobservable inputs such as volatility and foreign exchange to translate to euro, the functional currency of the issuer, in order to determine the fair

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

3      Fair value measurement (Continued)

value per warrant. Varying the unobservable inputs results in the following fair value changes as of December 31, 2016:

	Share price	Volatility	Time to maturity
	in thousands
–10%	$8	$8	$9
Base Case	11	11	11
+10%	15	15	13

4      Collaboration arrangements and concentration of credit risk

        The Company generates all its collaboration and license revenues from its Collaboration and License Agreement with BMS, its Co-Development Agreement for AMT-060 and its Glybera Commercialization Agreement with Chiesi Farmaceutici S.p.A. ("Chiesi").

        As of June 2015 onwards, BMS is considered a related party given its equity investment in the Company. Chiesi was considered a related party given its equity investment in the Company up to December 31, 2015.

        Services to the Company's two collaboration partners are rendered by its Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Years ended December 31,
	2016	2015	2014
	in thousands
Bristol Myers Squibb	$16,959	$4,677	$—
Chiesi Farmaceutici S.p.A	8,139	5,901	6,141

Total	$25,098	$10,578	$6,141

        Amounts owed from these partners in relation to the collaboration are as follows:

	December 31,
	2016	2015
	in thousands
Bristol Myers Squibb	$5,500	$1,009
Chiesi Farmaceutici S.p.A	3,680	3,120

Total	$9,180	$4,129

BMS collaboration

        In May 2015, the Company closed a Collaboration and License Agreement with BMS (the "BMS Agreement"), that provides exclusive access to the Company's gene therapy technology platform for multiple targets in cardiovascular (and other) diseases. The collaboration included the Company's proprietary gene therapy program for congestive heart failure which aims to restore the heart's ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. Beyond cardiovascular diseases, the agreement also included the potential for a target exclusive collaboration in other disease areas. In total, the companies may collaborate on ten targets, including S100A1.

        The Company is leading the discovery, non-clinical, analytical and process development effort and is responsible for manufacturing of clinical and commercial supplies using the Company's vector technologies and industrial, proprietary insect-cell based manufacturing platform, while BMS leads the clinical development and regulatory activities across all programs and reimburses the Company for all research

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

4      Collaboration arrangements and concentration of credit risk (Continued)

and development efforts. BMS will be solely responsible for commercialization of all products from the collaboration.

        The Company evaluated the BMS Agreement and determined that it is a revenue arrangement with multiple elements. The Company's substantive deliverables under the collaboration agreement include an exclusive license to its technology in the field of cardiovascular disease, research and development services for specific targets chosen by BMS and general development of the Company's proprietary vector technology, participation in the Joint Steering Committee, and clinical and commercial manufacturing. The Company concluded that the collaboration agreement consists of three units of accounting, including (i) technology (license and target selections), know-how and manufacturing in the field of gene therapy and development and active contribution to the development through the Joint Steering Committee participations, (ii) provision of employees, goods and services for research activities for specific targets and (iii) clinical and commercial manufacturing. The Company determined that the license does not have stand-alone value to BMS without the Company's know-how and manufacturing technology through the participation of the Joint Steering Committee and accordingly, they were combined into one unit of accounting.

License revenue—BMS

        As of the Effective Date (May 21, 2015) of the BMS Agreement, the Company recorded deferred revenue of $60.1 million, which was equal to the up-front consideration payment of $50.0 million, plus the fair value of the derivative financial instruments at the Execution date ($10.1 million) (see note 3, "Fair value measurement"). On July 31, 2015, BMS selected the second, third and fourth collaboration targets, triggering a $15.0 million target designation payment to the Company. The Company is entitled to $16.5 million in aggregate of target designation payments upon selection of the fifth through tenth collaboration target. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for the first target and up to $217.0 million for the other selected targets if and when achieved. The Company determined that the contingent payments under the BMS Agreement relating to research, development and regulatory milestones do not constitute substantive milestone and will not be accounted for under the milestone method of revenues recognition. The events leading to these payments solely depend on BMS' performance. Accordingly, any revenue from these contingent payments would be allocated to the first unit of accounting noted above and recognized over the expected performance period.

        License revenue is recognized over an expected performance period of 19 years on a straight-line basis commencing on the Effective Date. The expected performance period is reviewed quarterly and adjusted to account for changes, if any, in the Company´s estimated performance period. The estimated performance period did not change in 2016.

        The Company recognized $3.9 million license revenue for the year ended December 31, 2016 (December 31, 2015: $2.4 million; December 31, 2014: $0.0 million).

        Additionally, the Company is eligible to receive net sales-based milestone payments and tiered high single to low double-digit royalties on product sales. These revenues will be recognized when earned. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity.

Collaboration revenue—BMS

        The Company provides target-specific research and development services to BMS. Collaboration revenue related to these contracted services, is recognized when earned.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

4      Collaboration arrangements and concentration of credit risk (Continued)

        The Company generated $13.0 million collaboration revenue for the year ended December 31, 2016 (December 31, 2015: $2.3 million; December 31, 2014: $0.0 million).

Manufacturing revenue—BMS

        The parties entered into a contract for the Company to supply gene therapy products during the clinical and commercial phase to BMS. Revenues from product sales will be recognized when earned. So far the Company did not supply any product to BMS.

Chiesi collaboration

        The Company evaluated the collaboration agreement with Chiesi and determined that it is a revenue arrangement with multiple elements. The Company's substantive deliverables under the collaboration agreement include an exclusive license to its technology in the field of cardiovascular disease, research and development services, and commercial manufacturing. The Company concluded that the collaboration agreement consists of three units of accounting, including (i) co-development and active contribution to the collaboration by providing technology access and know-how in the field of gene therapy, (ii) provision of employees, goods and services for research and development activities and (iii) commercial manufacturing.

License revenue—Chiesi

        In 2013, the Company entered into an agreement with Chiesi, a family-owned Italian pharmaceutical company for the co-development and commercialization of the AMT-060 program and the commercialization of Glybera. The Company has retained full rights in the United States, Canada and Japan under this agreement. Upon closing of the agreements on June 30, 2013, the Company received €17.0 million ($22.1 million) in non-refundable up-front payments. The Company determined that the up-front payments received from Chiesi related to a single unit of accounting. The up-front payments are amortized on a straight-line basis and presented as license revenues over a period from July 2013 through September 2032, the date of expiration of the last intellectual property protection related to the Company's manufacturing process at such date.

        The Company recognized $1.0 million license revenue for the year ended December 31, 2016 (December 31, 2015: $1.0 million; December 31, 2014: $1.2 million).

Collaboration revenue—Chiesi

        Chiesi reimburses the Company for 50% of the agreed research and development efforts related to AMT-060, which is presented as collaboration revenue. Once regulatory approval has been obtained, Chiesi will distribute AMT-060 and the Company is entitled to receive a fixed mid double digit royalty as a percentage of Chiesi sales. The Company estimates that the amount it would retain, net of manufacturing costs, third-party royalties and related amounts, will be between 25% and 35% of the revenues from sales realized by Chiesi, varying by country of sale.

        The Company generated $7.2 million collaboration revenue for the year ended December 31, 2016 (December 31, 2015: $4.9 million; December 31, 2014: $5.0 million) from the co-development of AMT-060.

Manufacturing revenue—Chiesi

        The parties entered into a contract for the Company to supply Glybera to Chiesi. Revenues from product sales, presented as collaboration revenue, will be recognized when earned. In the year ended December 31, 2016, the Company recognized no revenue from product sales to Chiesi (December 31, 2015: $0.3 million; December 31, 2014: nil).

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

5      Property, plant and equipment, net

	December 31, 2016	December 31, 2015
	in thousands
Leasehold improvements	$30,582	$18,343
Laboratory equipment	14,166	14,482
Office equipment	2,710	3,318
Construction-in-progress	313	804

Total property, plant, and equipment	47,771	36,947
Less accumulated depreciation	(12,069)	(10,936)

Property, plant and equipment, net	$35,702	$26,011

  Investment in new Amsterdam facility

        In 2016, the Company invested $13.0 million into its new facility located at the Paasheuvelweg in Amsterdam.

        Construction-in-progress ("CIP") as of December 31, 2016 and 2015 predominantly relates to the build-out of the manufacturing facility in Lexington, MA that began at the end of the second quarter of 2013 and additionally includes the build-out of laboratories in Amsterdam.

        Total depreciation expense of $5.5 million for the year ended December 31, 2016 (December 31, 2015: $4.4 million, December 31, 2014: $2.0 million) has been charged to research and development expense as it relates to the Company's manufacturing facility and equipment, and the remainder is charged to selling, general and administrative expense.

        The following table summarizes property, plant and equipment by geographic region.

	December 31, 2016	December 31, 2015
	in thousands
Lexington, MA (US)	$19,552	$21,594
Europe	16,150	4,417

Total	$35,702	$26,011

6      Intangible assets

        The Company's finite-lived intangible assets include acquired licenses and acquired research and development ("acquired R&D") and are presented in the following table:

	December 31, 2016				December 31, 2015
	Average remaining life	Historical costs	Accumulated amortization	Carrying amount	Historical costs	Accumulated amortization	Carrying amount
	in thousands, except for average remaining life
Licenses	14.8	$7,799	$(3,952)	$3,847	$5,730	$(3,816)	$1,914
Acquired R&D	17.3	4,908	(431)	4,477	5,080	(179)	4,901

Total	16.2	$12,707	$(4,383)	$8,324	$10,810	$(3,995)	$6,815

        All intangible assets are owned by Dutch entities.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

6      Intangible assets (Continued)

        As of December 31, 2016, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
($ in thousands)
2017	$569
2018	566
2019	533
2020	513
2021	509
Thereafter	5,634

Total	$8,324

a.     Acquired licenses

        The carrying amount of the Company's licenses by licensor is set out below.

	December 31, 2016	December 31, 2015
	in thousands
National Institutes of Health	$738	$866
St. Jude Children's Hospital	659	723
Protein Sciences Corporation	2,194	49
Other	256	276

Total	$3,847	$1,914

        The amortization expense related to licenses for the year ended December 31, 2016 was $0.3 million (December 31, 2015: $0.4 million; December 31, 2014: $0.6 million) and is included in research and development expenses.

Protein Sciences Corporation

        In 2016, the Company renegotiated its existing license contract with Protein Sciences Corporation for the exclusive use of its expresSF+ ("SF+") insect cell line to provide the Company with an exclusive royalty free, perpetual right and license to the licensed technology in the field of AAV-based gene therapy. Capitalized cost includes an amount paid of $0.1 million in 2013 and $2.2 million in 2016.

Glybera impairment

        Triggered by the first commercial sale of Glybera in September 2015, the Company assessed the value-in-use of Glybera related licenses (Xenon and Ampliphi). The value-in-use was determined using a discounted cash flow model based on the Company's forecast of net cash flows to be generated by the sale of Glybera in Europe through 2021. In determining the value-in-use the Company applied a WACC of 13.5%. Accordingly, the Company recognized an impairment loss of $1.3 million in the year ended December 31, 2015, which is charged to research and development expense.

        There were no other material additions in 2016.

b.     Acquired R&D

        The Acquired R&D asset was acquired as part of the acquisition of InoCard in July 2014 and relates to the S100A1 program. Following the commercialization of S100A1 as part of the collaboration agreement with BMS in May 2015, amortization commenced on the Acquired R&D asset on a straight-line

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

6      Intangible assets (Continued)

basis over a 19-year period in line with the recognition of license revenue originating from the BMS collaboration.

        The amortization expense related to Acquired R&D for the year ended December 31, 2016 was $0.3 million (December 31, 2015: $0.2 million; December 31, 2014: $0.0 million) and is included in research and development expenses.

7      Other non-current assets

        As of December 31, 2016, other assets include a refundable security deposit of $0.6 million (December 31, 2015: $0.0 million) related to the newly leased premises in Amsterdam, and a refundable security deposit related to the Lexington facility of $1.2 million (December 31, 2015: $1.2 million).

8      Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities include the following items:

	December 31, 2016	December 31, 2015
	in thousands
Accruals for services provided by vendors-not yet billed	$4,150	$3,717
Extera claim	—	1,445
Personnel related accruals	4,381	3,250
Social security and other taxes	1,178	877
Other current liabilities	57	574

Total	$9,766	$9,863

        As of December 31, 2015, the Company accrued $1.4 million related to the partial award in its arbitration proceedings with Extera Partners LLC ("Extera"). In December 2016, the Company and Extera Partners agreed to settle the arbitration case for a total amount of $2.9 million (including legal and related settlement costs). The expense is presented as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

        In November 2016, the Company announced a plan to restructure its activities as a result of a company-wide strategic review with the aim of refocusing its pipeline, consolidating its manufacturing and enhancing overall execution. Following the announcement of the plan, the Company recognized an accrual for termination benefits contractually agreed with four executives of $1.1 million, of which $0.9 million is included in research and development expense and $0.2 million in selling, general and administrative expense. The termination benefits will be paid in the first two quarters of 2017. In addition, the Company incurred $0.2 million of non-cash share-based payment expenses related to the accelerated vesting of performance share units granted to these executives.

        The Company entered into termination agreements with non-executive employees in January 2017, the related termination benefits of approximately $0.5 million will be recognized over the relevant remaining service period during 2017.

9      Long-term debt

        On June 14, 2013, the Company entered into a venture debt loan facility with Hercules ("Original Facility"). This $10.0 million facility agreement was amended and restated on June 26, 2014 ("2014 Amended Facility"). The Original Facility provided for an interest-only period of 15 months following the completion of the Chiesi cooperation. The 2014 Amended Facility increased the principal amount by $10.0 million to $20.0 million, the net cash inflow was $9.8 million.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

9      Long-term debt (Continued)

        The total loan commitment under the 2014 Amended Facility as of December 31, 2015, was $20.0 million with an interest rate of the greater of 1) 10.25% or 2) 10.25% plus the prime rate less 5.25%, maturing over a period of 48 months, and repayments commencing after an interest-only period of 18 months. Included were two back-end fees of $0.3 million and $0.2 million due October 2016 and June 2018, respectively. The Company was initially required to repay the loan in monthly principal installments from January 2016 through June 2018. In December 2015, the interest-only period was extended to April 2016 causing an increase in the final installment due in 2018.

        On May 6, 2016, the Company executed a second amended and restated loan agreement ("2016 Amended Facility") with Hercules. The 2016 Amended Facility includes a total commitment from Hercules of up to $40.0 million, of which $20.0 million is outstanding as of December 31, 2016, and extends the maturity date from June 30, 2018 to May 1, 2020. The Company did not draw down any additional loan amounts. The interest rate is adjustable and is the greater of 1) 8.25% or 2) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate will initially be 8.25% per annum with a back-end fee of 4.85% and facility fee of 0.75% of the outstanding loan amounts. The interest-only payment period under the 2016 Amended Facility is extended and set at 18 months from May 6, 2016, but can be extended to 24 months upon the Company raising a cumulative $30.0 million in up-front corporate payments and/or proceeds from equity financings (the "Raisings") and to 30 months upon the Company raising a cumulative $50.0 million from Raisings.

        The amortized cost of the 2016 Amended Loan as of December 31, 2016, was $20.2 million (December 31, 2015: $20.2 million) and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan was $0.9 million in 2016 (December 31, 2015: loss of $2.2 million; December 31, 2014: loss of $2.4 million). The fair value of the loan approximates its carrying amount, given the impact of discounting is insignificant as the loan is already amortized at a market conforming interest rate.

        During 2016, an amount of $2.2 million, compared with $2.5 million and $2.0 million for 2015 and 2014 respectively, was recorded as interest expense in relation to the Original, the 2014 Amended and the 2016 Amended Facility.

        The 2016 Amended Facility contains covenants that restrict the Company's ability to, amongst other things, incur future indebtedness and obtain additional financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc. Further, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of the outstanding balance of principal due and 50% of worldwide cash reserves. This restriction on the cash reserves only relates to the location of the cash reserves, but all cash reserves are at free disposal of the Company.

        The 2016 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of December 31, 2016, the Company was in compliance with all covenants and provisions.

        The aggregate maturities of the loan, including $4.8 million of coupon interest payments and financing fees, for each of the four years subsequent to December 31, 2016, are: $2.2 million in 2017, $9.1 million in 2018, $8.9 million in 2019, and $4.7 million in 2020.

10    Share-based compensation

        The Company recognized share-based compensation expense totaling $6.2 million, $11.6 million and $8.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

10    Share-based compensation (Continued)

        Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss is as follows:

	Years ended December 31,
	2016	2015	2014
		in thousands
Research and development	$3,972	$8,591	$6,563
Selling, general and administrative	2,242	3,026	1,833

Total	$6,214	$11,617	$8,396

Research and development, excluding 4D	3,302	2,162	2,476

        Share-based compensation expenses in 2014 include expenses resulting from the accelerated vesting of options upon closing of the Company's initial public offering ("IPO") in February 2014 under the 2012 Plan.

        Share-based compensation expense recognized by award type is as follows:

	Years ended December 31,
	2016	2015	2014
	in thousands
Award type
Share options	$5,187	$10,469	$7,966
Restricted share units ("RSUs")	528	1,148	430
Performance share units ("PSUs")	499	—	—

Total	$6,214	$11,617	$8,396

        As of December 31, 2016, the unrecognized compensation cost related to unvested awards under the various share-based compensation plans are:

	Unrecognized compensation costs	Weighted-average remaining period for recognition (in years)
	in thousands
Award type
Share options	$7,370	2.81
Restricted share units	2,119	1.79
Performance share units	488	1.48

Total	$9,977	2.53

        The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

        The Company issued awards under the following plans:

2012 Plan

        At the general meeting of shareholders on February 15, 2012, the Company's shareholders approved the adoption of the 2012 Plan. Under the 2012 Plan, share options were granted on the date of grant and vest over a period of three years, 33.33% vests after one year from the initial vesting date and the remaining 66.66% vests daily on a straight-line pro rata basis over years two and three. Any options that vest must be exercised by the tenth anniversary of the effective date of grant. A portion of the options granted under the 2012 Plan vested on the Company's IPO in February 2014. The Company granted

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

10    Share-based compensation (Continued)

1,907,815 options under this plan, with an exercise price denominated in euro, all of which are vested as of December 31, 2016.

        The following table summarizes option activity under the Company's 2012 Plan for the year ended December 31, 2016:

	2012 Plan
	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
				in thousands
Outstanding at January 1, 2016	1,077,944	€4.02	4.15	$13,114
Exercised	(510,547)	€3.12
Expired	(84,391)	€3.07

Outstanding, fully vested and exercisable at December 31, 2016	483,006	€5.13	4.13	$810

        No options were granted under this plan during the years ended December 31, 2016, 2015 and 2014.

        The following table summarizes information about options exercised during the years ended December 31:

	Exercised during the year	Intrinsic value
		in thousands
2016	510,547	$4,381
2015	449,838	9,272
2014	152,724	1,357

2014 Plan

        At the general meeting of shareholders on January 9, 2014, the Company's shareholders approved the adoption of the 2014 Plan. At the annual general meetings of shareholders in June 2015 and 2016, uniQure shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 3,000,000 (2015: 1,070,000) to 5,601,471.

Share options

        Under the 2014 Plan, share options are granted on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years, the first 25% vests after one year from the initial grant date and the remainder vests in equal quarterly installments, straight-line over years two, three and four. Certain grants to non-executive directors vest in full after one year. Any options that vest must be exercised by the tenth anniversary of the effective date of grant.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

10    Share-based compensation (Continued)

        The following table summarizes option activity under the Company's 2014 Plan for the year ended December 31, 2016:

	2014 plan
	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
				in thousands
Outstanding at January 1, 2016	1,448,226	$14.05	8.19	$6,522
Granted	899,178	$11.44
Exercised	(87,425)	$9.36
Forfeited	(407,577)	$16.50
Expired	(39,636)	$12.26

Outstanding at December 31, 2016	1,812,766	$12.47	7.92	$—
Fully vested and exercisable	640,389	$12.57	6.31	—

Outstanding and expected to vest	1,172,377	$12.41	8.81	$—

        The following table summarizes information about the weighted average grant-date fair value of options granted during the years ended December 31:

	Granted during the year	Weighted average grant-date fair value
2016	899,178	$6.54
2015	566,500	$12.19
2014	1,115,000	$5.36

        The fair value of each option issued was estimated at the date of grant using the Black-Scholes or Hull & White option pricing model with the following weighted-average assumptions:

	Years ended December 31,
Assumptions	2016	2015	2014
Expected volatility	75%	75%	70%
Expected terms (in years)	10 years	6.11 and 10 years	6.11 years
Risk free interest rate	0.16% - 2.67%	0.57% - 0.62%	0.23%
Expected dividends	0%	0%	0%

        Due to the Company's short history as a publicly traded company, management up to January 15, 2015, estimated the expected volatility by reference to four similar publicly traded entities. For grants up to January 15, 2015, the expected term is based on the midpoint between the vesting date and the contractual term of the option for the entire participant group (i.e. 6.11 years) as input for the Black-Scholes valuation model. Starting February 2015, the Company is using a Hull & White option model. The model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

        The following table summarizes information about options exercised during the years ended December 31:

	Exercised during the year	Intrinsic value
		in thousands
2016	87,425	$345
2015	92,932	1,697
2014	—	—

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

10    Share-based compensation (Continued)

Restricted Share Units (RSUs)

        Under the 2014 Plan, the Company grants RSUs. The following table summarizes the RSUs activity for the year ended December 31, 2016:

	Number of shares	Weighted average grant-date fair value
Undistributed at January 1, 2016	179,068	$9.99
Granted	358,678	$9.05
Distributed	(179,068)	$9.99
Forfeited	(51,615)	$8.67

Undistributed at December 31, 2016	307,063	$9.11

        The following table summarizes information about the weighted average grant-date fair value of RSUs granted during the years ended December 31:

	Granted during the year	Weighted average grant-date fair value
2016	358,678	$9.05
2015	—	N/A
2014	179,068	$9.99

        In October 2014, the Company granted 179,068 RSUs to its former Chief Executive Officer ("CEO") Mr. Aldag, all of which vested in March 2016. The other RSUs have a vesting period varying from one to three years from grant date.

        The total fair value of RSUs that vested was $2.3 million for the year ended December 31, 2016 (nil for the years ended December 31, 2015 and December 31, 2014).

Performance Share Units (PSUs)

        The following table summarizes the PSUs activity for the year ended December 31, 2016:

	Number of shares	Weighted average grant-date fair value
Undistributed at January 1, 2016	—	$0.00
Granted	111,564	$5.76

Undistributed at December 31, 2016	111,564	$5.76

        The performance share units granted for the year ended December 31, 2016 will vest on the third anniversary of the grant, subject to the grantee's continued employment. PSU grants are linked to specific performance criteria as determined by the Board of Directors and will be earned based on the actual achievement of this specific criteria during the first year following the grant (known as the performance period), as determined by the Board of Directors. The grants of the four executives leaving the Company as a result of the strategic review were accelerated as of December 31, 2016.

        In September 2016, the Company awarded 61,560 units subject to the successful implementation of the strategic plan to its Chief Executive Officer. As these units are discretionary to the Board's assessment of 2017 performance, they are not included in the above table.

        The Company did not grant PSUs in the years ended December 31, 2015 and 2014, and no PSUs vested in the years ended December 31, 2016, 2015 and 2014.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

10    Share-based compensation (Continued)

Other Plans

        The following table summarizes option activity under the Company's Other Plans for the year ended December 31, 2016:

	Other plans
	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
				in thousands
Outstanding at January 1, 2016	1,152,436	€0.05 / $18.36	8.71	$2,513
Granted	125,000	$12.98
Exercised	(152,436)	€0.05
Forfeited	(937,500)	$17.73

Outstanding at December 31, 2016	187,500	$17.93	6.39	$—
Fully vested and exercisable	62,500	$27.82	0.50	—

Outstanding and expected to vest	125,000	$12.98	9.33	$—

        In January 2014, the Company entered into a collaboration and license agreement with 4D to discover and optimize AAV vectors. In consideration of this collaboration, the Company granted options to the shareholders of 4D to purchase an aggregate of 609,744 ordinary shares. At October 1, 2014, 25% of the options vested (expiring at December 28, 2014), 50% of the options vested at January 31, 2015 (expiring at December 28, 2015) and the remainder on January 31, 2016 (expiring at December 28, 2016). Given the relatively short vesting period and the low exercise price of €0.05 compared to the share price, the Company used the intrinsic value for measurement purposes as proxy for the fair value of the options granted. The fair value continues to be re-measured until vesting of the instruments granted on a tranche-by-tranche basis. The related share-based compensation expenses are recognized as research and development cost.

        Under Rule 5653(c)(4) of the NASDAQ Global Market, the Company grants share options to certain employees as a material inducement to enter into employment with the Company. Grants were made in 2015 and 2016. The vesting conditions are identical to options granted to employees under the 2014 Plan, and the fair value of grants is determined using the same method as for grants under the 2014 Plan.

        The Company's former CEO Dan Soland forfeited his 800,000 options granted in December 2015 upon his resignation in September 2016.

        The following table summarizes information about the weighted average grant-date fair value of options granted during the years ended December 31:

	Granted during the year	Weighted average grant-date fair value
2016	125,000	$7.63
2015	1,000,000	$10.60
2014	609,744	€12.55

        The following table summarizes information about options exercised during the years ended December 31:

	Exercised during the year	Intrinsic value
		in thousands
2016	152,436	$2,694
2015	304,872	6,155
2014	152,436	2,459

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

11    Shareholders' equity

        As of December 31, 2016, the Company's authorized share capital is €3.0 million (exchange rate as of December 31, 2016, of 1.05204 $ / €; $3.2 million), divided into 60,000,000 common shares, each with a nominal value of €0.05. Under Dutch law, the authorized share capital is the maximum capital that the Company may issue without amending its articles of association. In preparation of its February 2014 IPO, the Company converted its class A, class B and class C common shares into one single class of common shares.

        All shares issued by the Company were fully paid. Besides the minimum amount of share capital to be held under Dutch law, there are no distribution restrictions applicable to the equity of the Company.

        As of December 31, 2016, and 2015 and 2014 the Company's reserves were restricted for payment of dividends for accumulated foreign currency translation losses of $6.6 million, $6.8 million and $5.3 million, respectively.

        On February 5, 2014, the Company issued 5,400,000 ordinary shares at an initial public offering price of $17.00 per share, with net proceeds, after deducting underwriting discounts and net of offering expenses of $84.5 million.

        On April 15, 2015, the Company issued 3,000,000 ordinary shares at a public offering price of $29.50 per share, with net proceeds, after deducting underwriting discounts and net of offering expenses of $82.5 million.

        In the year ended December 31, 2015 the Company issued shares to BMS upon extinguishment of derivative obligations following the collaboration agreement:

	Ordinary shares
			Additional paid-in capital	Total shareholders' equity
	No. of shares	Amount
	in thousands, except share and per share amounts
Issuance of shares at $33.84 per share on June 12, 2015	1,112,319	$61	$37,579	$37,640
Extinguishment of derivative upon issuance of shares on June 12, 2015	—	—	(4,972)	(4,972)
Issuance of shares at $29.67 per share on August 7, 2015	1,275,789	71	37,782	37,853
Extinguishment of derivative upon issuance of shares on August 7, 2015	—	—	1,410	1,410

Balance at December 31, 2015	2,388,108	$132	$71,799	$71,931

12    Expenses by nature

        Operating expenses included the following costs by nature:

	Years ended December 31,
	2016	2015	2014
	in thousands
Employee-related expenses	$42,260	$31,398	$27,685
Laboratory and development expenses	21,054	10,874	8,483
Legal and advisory expenses	11,715	12,209	8,137
Office and housing expenses	10,384	7,075	4,981
Patents and license expenses	1,348	1,342	1,181
Depreciation, amortization and impairment expenses	6,089	6,324	2,580
Non-employee share-based compensation expenses	670	6,429	4,087
Other operating expenses	4,989	6,857	3,711

Total	$98,509	$82,508	$60,845

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

12    Expenses by nature (Continued)

        Details of employee-related expenses for the year ended December 31 are as follows:

	Years ended December 31,
	2016	2015	2014
	in thousands, except for employee numbers
Wages and salaries	$24,999	$19,274	$15,640
Social security costs	1,824	1,440	1,257
Health insurance	1,099	828	348
Pension costs—defined contribution plans	1,088	608	804
Share-based compensation expenses	5,544	5,188	4,309
Consultant expenses	5,873	3,037	5,053
Other employee expenses	1,833	1,023	274

Total	$42,260	$31,398	$27,685

Number of employees at the end of the period	251	198	162

13    Other non-operating income / (expense)

        Other non-operating income / (expense) consists of changes in the fair value of derivative financial instruments.

	Years ended December 31,
	2016	2015	2014
	in thousands
Other non-operating income:
Derivative gains	$785	$423	$21

Total other non-operating income:	$785	$423	$21

Other non-operating expense:
Derivative losses	—	(7,587)	—

Total other non-operating expense:	$—	$(7,587)	$—

Other non-operating income/(expense)—net	$785	$(7,164)	$21

        The Company recorded a gain of $0.5 million for the year ended December 31, 2016 and a net loss of $7.2 million for the year ended December 31, 2015 related to the derivative financial instruments issued as part of its collaboration with BMS and a gain of $0.3 million for the year ended December 31, 2016 (December 31, 2015: $0.0 million) related to warrants issued to Hercules (see note 3, "Fair value measurement").

14    Income taxes

a.     Income tax benefit / (expense)

        No current tax charges or liabilities were recorded in 2016, 2015 and 2014 by the Dutch and U.S operation since these operations were in a loss-making position. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company's otherwise recognizable net deferred tax assets.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

14    Income taxes (Continued)

        For the years ended December 31, 2016, 2015 and 2014, loss before income taxes consists of the following:

	Years ended December 31,
	2016	2015	2014
	in thousands
Dutch operations	$(51,107)	$(63,304)	$(41,063)
U.S. operations	(21,221)	(20,406)	(8,937)
Foreign operations	99	448	(312)

Total	$(72,229)	$(83,262)	$(50,312)

        The income tax benefit / (expense) for the years ended December 31, 2016, 2015 and 2014, consists of the following:

	Years ended December 31,
	2016	2015	2014
	in thousands
Current benefit / (expense)
Dutch operations	$—	$—	$—
U.S. operations	—	—	—
Foreign operations	(51)	(51)	—
Deferred benefit / (expense)
Dutch operations	(1,094)	714	535
U.S. operations	—	—	—
Foreign operations	—	516	—

Total income tax benefit / (expense)	$(1,145)	$1,179	$535

b.     Tax rate reconciliation

        The reconciliation of the Dutch statutory income tax rate to the Company's effective tax rate for the years ended December 31, 2016, 2015 and 2014, is as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	in thousands
Net loss before tax for the period	$(72,229)	$(83,262)	$(50,312)
Expected tax benefit / (expense) at the tax rate enacted in the Netherlands (25%)	18,057	20,816	12,578
Difference in tax rates between the Netherlands and foreign countries	1,905	1,816	819
Net change in valuation allowance	(20,054)	(16,301)	(10,843)
Non deductible expenses	(1,323)	(4,984)	(2,111)
Deductible expenses directly recognized in equity	—	168	139
Change in fair value of contingent consideration	270	(336)	(47)

Income tax benefit / (expense)	$(1,145)	$1,179	$535

        Non-deductible expenses predominantly relate to share-based compensation expenses for an amount of $1.6 million in 2016 (2015: $2.9 million; 2014: $2.1 million) and non-deductible results on derivative financial instruments of nil (2015: $1.9 million; 2014: nil).

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

14    Income taxes (Continued)

c.     Significant components of deferred taxes

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
		in thousands
Deferred tax assets:
Net operating loss carryforwards	$59,468	$40,236
Intangible assets	1,621	1,986
Property, plant and equipment	1,412	1,202
Deferred revenue	19,997	21,410
Accrued revenue	—	962
Accrued expenses and other current liabilities	144	935

Gross deferred tax asset	$82,642	$66,731
Less valuation allowance	(82,642)	(65,593)

Net deferred tax asset	—	1,138
Deferred tax liabilities:
Intangible assets	—	—
Long-term loan to foreign operation	—	(1,138)

Net deferred tax liability	$—	$(1,138)

Net deferred tax asset/(liability)	$—	$—

        The valuation allowance for deferred tax assets as of December 31, 2016, 2015 and 2014 was $82.6 million, $65.6 million and $50.0 million, respectively. The net change in the total valuation allowance was an increase of $17.0 million in 2016 and an increase of $15.6 million in 2015. The valuation allowance at December 31, 2016 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

        According to Dutch income tax law, a tax loss carry-forward expires nine years after the end of the respective period.

        The Dutch fiscal unity has as of December 31, 2016 an estimated $182.0 million (2015: $137.0 million; 2014: $175.7 million) of taxable losses that can be offset in the following nine years. The expiration dates of these Dutch losses, is summarized in the following table. In the years ended December 31, 2016 and 2015, no amounts of unused tax losses expired.

	2017	2018	2019	2020	2021
	in thousands
Loss expiring	$21,523	17,579	19,070	17,333	13,043

        There are no unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014.

15    Basic and diluted earnings per share

        Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

15    Basic and diluted earnings per share (Continued)

a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

	Years ended December 31,
	2016	2015	2014
BMS warrants	3,587,333	3,088,027	—
Warrants	37,175	37,175	37,175
Share options under 2012 Plan	483,006	1,077,944	1,527,782
Share options under 2014 Plan	1,812,766	1,448,226	1,068,750
Share options (other)	187,500	1,152,436	457,308
RSUs and PSUs	418,627	179,068	179,068

Total potential dilutive ordinary shares	6,526,407	6,982,876	3,270,083

16    Leases

        The Company leases various office space and laboratory space under operating lease agreements, expiring at various dates through 2032. A number of the lease contracts provide the Company with an option to extend the lease term and also provide for annual minimum increases in rent, usually based on a consumer price index.

Lexington, Massachusetts

        In July 2013, uniQure entered into a lease for a facility in Lexington, Massachusetts, United States. The term commenced in November 2013. The lease for this facility terminates in 2024, and subject to the provisions of the lease, may be renewed for two subsequent five-year terms. The Company expects to complete the qualification of its approximately 53,000 square feet manufacturing facility in 2017. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $14.4 million. The lease payments will be recognized as an expense on a straight line basis over term of the lease, taking into account the lease incentives in a total amount of $7.3 million as received from the landlord. This results in a monthly expense of $92,680. During 2016, the Company expensed a total amount of $1.1 million (2015: $1.1 million). As of December 31, 2016, the Company recorded a total deferred rent of $6.2 million (2015: $6.9 million), with a current element of $0.7 million (2015: $0.6 million).

Paasheuvelweg, Amsterdam

        In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands and amended this agreement in June 2016. The term commenced in March 2016, with an option to extend for further periods of five years. The Company intends to initiate the consolidation of its three Amsterdam sites into the new site in early 2017. The lease for this facility terminates in 2032. Following the completion of its restructuring by the end of 2017, the Company will seek to sublease parts of the facility. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $23.4 million.

Meibergdreef and Academisch Medisch Centrum ("AMC") campus, Amsterdam

        uniQure leases two facilities of approximately 26,000 square feet in aggregate from the Academisch Medisch Centrum ("AMC"), located at Meibergdreef in Amsterdam, the Netherlands. uniQure and AMC agreed to terminate the agreements effective June 1, 2017 for one facility, and effective December 31, 2017 for the other facility. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $0.3 million.

        In April 2014, uniQure also entered into a lease with the AMC for an office facility of approximately 7,100 square feet, located on the AMC campus. The minimum lease period terminates in December 2017.

uniQure N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

16    Leases (Continued)

The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $0.2 million.

        In April 2015, uniQure entered into a lease with Jan Snel B.V. for laboratory facility of approximately 9,300 square feet, also located on the AMC campus. The minimum lease period terminates in September 2018. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $1.0 million.

        Minimum lease payments for future years are as follows:

Year ending December 31:	in thousands
2017	$2,852
2018	2,728
2019	3,651
2020	3,704
2021	3,757
Thereafter	22,663

Total minimum lease payments	$39,355

        Rent expense for the years ended December 31, 2016, 2015 and 2014 was $4.4 million, $1.8 million and $1.5 million, respectively. Rent expense is calculated on a straight-line basis over the term of the lease, and takes into account $11.8 million of lease incentives.

17    Commitments and contingencies

a.     Royalties and milestones

        In the course of its business, the Company enters as a licensee into contracts with other parties with regard to the development and marketing of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be estimated reliably.

b.     Grant commitments

        From October 1, 2000 until May 31, 2005, the Company's predecessor entity received a technical development loan from the Dutch government in relation to the development of Glybera. This grant includes a repayment clause in the event the Company generates revenues from the related project. The Company received total grants of €3.6 million ($3.8 million) relating to eligible project costs in the grant period. The grant amount received bears interest of 5.7% per annum and must be repaid in the period January 1, 2008 through December 31, 2019 as a percentage of revenues, which are derived from product sales of Glybera. If future royalty payments are not sufficient to repay the grant on or prior to December 31, 2019, or if there are no revenues generated, the remaining balance will be forgiven. Repayment obligations continue to apply if the product is not commercialized or transferred to others. The total amount of the contingent commitment as of December 31, 2016 was €6.4 million or $6.8 million (December 31, 2015: €6.1 million ($6.6 million)), comprising the original total amount of the grant together with accrued interest. If the grant becomes repayable then it shall be accounted as a change in accounting estimate.

18    Subsequent event

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQURE, N.V.
By:	/s/ MATTHEW KAPUSTA Matthew Kapusta Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ MATHEW KAPUSTA Matthew Kapusta	Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 15, 2017
/s/ CHRISTIAN KLEMT Christian Klemt	Controller (Principal Accounting Officer)	March 15, 2017
/s/ PHILIP ASTLEY-SPARKE Philip Astley-Sparke	Director	March 15, 2017
/s/ JACK KAYE Jack Kaye	Director	March 15, 2017
/s/ WILL LEWIS Will Lewis	Director	March 15, 2017
/s/ DAVID SCHAFFER David Schaffer	Director	March 15, 2017
/s/ PAULA SOTEROPOULOS Paula Soteropoulos	Director	March 15, 2017
/s/ SANDER VAN DEVENTER Dr. Sander van Deventer	Director	March 15, 2017

EXHIBIT INDEX

Exhibit No.		Description
1.1	*	Amended Articles of Association of the Company.
10.1	*	2014 Share Incentive Plan.
10.2	*	Form of Inducement Share Option Agreement under 2014 Share Incentive Plan.
10.3	*	Form of Share Option Agreement under 2014 Share Incentive Plan.
10.4	*	Form of Restricted Stock Unit Award under the 2014 Share Incentive Plan.
10.5	*	Form of Performance Stock Unit Award under the 2014 Share Incentive Plan.
10.6	*	Employment Agreement dated December 9, 2014 between uniQure, Inc. and Matthew Kapusta.
10.7	*	Amendment to the Employment Agreement between uniQure, Inc. and Matthew Kapusta, dated March 14, 2017.
10.8	*	Consultancy Services Agreement dated September 29, 2016 between Forbion Capital Partners Management Services B.V. and the Board of Directors of the Company.
10.9	†
Patent License Agreement (L-107-2007), effective as of May 2, 2007, by and between the Company and the National Institutes of Health, as amended on December 31, 2009, May 31, 2013 and November 11, 2013 (incorporated by reference to Exhibit 10.1 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.10	†
Patent License Agreement (L-116-2011), effective as of August 10, 2011, by and between the Company and National Institutes of Health, as amended on May 31, 2013 and November 11, 2013 (incorporated by reference to Exhibit 10.2 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.11	†
License Agreement, effective as of March 22, 2007, by and between the Company and Protein Sciences Corporation, as amended on June 13, 2012 (Incorporated by reference to Exhibit 10.3 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission.)
10.12	†
License Agreement, dated February 8, 2008, by and between the Company and Salk Institute for Biological Studies (incorporated by reference to Exhibit 10.8 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.13	†
Exclusive License Agreement, effective as of July 7, 2008, by and between the Company and St. Jude Children's Research Hospital, Inc., as amended on July 12, 2012 (incorporated by reference to Exhibit 10.10 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.14	†
Co-Development and License Agreement, entered into as of April 29, 2013, by and between the Company and Chiesi Farmaceutici S.p.A. (incorporated by reference to Exhibit 10.11 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.15	†
Commercialization Agreement, entered into as of April 29, 2013, by and between the Company and Chiesi Farmaceutici S.p.A. (incorporated by reference to Exhibit 10.12 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.16	†
Development and Manufacturing Agreement, effective as of January 7, 2011, by and between the Company and Institut Pasteur, as amended on January 7, 2011 (incorporated by reference to Exhibit 10.14 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.17	†
License Agreement, effective as of November 30, 2010, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.15 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).

Exhibit No.		Description
10.18	†	Data License Agreement, effective June 12, 2012, by and between the Company and The Regents of the University of California, acting through its Office of Technology management, University of California, San Francisco (incorporated by reference to Exhibit 10.16 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.19
Warrant Agreement, dated as of September 20, 2013, by and among the Company, uniQure Biopharma B.V. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.18 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.20
Subscription Agreement, dated as of April 29, 2013, by and among Chiesi Farmaceutici S.p.A and the Company (incorporated by reference to Exhibit 10.19 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.21
Lease relating to Meibergdreef 45, 57 and 61, dated as of July 1, 2012, by and among Academisch Medisch Centrum and uniQure biopharma B.V. (incorporated by reference to Exhibit 10.26 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.22
Lease relating to 113 Hartwell Avenue, Lexington, Massachusetts, dated as of July 24, 2013, by and between the Company and King113 Hartwell LLC (incorporated by reference to Exhibit 10.28 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.23
Business Acquisition Agreement, dated as of February 16, 2012, by and among Amsterdam Molecular Therapeutics (AMT) Holding N.V., the Company and the other Parties listed therein (incorporated by reference to Exhibit 10.29 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.24
Deed of Assignment of Certain Assets and Liabilities of Amsterdam Molecular Therapeutics (AMT) Holding N.V., dated as of April 5, 2012, by and among Amsterdam Molecular Therapeutics (AMT) Holding B.V., Amsterdam Molecular Therapeutics (AMT) Holding IP B.V. and Amsterdam Molecular Therapeutics (AMT) Holding N.V. (incorporated by reference to Exhibit 10.30 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.25
Agreement for Transfer of Certain Assets and Liabilities of Amsterdam Molecular Therapeutics (AMT) Holding N.V., dated as of February 16, 2012, by and among Amsterdam Molecular Therapeutics (AMT) Holding B.V., Amsterdam Molecular Therapeutics (AMT) Holding IP B.V. and Amsterdam Molecular Therapeutics (AMT) Holding N.V. (incorporated by reference to Exhibit 10.31 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.26	†
Collaboration and License Agreement, dated January 17, 2014, by and between uniQure biopharma B.V. and 4D Molecular Therapeutics, LLC (incorporated by reference to Exhibit 10.32 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.27
Option Agreement, dated January 17, 2014, by and between the Company and Dr. David Kirn (incorporated by reference to Exhibit 10.33 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).
10.28
Option Agreement, dated January 17, 2014, by and between the Company and Dr. David Schaffer (incorporated by reference to Exhibit 10.34 of the Company's registration statement on form F-1(file no. 333-193158) filed with the Securities and Exchange Commission).
10.29
Commitment Letter pursuant to Collaboration Agreement, dated January 17, 2014, by the Company and acknowledged and agreed by 4D Molecular Therapeutics, LLC, Dr. David Schaffer and Dr. David Kirn (incorporated by reference to Exhibit 10.35 of the Company's registration statement on form F-1 (file no. 333-193158) filed with the Securities and Exchange Commission).

Exhibit No.		Description
10.30	*	Second Amended and Restated Loan and Security Agreement, dated as of May 6, 2016 by and among uniQure Biopharma B.V., uniQure, Inc., uniQure IP B.V., the Company's subsidiaries listed therein, and Hercules Technology Growth Capital, Inc.
10.31	†
Collaboration and License Agreement by and between uniQure Biopharma B.V. and Bristol-Myers Squibb Company dated April 6, 2015 (incorporated by reference to Exhibit 4.30 of the Company's annual report on form 20-F (file no. 001-36294) filed with the Securities and Exchange Commission).
10.32	†
Share Subscription Agreement by and between uniQure N.V. and Bristol-Myers Squibb Company dated April 6, 2015 (incorporated by reference to Exhibit 4.31 of the Company's annual report on form 20-F (file no. 001-36294) filed with the Securities and Exchange Commission).
10.33	†
Investor Agreement by and between uniQure Biopharma B.V. and Bristol-Myers Squibb Company dated April 6, 2015 (incorporated by reference to Exhibit 4.32 of the Company's annual report on form 20-F (file no. 001-36294) filed with the Securities and Exchange Commission).
10.34	†
Seventh Collaboration Warrant Agreement dated April 6, 2015 issued to Bristol-Myers Squibb Company (incorporated by reference to Exhibit 4.33 of the Company's annual report on form 20-F (file no. 001-36294) filed with the Securities and Exchange Commission).
10.35	†
Tenth Collaboration Warrant Agreement dated April 6, 2015 issued to Bristol-Myers Squibb Company (incorporated by reference to Exhibit 4.34 of the Company's annual report on form 20-F (file no. 001-36294) filed with the Securities and Exchange Commission).
10.36	*	Lease relating to Paasheuvelweg 25, dated as of March 7, 2016, by and between 52 IFH GmbH & Co. KG and uniQure biopharma B.V.
14.1	*	Code of Ethics.
21.1	*	Subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification
101	*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

*
Filed herewith