Form 10-Q
period 2017-03-31
uniQure N.V.
filed 2017-05-09
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36294

uniQure N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Paasheuvelweg 25a,

1105 BP Amsterdam, The Netherlands
(Address of principal executive offices) (Zip Code)

+31-20-240-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☒

As of May 1, 2017, the registrant had 25,475,894 shares of common shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future event and many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in Part II, Item 1A “Risk Factors,” Part I, Item 2”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1a”Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”) , including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2017, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$120,271	$132,496
Accounts receivable and accrued income	1,233	3,680
Accounts receivable and accrued income from related party	517	5,500
Prepaid expenses	1,129	996
Other current assets	579	1,274
Total current assets	123,729	143,946
Non-current assets
Property, plant and equipment, net	35,241	35,702
Intangible assets, net	8,357	8,324
Goodwill	471	465
Other non-current assets	1,837	1,828
Total non-current assets	45,906	46,319
Total assets	$169,635	$190,265
Current liabilities
Accounts payable	$3,954	$5,524
Accrued expenses and other current liabilities	7,154	9,766
Current portion of long-term debt	2,443	605
Current portion of deferred rent	697	684
Current portion of deferred revenue	6,225	6,142
Total current liabilities	20,473	22,721
Non-current liabilities
Long-term debt, net of current portion	17,920	19,631
Deferred rent, net of current portion	8,090	6,781
Deferred revenue, net of current portion	75,404	75,612
Contingent consideration	1,989	1,838
Other non-current liabilities	32	51
Total non-current liabilities	103,435	103,913
Total liabilities	123,908	126,634
Commitments and contingencies (see note 13)
Shareholders’ equity
Common shares, €0.05 par value: 60,000,000 shares authorized at March 31, 2017, and December 31, 2016, and 25,475,894 and 25,257,420 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively.	1,604	1,593
Additional paid-in-capital	466,688	464,653
Accumulated other comprehensive loss	(6,235)	(6,557)
Accumulated deficit	(416,330)	(396,058)
Total shareholders’ equity	45,727	63,631
Total liabilities and shareholders’ equity	$169,635	$190,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2017	2016
	in thousands, except share and per share amounts
License revenues	$234	$241
License revenues from related party	949	978
Collaboration revenues	1,580	1,426
Collaboration revenues from related party	558	1,650
Total revenues	3,321	4,295
Operating expenses:
Research and development expenses	(16,994)	(16,706)
Selling, general and administrative expenses	(6,358)	(7,298)
Total operating expenses	(23,352)	(24,004)
Other income	316	445
Loss from operations	(19,715)	(19,264)
Interest income	11	22
Interest expense	(504)	(629)
Foreign currency gains, net	(93)	(2,188)
Other non-operating income, net	29	317
Loss before income tax expense	(20,272)	(21,742)
Income tax benefit / (expense)	—	(557)
Net loss	$(20,272)	$(22,299)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments net of tax impact of nil for the three months ended March 31, 2017 (three months ended March 31, 2016: $(0.6) million)	322	4,680
Total comprehensive loss	$(19,950)	$(17,619)

Basic and diluted net loss per common share	$(0.80)	$(0.90)
Weighted average shares used in computing basic and diluted net loss per common share	25,443,609	24,696,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income/(loss)	deficit	equity
	in thousands, except share and per share amounts
Balance at December 31, 2016	25,257,420	$1,593	$464,653	$(6,557)	$(396,058)	$63,631
Loss for the period	—	—	—	—	(20,272)	(20,272)
Other comprehensive income	—	—	—	322	—	322
Exercise of share options	134,974	7	434	—	—	441
Shares distributed during the period	83,500	4	(4)	—	—	—
Share-based compensation expense	—	—	1,605	—	—	1,605
Balance at March 31, 2017	25,475,894	$1,604	$466,688	$(6,235)	$(416,330)	$45,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
	in thousands
Cash flows from operating activities
Net loss	$(20,272)	$(22,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,794	1,480
Share-based compensation expense	1,605	2,648
Change in fair value of derivative financial instruments	105	(244)
Unrealized foreign exchange results	174	2,304
Change in deferred taxes	—	557
Change in lease incentive	1,305	(149)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	8,154	449
Inventories	—	31
Accounts payable	(683)	1,191
Accrued expenses and other liabilities	(2,584)	(276)
Deferred revenue	(1,268)	(1,418)
Net cash used in operating activities	(11,670)	(15,726)
Cash flows from investing activities
Restricted cash	—	(608)
Purchase of property, plant and equipment	(1,969)	(1,867)
Net cash used in investing activities	(1,969)	(2,475)
Cash flows from financing activities
Proceeds from issuance of shares	441	820
Repayment of capital lease obligations	—	(48)
Net cash generated from financing activities	441	772
Currency effect cash and cash equivalents	973	5,483
Net increase / (decrease) in cash and cash equivalents	(12,225)	(11,946)
Cash and cash equivalents at beginning of period	132,496	221,626
Cash and cash equivalents at end of period	$120,271	$209,680
Supplemental cash flow disclosures:
Cash paid for interest	$413	$521
Non-cash adjustments in purchases of intangible assets and property, plant and equipment	$(949)	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1                                         General business information

uniQure N.V. (“uniQure” or the “Company”) was founded in 1998 by scientists at the Academic Medical Center of the University of Amsterdam. The Company is a leader in the field of gene therapy and seeks to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. The Company initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V. (“AMT”). The Company was incorporated in January 2012 to acquire and continue the gene therapy business of AMT. Effective February 10, 2014, in connection with its initial public offering, the Company converted into a public company with limited liability and changed its legal name from uniQure B.V. to uniQure N.V. The Company is registered with the Dutch Trade Register of the Chamber of Commerce (handelsregister van de Kamer van Koophandel en Fabrieken) in Amsterdam, the Netherlands under number 54385229. The Company’s headquarters is in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25a, Amsterdam 1105 BP, the Netherlands, and its telephone number is +31 20 240 6000.

Effective January 1, 2017, the Company ceased to qualify as a foreign private issuer. Since January 1, 2017, the Company files electronically with the Securities and Exchange Commission (“SEC”) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which is referred to as the Exchange Act. Prior to this time, it filed its annual report on Form 20-F and furnished quarterly financial report as an exhibit on Form 6-K.

The Company’s common stock is listed on the NASDAQ Global Market and trades under the symbol “QURE”.

2                                         Summary of significant accounting policies

2.1                               Basis of preparation

The Company prepared these unaudited condensed consolidated financial statements in compliance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements are presented in U.S. dollars, except where otherwise indicated. Transactions denominated in currencies other than U.S. dollars are presented in the transaction currency with the U.S. dollar amount included in parenthesis, converted at the foreign exchange rate as of the transaction date.

2.2                               Unaudited interim financial information

The accompanying interim condensed financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and changes in financial position for the periods presented.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017, or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

2.3                               Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.4                               Accounting policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017.

2.5                               Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2017, compared to the recent accounting pronouncements described in Note 2.3.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which would be expected to materially impact the Company’s unaudited condensed consolidated financial statements.

3                                         Fair value measurement

The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. U.S. GAAP, requires disclosure of methodologies used in determining the reported fair values, and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

•                      Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                      Level 2 - Valuations based on quoted prices for similar assets or liabilities in markets that are not active or models for which the inputs are observable, either directly or indirectly.

•                      Level 3 - Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and are unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis include financial instruments and contingent consideration (note 3, “Fair value measurement”). The carrying amount of cash and cash equivalents, accounts receivable from collaborators, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	in thousands
At December 31, 2016
Assets:
Cash and cash equivalents	$132,496	$—	$—	$132,496
Total assets	132,496	—	—	132,496
Liabilities:
Derivative financial instruments - debt	—	—	11	11	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	51	51	Other non-current liabilities
Contingent consideration	—	—	1,838	1,838
Total liabilities	$—	$—	1,900	$1,900
At March 31, 2017
Assets:
Cash and cash equivalents	$120,271	$—	$—	$120,271
Total assets	120,271	—	—	120,271
Liabilities:
Derivative financial instruments - debt	—	—	2	2	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	32	32	Other non-current liabilities
Contingent consideration	—	—	1,989	1,989
Total liabilities	$—	$—	$2,023	$2,023

Changes in Level 3 items during the three months ended March 31, 2017, and 2016, are as follows:

	Contingent consideration	Derivative financial instruments	Total
	in thousands
Balance at December 31, 2015	$2,926	$837	$3,763
(Gains) / losses recognized in profit or loss	60	(317)	(257)
Currency translation effects	127	30	157
Balance at March 31, 2016	$3,113	$550	$3,663

	Contingent consideration	Derivative financial instruments	Total
	in thousands
Balance at December 31, 2016	$1,838	$62	$1,900
(Gains) / losses recognized in profit or loss	124	(29)	95
Currency translation effects	27	1	28
Balance at March 31, 2017	$1,989	$34	$2,023

Contingent consideration

In connection with the Company’s acquisition of InoCard GmbH in 2014, the Company recorded a contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable are contingent upon realization of the following milestones:

•                  Successful completion of GLP safety and toxicology study;

•                  First patient dosed in a clinical study; and

•                  Full proof-of-concept of the product in human patients after finalization of a phase I/II study.

The valuation of the contingent liability is based on significant inputs not observable in the market such as the probability of success (“POS”) of achieving certain research milestones (estimated as probable for the first two milestones as of the balance sheet date), the time at which the research milestones are expected to be achieved (ranging from 2018 to 2021), as well as the 30% discount rate applied, which represents a Level 3 measurement. Varying, next to the passing of time, the unobservable inputs results in the following fair value changes:

	March 31,	December 31,
	2017	2016
	in thousands
Change in fair value
Moving out of all milestones by 6 months	$(226)	$(209)
Increasing the POS for the first milestone by 20%	398	367
Decreasing the POS for the first milestone by 20%	(398)	(367)
Reducing the discount rate from 30% to 20%	636	638
Increasing the discount rate from 30% to 40%	(305)	(309)

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company (“BMS”) and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The fair value of these derivative financial instruments as of March 31, 2017, was $0.0 million (December 31, 2016: $0.1 million), both of which are described in more details below.

There were no significant changes in (un)observable inputs, nor in the sensitivity of the fair value from (un)observable inputs as at March 31, 2017, compared to December 31, 2016.

BMS collaboration

On April 6, 2015, the Company entered into a number of agreements with BMS (the “BMS Agreements”). Pursuant to the terms of the BMS Agreements the Company granted BMS two warrants:

•                  A warrant allowing BMS to purchase a specific number of uniQure common shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the collaboration agreements) associated with the first six New Targets (as defined in the collaboration agreements); and (ii) the date on which BMS designates the sixth New Target.

•                  A warrant allowing BMS to purchase a specific number of uniQure common shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which uniQure receives from BMS the Target Designation Fees associated with the first nine New Targets; and (ii) the date on which BMS designates the ninth New Target.

Pursuant to the terms of the BMS Agreements the exercise price, in respect of each warrant, is equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

Hercules loan facility

On June 14, 2013, the Company entered into a venture debt loan facility with (the “Original Facility”) with Hercules Technology Growth Capital, Inc. (“Hercules”) pursuant to a Loan and Security Agreement (the “Loan Agreement”) which included a warrant. The warrant was not closely related to the host contract and was accounted for separately as a derivative financial liability measured at fair value though profit or loss. The warrant included in the Original Facility remained in place following the 2014 and 2016 amendments of the loan.

4                                         Collaboration arrangements and concentration of credit risk

The Company generates all of its collaboration and license revenues from its Collaboration and License Agreement with BMS, its Co-Development Agreement for AMT-060 with Chiesi Farmaceutici S.p.A. (“Chiesi”) and its Glybera Commercialization Agreement with Chiesi. The Company agreed to terminate the Glybera Commercialization Agreement. See note 14 for additional information regarding the termination of this agreement.

Since June 2015, BMS has been considered a related party given the significance of its equity investment in the Company (exceeding 5%).

Services to the Company’s two collaboration partners are rendered by the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Three months ended March 31,
	2017	2016
	in thousands
Bristol Myers Squibb	$1,507	$2,628
Chiesi Farmaceutici S.p.A	1,814	1,667
Total	$3,321	$4,295

Amounts owed by these partners in relation to the collaboration are as follows:

	March 31,	December 31,
	2017	2016
	in thousands
Bristol Myers Squibb	$517	$5,500
Chiesi Farmaceutici S.p.A	1,233	3,680
Total	$1,750	$9,180

BMS collaboration

In May 2015, the Company closed a Collaboration and License Agreement with BMS (the “BMS Collaboration Agreement”) that provides exclusive access to the Company’s gene therapy technology platform for multiple targets in cardiovascular (and other) diseases. The collaboration included the Company’s proprietary gene therapy program for congestive heart failure which aims to restore the heart’s ability to synthesize S100A1, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. Beyond cardiovascular diseases, the agreement also included the potential for a target exclusive collaboration in other disease areas. In total, the companies may collaborate on ten targets, including S100A1.

The Company is leading the discovery, non-clinical, analytical and process development effort and is responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform, while BMS leads the clinical development and regulatory activities across all programs and reimburses the Company for all research and development efforts. BMS will be solely responsible for commercialization of all products from the collaboration.

The Company evaluated the BMS Collaboration Agreement and determined that it is a revenue arrangement with multiple elements. The Company’s substantive deliverables under the BMS Collaboration Agreement include an exclusive license to its technology in the field of cardiovascular disease, research and development services for specific targets chosen by BMS and general development of the Company’s proprietary vector technology, participation in the Joint Steering Committee, and clinical and commercial manufacturing. The Company concluded that the BMS Collaboration Agreement consists of three units of accounting, including (i) technology (license and target selections), know-how and manufacturing in the field of gene therapy and development and active contribution to the development through the Joint Steering Committee participations, (ii) provision of employees, goods and services for research activities for specific targets and (iii) clinical and commercial manufacturing. The Company determined that the license does not have stand-alone value to BMS without the Company’s know-how and manufacturing technology through the participation of the Joint Steering Committee and accordingly, they were combined into one unit of accounting.

License revenue — BMS

As of May 21, 2015, the effective date of the BMS Collaboration Agreement, the Company recorded deferred revenue of $60.1 million. On July 31, 2015, BMS selected the second, third and fourth collaboration targets, triggering a $15.0 million target designation payment to the Company. The Company is entitled to $16.5 million in aggregate of target designation payments upon selection of the fifth through tenth collaboration target. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for the first target and up to $217.0 million for the other selected targets if and when achieved. The Company determined that the contingent payments under the BMS Collaboration Agreement relating to research, development and regulatory milestones do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments solely depend on BMS’ performance. Accordingly, any revenue from these contingent payments would be allocated to the first unit of accounting noted above and recognized over the expected performance period.

License revenue is recognized over an expected performance period of 19 years on a straight-line basis commencing on May 21, 2015. The expected performance period is reviewed quarterly and adjusted to account for changes, if any, in the Company´s estimated performance period. The estimated performance period did not change in the three months ended March 31, 2017.

The Company recognized $0.9 million license revenue for the three months ended March 31, 2017, and $1.0 million in the same period 2016.

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

Collaboration revenue — BMS

The Company provides target-specific research and development services to BMS. Collaboration revenue related to these contracted services is recognized when earned.

The Company generated $0.6 million collaboration revenue for the three months ended March 31, 2017, and $1.7 million in the same period 2016.

Manufacturing revenue — BMS

BMS and the Company also entered into a term sheet for the Company to supply gene therapy products during the clinical and commercial phase to BMS. Revenues from product sales will be recognized when earned. To date the Company has not supplied any commercial product to BMS.

Chiesi collaboration

In 2013, the Company entered into two agreements with Chiesi, a family-owned Italian pharmaceutical company, one for the co-development and commercialization of the AMT-060 program (the “Collaboration Agreement”) and one for the commercialization of Glybera (the “Glybera Agreement”, and together with the Collaboration Agreement, the “Chiesi Agreements”). The Company has retained full rights in the United States, Canada and Japan under the Chiesi Agreements. The Company evaluated the Chiesi Agreements and determined that they are a revenue arrangement with multiple elements. The Company’s substantive deliverables under the Chiesi Agreements include an exclusive license to its technology, research and development services, and commercial manufacturing. The Company concluded that the Chiesi Agreements consists of three units of accounting, including (i) co-development and active contribution to the collaboration by providing technology access and know-how in the field of gene therapy, (ii) provision of employees, goods and services for research and development activities and (iii) commercial manufacturing.

License revenue — Chiesi

Upon closing of the Chiesi Agreements on June 30, 2013, the Company received €17.0 million ($22.1 million) in non-refundable up-front payments. The Company determined that the up-front payments received from Chiesi constituted a single unit of accounting. The up-front payments are amortized on a straight-line basis and presented as license revenue over a period from July 2013, through September 2032, the date of expiration of the last intellectual property protection related to the Company’s manufacturing process at such date.

The Company recognized $0.2 million license revenue for the three months ended March 31, 2017, and $0.2 million in the same period 2016.

Collaboration revenue — Chiesi

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

The Company generated $1.6 million collaboration revenue for the three months ended March 31, 2017, and $1.4 million in the same period 2016 from the co-development of AMT-060.

Manufacturing revenue — Chiesi

Pursuant to the Glybera Agreement, the Company to supply Glybera to Chiesi. Revenues from product sales, presented as collaboration revenue, will be recognized when earned. In the three months ended March 31, 2017, the Company recognized no revenue from product sales to Chiesi and nil in the same period 2016.

5                                         Property, plant and equipment

The following table presents the Company’s property, plant and equipment as of March 31, 2017, and December 31, 2016:

	March 31,	December 31,
	2017	2016
	in thousands
Leasehold improvements	$31,286	$30,582
Laboratory equipment	14,817	14,166
Office equipment	2,733	2,710
Construction-in-progress	140	313
Total property, plant, and equipment	48,976	47,771
Less accumulated depreciation	(13,735)	(12,069)
Property, plant and equipment, net	$35,241	$35,702

Total depreciation expense of $1.7 million for the three months ended March 31, 2017, and $1.4 million in the same period 2016 was charged to research and development expense to the extent it relates to the Company’s manufacturing facility and equipment, and the remainder was charged to selling, general and administrative expense.

6                                         Intangible assets

The Company’s intangible assets include acquired licenses and acquired research and development (“acquired R&D”) and are presented in the following table:

	March 31,	December 31,
	2017	2016
	in thousands
Licenses	$7,910	$7,799
Acquired research & development	4,977	4,908
Total intangible assets	12,887	12,707
Less accumulated amortization	(4,530)	(4,383)
Intangible assets, net	$8,357	$8,324

The amortization expense of $0.1 million for the three months ended March 31, 2017, and $0.1 million in the same period 2016 is included in research and development expenses.

7                                         Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2017	2016
	in thousands
Accruals for services provided by vendors-not yet billed	$3,775	$4,150
Personnel related accruals	2,247	4,381
Social security and other taxes	1,102	1,178
Other current liabilities	30	57
Total	$7,154	$9,766

In November 2016, the Company announced a plan to restructure its activities as a result of a company-wide strategic review with the aim of refocusing its pipeline, consolidating its manufacturing capabilities into its Lexington, Massachusetts site, reducing operating costs and enhancing overall execution. Following the announcement of the plan, the Company recognized an accrual for termination benefits contractually agreed with four executives of $1.1 million. In January 2017, the Company entered into termination agreements with certain non-executive employees and recognized related termination costs of $0.5 million for services rendered by these employees during 2017. The change in the accrual of termination benefits (recognized within research and development expenses) for the three months ended March 31, 2017 was:

Accrued termination benefits
in thousands
Balance at December 31, 2016	$1,148
Accrued through profit and loss	241
Payments	(977)
Currency translation effects	6
Balance at March 31, 2017	$418

8                                         Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility increased the total potential commitment from Hercules from $20.0 million to up to $40.0 million, of which $20.0 million was outstanding as of March 31, 2017, and December 31, 2016, and extended the maturity date from June 30, 2018, to May 1, 2020. The Company has not drawn down any additional amounts as of March 31, 2017, following the May 2016 amendment. The interest rate is adjustable and is the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate will initially be 8.25% per annum with a back-end fee of 4.85% and facility fee of 0.75% of the outstanding loan amounts. The interest-only payment period is set at November 2017, but can be extended to May 2018 upon the Company raising a cumulative $30.0 million in up-front corporate payments and/or proceeds from equity financings (“Raisings”), and further extended to November 2018 upon the Company raising a cumulative $50.0 million from the Raisings.

The amortized cost of the 2016 Amended Loan as of March 31, 2017, was $20.4 million and $20.2 million as of December 31, 2016, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan in the three months ended March 31, 2017, was $0.3 million and a gain of $0.9 million in the same period 2016. The fair value of the loan approximates its carrying amount, given the impact of discounting is insignificant as the loan is amortized at a market conforming interest rate.

In the three months ended March 31, 2017, an amount of $0.5 million and $0.6 million in the same period 2016 was recorded as interest expense in relation to the 2016 Amended Facility.

As a covenant in the 2016 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of the outstanding balance of principal due and 50% of worldwide cash reserves. This restriction on the cash reserves only relates to the location of the cash reserves, and such cash reserves can be used at the discretion of the Company. In combination with other convents, the 2016 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc.

9                                         Share-based compensation

The Company recognized share-based compensation expense totaling $1.6 million and $2.6 million during the three months ended March 31, 2017, and 2016, respectively.

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2017	2016
	in thousands
Research and development - employees	$687	$859
Selling, general and administrative - employees	918	1,119
Research and development - non-employees	—	670
Total	$1,605	$2,648

Share-based compensation expense recognized by award type was as follows:

	Three months ended March 31,
	2017	2016
	in thousands
Award type
Share options	$826	$2,384
Restricted share units (“RSUs”)	516	152
Performance share units (“PSUs”)	263	112
Total	$1,605	$2,648

As of March 31, 2017, the unrecognized compensation costs related to unvested awards under the various share-based compensation plans were:

	Unrecognized compensation costs	Weighted-average remaining period for recognition (in years)
	in thousands
Award type
Stock options	$8,324	2.85
Restricted stock units	3,369	2.22
Performance stock units	2,703	2.60
Total	$14,396	2.66

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Market with characteristics similar to the 2014 Plan (classified as “Other Plans”). The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”) and issued options to purchase common shares to the shareholders of 4D in connection with a collaboration and license agreement between the Company and 4D dated as of January 2014 (classified as Other Plans).

2012 Plan

The following table summarizes option activity under the Company’s 2012 Plan for the three months ended March 31, 2017:

	2012 Plan
	Options	Weighted average exercise price

Outstanding at December 31, 2016	483,006	€5.13
Exercised	(134,974)	€3.07
Outstanding, fully vested and exercisable at March 31, 2017	348,032	€5.92

Options exercised during the three months ended March 31, 2017, resulted in total proceeds to the Company of $0.4 million.

2014 Plan

Share options

The following table summarizes option activity under the Company’s 2014 Plan for the three months ended March 31, 2017:

	2014 plan
	Options	Weighted average exercise price

Outstanding at December 31, 2016	1,812,766	$12.47
Granted	508,500	$5.63
Forfeited	(40,371)	$12.76
Expired	(12,952)	$18.30
Outstanding at March 31, 2017	2,267,943	$10.90
Fully vested and exercisable	746,557	$13.01
Outstanding and expected to vest	1,521,386	$9.86

During the three months ended March 31, 2017, the Company granted options to purchase an aggregate of 508,500 common shares with an aggregate weighted average grant date fair value of $1.6 million. This included an option to purchase 175,000 options common shares the Company granted to its Chief Executive Officer and options to purchase an aggregate 69,000 common shares that the Company granted to its non-executive directors, each such option vesting after one year from the date of grant.

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2017	2016
Assumptions
Expected volatility	75%	75%
Expected terms (in years)	10 years	10 years
Risk free interest rate	2.53% - 2.70%	0.16% - 0.54%
Expected dividends	0%	0%

Restricted Share Units (RSUs)

The following table summarizes the RSUs activity for the three months ended March 31, 2017:

	Number of shares	Weighted average grant-date fair value
Undistributed at December 31, 2016	307,063	$9.11
Granted	285,500	$5.95
Distributed	(25,000)	$18.21
Forfeited	(375)	$13.03
Undistributed at March 31, 2017	567,188	$7.12

During the three months ended March 31, 2017, the Company granted an aggregate of 285,500 RSUs with an aggregate weighted average grant date fair value of $1.7 million. The grants include 69,000 RSUs granted to non-executive directors, each such grant to vest after one year, and 175,000 RSUs granted to the Company’s Chief Executive Officer, which vest in equal tranches on February 21, 2018, and February 21, 2019.

During the three months ended March 31, 2017, the Company distributed 25,000 common shares in connection with the settlement of vested RSUs.

Performance Share Units (PSUs)

The following table summarizes the PSUs activity for the three months ended March 31, 2017:

	Number of shares	Weighted average grant-date fair value
Undistributed at December 31, 2016	111,564	$5.76
Distributed	(58,500)	$5.76
Undistributed at March 31, 2017	53,064	$5.76

In January 2017, the Company awarded an aggregate of 423,500 PSUs to members of its senior management, including 162,500 PSUs to its Chief Executive Officer. As awarding these PSUs is discretionary based on the Board’s assessment of 2017 performance, these PSUs are not recorded in the above table.

In September 2016, the Company awarded 61,560 PSUs to its Chief Executive Officer, subject to the successful implementation of the strategic plan. As awarding thee PSUs is discretionary based on the Board’s assessment of the Chief Executive Officer’s 2017 performance, these PSUs are also not recorded in the above table.

Other Plans

The following table summarizes option activity under the Company’s Other Plans for the three months March 31, 2017:

	Other plans
	Options	Weighted average exercise price

Outstanding at December 31, 2016	187,500	$17.93
Granted	150,000	$5.31
Outstanding at March 31, 2017	337,500	$12.32
Fully vested and exercisable	62,500	$27.82
Outstanding and expected to vest	275,000	$8.80

Under Rule 5653(c)(4) of the NASDAQ Global Market, the Company grants share options to certain employees as a material inducement to enter into employment with the Company. During the three months ended March 31, 2017, the Company granted 150,000 options with an aggregate weighted average grant date fair value of $0.5 million. No options were exercised during the three months ended March 31, 2017.

The fair value of the inducement grant options was estimated at the date of grant using the Hull & White option pricing model with the same assumptions as used in determining the fair value of options issued under the 2014 Plan.

10                                  Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on the expected future tax consequences temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities, using current statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

11                                  Basic and diluted earnings per share

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding, assuming conversion of all potentially dilutive common shares. As the Company has incurred a loss, all potentially dilutive common shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

	March 31,	March 31,
	2017	2016
	common shares
BMS warrants	3,587,333	3,442,655
Warrants	37,175	37,175
Stock options under 2012 Plan	348,032	964,155
Stock options under 2014 Plan	2,267,943	1,567,236
Stock options (other)	337,500	1,000,000
RSUs and PSUs	620,252	195,940
Total potential dilutive common shares	7,198,235	7,207,161

12                                  Leases

The Company leases various office space and laboratory space under operating lease agreements, expiring at various dates through 2032. These leases are described in more detail below.

Rent expense for the three months ended March 31, 2017, was $1.0 million and $0.8 million in the same period 2016. Rent expense is calculated on a straight-line basis over the term of the leases, and takes into account $11.8 million of lease incentives received.

Aggregate minimum lease payments for the calendar years ending December 31, 2017, 2018, 2019, 2020 and 2021 and beyond at March 31, 2017 were as follows:

in thousands
2017 (nine months remaining)	$1,746
2018	4,132
2019	3,675
2020	3,729
2021 and beyond	26,400
Total minimum lease payments	$39,682

Lexington, Massachusetts

In July 2013, uniQure entered into a lease for a facility in Lexington, Massachusetts, United States. The term of the lease commenced in November 2013 and was set for 10 years and is non-cancellable. The lease for this facility terminates in 2024, and subject to the provisions of the lease, may be renewed for two subsequent five-year terms. The Company expects to complete the qualification of its approximately 53,000 square feet manufacturing facility in 2017. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $14.0 million. As of March 31, 2017, the Company recorded a total deferred rent of $6.1 million (December 31, 2016: $6.2 million), with a current element of $0.7 million (December 31, 2016: $0.7 million) related to lease incentives received. The lease provides for annual minimum increases in rent, based on a consumer price index.

Paasheuvelweg, Amsterdam

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands, and amended this agreement in June 2016. The Company expects to consolidate its three Amsterdam sites into the new site by the end of May 2017. The lease for this facility terminates in 2032, with an option to extend for further periods of five years. Following the completion of its restructuring by the end of 2017, the Company will seek to sublease parts of the facility. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $24.8 million. The lease contract provides for annual minimum increases in rent, based on a consumer price index.

Meibergdreef, Amsterdam

In April 2015, uniQure entered into a lease with Jan Snel B.V. for a laboratory facility of approximately 9,300 square feet, located at the Meibergdreef in Amsterdam, the Netherlands. The minimum lease period terminates in September 2018. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $0.9 million.

13                                  Other commitments

The Company’s predecessor entity received a technical development loan from the Dutch government in relation to the development of Glybera. The Company is required to repay the grant through a percentage of revenue derived from product sales of Glybera up to December 31, 2019. Any grant balance remaining at this date will be forgiven. The Company decided not to renew its marketing authorization for Glybera in the European Union, which expires on October 25, 2017. The Company does not expect to derive any revenue from Glybera after that time.

14                                  Subsequent event

On April 20, 2017, the Company announced that it will not pursue the renewal of the Glybera® (alipogene tiparvovec) marketing authorization in Europe when it is scheduled to expire on October 25, 2017. The Company will continue to supply product to Chiesi to treat any patients that are approved for treatment prior to October 25, 2017, and will be responsible for terminating the Phase IV post-approval study. According to the termination agreement executed in April 2017, the Company will be required to make installment payments to Chiesi totaling $2.2 million through January 2019. Additionally, the Company may owe up to an additional $1.8 million depending on the number of patients treated with Glybera prior to its withdrawal, if any. Any such payments related to additional patients treated will be payable no earlier than April 1, 2019, in accordance with a schedule to be agreed upon by the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors”, and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or the SEC, on March 15, 2017. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. We have established clinical proof-of-concept in our lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, consistent, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s leading, most versatile, gene therapy manufacturing facilities.

Business Developments

Below is a summary of our significant business developments in the three months ended March 31, 2017:

•                  On January 25, 2017, we appointed Dr. Alexander Kuta as our Senior Vice President of regulatory affairs.

•                  On January 30, 2017, we received breakthrough therapy designation from the Food and Drug Administration (“FDA”) for our AMT-060 program in hemophilia B. The designation was based on results from the ongoing, dose-ranging Phase I/II study that show sustained increases in Factor IX (FIX), reductions in FIX replacement usage and a near cessation of spontaneous bleeding in patients with severe disease at up to 12 months follow-up. During the first quarter of 2017, the Company initiated discussions with the FDA regarding the data from its ongoing Phase I/II study and the design of a potential pivotal study.

•                  On March 3, 2017, our Lexington, Massachusetts gene therapy manufacturing facility was recognized by Frost & Sullivan as a 2017 Manufacturing Leadership Awards winner for outstanding achievement in Engineering & Production Technology Leadership. Our Lexington-based facility is one of the largest, most versatile gene therapy manufacturing facilities in the world. Over the past four years, we have invested more than $25 million in designing, constructing and equipping our 55,000 square foot facility with state-of-the-art laboratories and commercial-scale production capabilities. The facility offers 500-liter capacity with the ability to expand to up to 2,000 liters when needed.

•                  On April 4, 2017, we published data demonstrating widespread transduction in the central nervous system following direct injection of our AAV5 vector in a large animal model. The method of injection used was found to result in a controlled and accurate administration with no adverse events observed in non-human primates. Varying doses of AAV5 achieved predictable transduction of connected areas of the brain. The data demonstrate that AAV5 is an effective vector for the central nervous system and has potential for the treatment of a wide range of neurological pathologies. These data will help guide the clinical development of our gene therapy product candidate AMT-130, which consists of an AAV5 vector carrying an artificial micro-RNA that silences the huntingtin gene for the treatment of Huntington’s disease.

•                  On April 20, 2017, we announced that it will not pursue the renewal of the Glybera® (alipogene tiparvovec) marketing authorization in Europe when it is scheduled to expire on October 25, 2017.

We will continue to supply product to Chiesi to treat any patients that are approved for treatment prior to October 25, 2017, and will be responsible for terminating the Phase IV post-approval study. According to the termination agreement executed in April 2017, we will be required to make installment payments to Chiesi totaling $2.2 million through January 2019.  Additionally, we may owe up to an additional $1.8 million depending on the number of patients treated with Glybera prior to its withdrawal, if any. Any such payments related to additional patients treated will be payable no earlier than April 1, 2019, in accordance with a schedule to be agreed upon by the parties. As a result of the withdrawal of Glybera, we expect to reduce future expenses related to the product by approximately $10 million through 2021.

Financial Operations Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2017	2016
	in thousands
Total revenues	$3,321	$4,295
Research and development expenses	(16,994)	(16,706)
Selling, general and administrative expenses	(6,358)	(7,298)
Net loss	(20,272)	(22,299)

As of March 31, 2017, we had cash and cash equivalents of $120.3 million and $132.5 million as of December 31, 2016. We had a net loss of $20.3 million in the three months ended March 31, 2017, and $22.3 million for the same period in 2016. As of March 31, 2017, and December 31, 2016, we had accumulated deficits of $416.3 million and $396.1 million, respectively. We anticipate that our expenses will increase in the future as we:

•                  Advance our hemophilia B program, in collaboration with Chiesi, towards late-stage clinical development;

•                  Continue non-clinical and preclinical studies that are expected to support an IND filing for the S100A1 gene therapy program for the treatment of congestive heart failure, which is currently being developed with BMS;

•                  Continue IND-enabling studies for our proprietary Huntington’s disease gene therapy program and initiate a proof-of-concept clinical study;

•                  Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS disorders;

•                  Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;

•                  Implement our strategic restructuring, including costs associated with consolidation of our manufacturing capabilities into our Lexington site and the termination or retention of certain employees;

•                  seek marketing approval for any product candidates that successfully complete clinical trials;

•                  acquire or in-license rights to new therapeutic targets or product candidates;

•                  enter into collaboration agreements with third parties to research, develop and/or manufacture potential product candidates;

•                  maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties;

•                  build-out our clinical, medical and regulatory capabilities in the U.S; and

•                  appoint additional executives, including a Chief Financial Officer and Chief Operating Officer.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Restructuring

Following the completion of our strategic review in November 2016, we announced a strategic restructuring plan aimed at refocusing our pipeline, consolidating our manufacturing operations and enhancing overall execution to drive shareholder value. As part of our plan, we intend to eliminate between 50 and 55 positions. In 2016, we accrued $1.1 million related to termination benefits offered to executive employees, expected to be paid in 2017. We also entered into termination agreements with non-executive employees in January 2017, for which the related termination benefits of $0.5 million in the aggregate will be recognized over the relevant remaining service period during 2017. These changes are expected to reduce annual operating expenses by $5.0 to $6.0 million from 2018 onwards.

Following our April 2017 decision not to seek extension of our European marketing authorization for Glybera after its expiration in October 2017, we will eliminate an additional 7 positions required for Glybera’s manufacturing at our Amsterdam site. We expect to incur additional termination costs of $0.3 million in 2017.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the BMS collaboration agreement, share-based payments, contingent consideration, valuation of derivative financial instruments, and research and development expenses. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Results of Operations for the Three Months Ended March 31, 2017

The following table presents a comparison of the three months ended March 31, 2017, and 2016.

	Three months ended March 31,
	2017	2016	2017 vs 2016
	in thousands
Total revenues	$3,321	$4,295	$(974)
Operating expenses:
Research and development expenses	(16,994)	(16,706)	(288)
Selling, general and administrative expenses	(6,358)	(7,298)	940
Total operating expenses	(23,352)	(24,004)	652
Other income	316	445	(129)
Loss from operations	(19,715)	(19,264)	(451)
Other non-operating items, net	(557)	(2,478)	1,921
Loss before income tax benefit / (expense)	(20,272)	(21,742)	1,470
Income tax benefit / (expense)	—	(557)	557
Net loss	$(20,272)	$(22,299)	$2,027

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

Our revenue for the three months ended March 31, 2017, and 2016 was as follows:

	Three months ended March 31,
	2017	2016	2017 vs 2016
	in thousands
License revenue	$1,183	$1,219	$(36)
Collaboration revenue Chiesi	1,580	1,426	154
Collaboration revenue BMS	558	1,650	(1,092)
Total revenues	$3,321	$4,295	$(974)

We expect to continue to recognize $1.0 million in license revenue each quarter from upfront payments and target designation fees received from BMS in the second and third quarters of 2015. We also continue to recognize $0.2 million license revenue each quarter from upfront fees received from Chiesi in 2013.

Collaboration revenue generated from our research activities associated with the S100A1 heart failure program on behalf of BMS during the three months ended March 31, 2017 were $0.6 million, compared to $1.7 million for the same period in 2016. The reduction in the current year period was driven by the timing of various preclinical activities as well as activities related to the production of preclinical material during the prior year period.

Collaboration revenue generated from our co-development of AMT-060 with Chiesi for the three months ended March 31, 2017, were $1.6 million, compared to $1.4 million for the same period in 2016.

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of cost incurred for the development of our target candidates, which include:

•             Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•             Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third party vendors;

•             Costs incurred to conduct consistency and comparability studies;

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

•             AMT-130 (Huntington’s disease). We have incurred costs related to preclinical research for AMT-130;

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions and enrollment of patients in clinical trials. We expect that our research and development expenses will increase significantly as we progress our preclinical and clinical programs, advance the research and development of our other product candidates and transfer manufacturing to our facility in Lexington, Massachusetts. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or estimated costs of, or any cash inflows resulting from, the development of any of our product candidates. This is due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

•                      the scope, rate of progress and expense of our research and development activities;

•                      our ability to successfully manufacture and scale-up production;

•                      clinical trial protocols, speed of enrollment and resulting data;

•                      the effectiveness and safety of our product candidates;

•                      the timing of regulatory approvals; and

•                      our ability to agree to ongoing development budgets with collaborators who share the costs of our development program.

A change in the outcome of any of these variables with respect to our product candidates that we may develop could mean a significant change in the expenses and timing associated with the development of such product candidate.

Research and development expenses for the three months ended March 31, 2017, were $17.0 million, compared to $16.7 million for the same period in 2016.

•                      We incurred $9.0 million in personnel, share-based compensation expenses and consulting cost in the three months ended March 31, 2017, compared to $8.8 million in the three months ended March 31, 2016. The increase in 2017 is driven by one-off expenses we incur related to terminations and retention benefits as well as the addition of personnel throughout 2016;

•                      We incurred $3.9 million in external services and cost related to the development of our product candidates in the three months ended March 31, 2017, compared to $3.9 million for the same period in 2016, as we advanced our efforts to drive hemophilia B towards late-stage clinical development;

•                       We incurred $3.8 million operating expenses and depreciation expenses related to our rented facilities in the three months ended March 31, 2017, compared to $3.0 million for the same period in 2016. The increase in 2017 is driven primarily by the additional costs associated with our new Amsterdam facility, the lease for which commenced in March 2016;

•                      We incurred no share-based compensation expenses related to our collaboration with 4D Molecular Therapeutics in the three months ended March 31, 2017, compared to $0.7 million for the same period in 2016.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consultancy, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors costs, directors’ and officers’ liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Following the initiation of the commercialization of Glybera in September 2015, we incurred selling and marketing costs related to maintaining a patient registry and conducting a post-approval, Phase IV study for Glybera. These costs were recorded as research and development expenses prior to the commercialization.

Selling, general and administrative expenses for the three months ended March 31, 2017, were $6.4 million, compared to $7.3 million for the same period in 2016.

•                      Our expenses related to employees, contractors and consultants in the three months ended March 31, 2017, were $2.2 million compared to $2.4 million for the same period in 2016. The decrease was primarily related to $0.6 million in one-time costs related to the CEO-transition during the prior year period;

•                      We incurred $0.9 million of share-based compensation expenses in the three months ended March 31, 2017, compared to $1.1 million for the same period in 2016. The decrease was related to the reduction in fair value of the equity instruments offered to employees;

•                      We incurred $1.8 million of professional fees in the three months ended March 31, 2017, compared to $1.6 million for the same period in 2016. We regularly incur accounting, audit and legal fees associated with operating as a public company; and

•                      We incurred $0.2 million of costs associated with the Glybera global registry and Phase IV study as selling cost in the three months ended March 31, 2017, compared to $0.9 million for the same period in 2016. The decrease was primarily related to one-time costs to implemented post-approval requirement incurred in the first quarter 2016.

Other non-operating items, net

Our other non-operating items, net, for the three months ended March 31, 2017, and 2016 were as follows:

	Three months ended March 31,
	2017	2016	2017 vs 2016
	in thousands
Interest income	$11	$22	$(11)
Interest expense Hercules long-term debt	(504)	(629)	125
Foreign currency gains / (losses)	(93)	(2,188)	2,095
Other non-operating income / (expense)	29	317	(288)
Total other non-operating income / (expense), net	$(557)	$(2,478)	$1,921

Our interest income consists of interest income earned on our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies. We recognized a net loss of $0.1 million in the three months ended March 31, 2017, compared to a net loss of $2.2 million for the same period in 2016 related to our borrowings from Hercules and our cash and cash equivalents.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense). In the three months ended March 31, 2017, we recognized a gain of $0.0 million compared to a gain of $0.3 million for the same period in 2016.

Financial Position, Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $120.3 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2019. The table below summarizes our consolidated cash flow data for the three months ended March 31, 2017, and 2016.

	Three months ended March 31,
	2017	2016
	in thousands
Cash and cash equivalents at the beginning of the period	$132,496	$221,626
Net cash (used in) / provided by operating activities	(11,670)	(15,726)
Net cash used in investing activities	(1,969)	(2,475)
Net cash generated from financing activities	441	772
Foreign exchange impact	973	5,483
Cash and cash equivalents at the end of the period	$120,271	$209,680

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $20.3 million in the three months ended March 31, 2017, compared to a loss of $22.3 million in the same period 2016. As of March 31, 2017, we had an accumulated deficit of $416.3 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through March 31, 2017, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities and to a much lesser extend upfront, target designation or similar payments from our collaboration partners as well as collaboration revenues.

We expect to continue to incur losses and to generate negative cash flows. We have no firm sources of additional financing other than our collaboration agreements with Chiesi and BMS and additional commitments that may be available under our Hercules loan facility. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements.

We are subject to covenants under our Loan Agreement with Hercules, and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the Hercules loan agreement may limit our ability to obtain debt financing. To the extent, we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financings, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash (used in)/generated by operating activities

Net cash used in operating activities was $11.7 million for the three months ended March 31, 2017, a reduction of $4.0 million compared to the $15.7 million of cash used in the same period in 2016.

The reduction in 2017 is due to a $3.6 million reduction of our net working capital compared to a relatively flat net working capital position during the same period in 2016. In addition, in 2017, we collected $1.1 million in lease incentive payments related to our new Amsterdam facility.

Net cash used in investing activities

In the three months ended March 31, 2017, we used $2.0 million in our investing activities compared to $2.5 million for the same period in 2016.

	Three months ended March 31,
	2017	2016
	in thousands
Build out of Lexington site	$(236)	$(691)
Build out of Amsterdam sites	(1,733)	(1,176)
Restricted cash	—	(608)
Total investments	$(1,969)	$(2,475)

In the three months ended March 31, 2017, we invested $1.7 million in our new facility in Amsterdam and $1.2 million in the same period 2016.

Net cash generated from financing activities

During the three months ended March 31, 2017, we received $0.4 million from the exercise of options to purchase common shares in relation to our share incentive plans, compared to $0.8 million in the same period 2016.

Funding requirements

We believe our cash and cash equivalents as of March 31, 2017, will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements, for at least the next twelve months. Our future capital requirements will depend on many factors, including but not limited to:

•                  the potential to receive future consideration pursuant to our collaboration with BMS, which is largely contingent on achieving certain research, development, regulatory and sales milestones;

•                  our collaboration agreements remaining in effect and our ability to enter into such new arrangements in the future;

•                  the scope, timing, and results and costs of our current and planned clinical trials, including those for hemophilia B and AMT-130 in Huntington’s Disease;

•                  the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates, including those for the treatment of Huntington’s disease and other gene therapy product candidates;

•                  the timing and costs incurred in relation to the withdrawal of our marketing authorization for Glybera;

•                  the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;

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

•                  the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;

•                  the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in December 2017 and will run through May 2020;

•                  the extent to which we acquire or in-license other businesses, products, product candidates or technologies;

•                  the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;

•                  the costs associated with hiring additional senior management and other personnel, particularly in our clinical development, medical affairs and regulatory affairs groups;

•                  the timing, costs, savings and operational implications of the corporate restructuring we are implementing following the recent completion of our strategic review; and

•                  the costs associated with augmenting our corporate infrastructure, including the improvement of our information systems and addition of finance, human resource, legal and compliance personnel.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of March 31, 2017, that are expected to have an impact on liquidity and cash flows in future periods.

	Undefined	Less than 1 year	Between 1 and 2 years	Between 2 and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $4.4 million interest payments)	$—	$4,009	$9,098	$11,292	$—	$24,399
Operating lease obligations	—	2,773	4,016	11,226	21,668	39,683
Contingent consideration (nominal amount)	15,469	—	—	—	—	15,469
Total	$15,469	$6,782	$13,114	$22,518	$21,668	$79,551

Due to uncertainty of the timing of achieving milestones, the contingent consideration of $15.5 million related to our acquisition of InoCard (later renamed uniQure GmbH), is considered to have an undefined contractual maturity. As of March 31, 2017, we expect the milestone obligations will become payable between 2018 and 2021. When due, the obligations can be settled either in cash or in a variable number of our shares. As of March 31, 2017, we recorded this obligation at its fair value of $2.0 million.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a Biologics License Application, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

The Company’s predecessor entity received a technical development loan from the Dutch government in relation to the development of Glybera. The Company needs to repay the grant through a percentage of revenue derived from product sales of Glybera up to December 31, 2019. Any grant balance remaining at this date will be forgiven. We have decided not to renew our marketing authorization for Glybera in the European Union, which expires on October 25, 2017. We do not expect to derive any revenue from Glybera after that time.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a) (40) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of financial risks in the normal course of our business, including market risk (including currency, price and interest rate risk), credit risk and liquidity risk. Our overall risk management program focuses on preservation of capital and the unpredictability of financial markets and has sought to minimize potential adverse effects on our financial performance and position.

Our market risks and exposures to such market risks during the three months ended March 31, 2017, has not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and interim finance officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on such evaluation, our CEO has concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 13, 2016, field with the SEC on March 15, 2017, before deciding to invest in our common shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on March 15, 2017.

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

•                      delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;

•                      delays in receiving regulatory authority to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;

•                      delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;

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

•                      failure of sites or clinical investigators to perform in accordance with good clinical practices (“GCP”) or applicable regulatory guidelines in other countries;

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

•                      be sued; or

•                      experience damage to our reputation.

Because of the nature of the gene therapies we are developing, regulators may also require us to demonstrate long-term gene expression or clinical efficacy, which may require additional or longer clinical trials and which may not be able to be demonstrated to the regulatory authorities’ standards.

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

Fast track product, breakthrough therapy, priority review, or Regenerative Advanced Therapy (“RAT”) designation by the FDA, or access to the PRIME scheme by the EMA, for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek fast track, a breakthrough therapy designation, RAT designation, and priority review designation and PRIME scheme access for our product candidates if supported by the results of clinical trials. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A RAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need.

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME schema, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, as long as the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, which typically adds approximately two months to the timeline for review and decision from the date of submission. RAT designations will accelerate approval but the exact mechanisms have not yet been announced by FDA.

Designation as a fast track product, breakthrough therapy, RAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a fast track product, breakthrough therapy, RAT, PRIME, or priority review product, the agency may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, with regard to fast track products and breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a fast track product, RAT, or a breakthrough therapy or, for priority review products, decide that the time period for FDA review or approval will not be shortened.

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

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates. *

Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. The risk of cancer remains a concern for gene therapy, and we cannot assure that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

As of December 31, 2016, a total of two serious adverse event reports in AMT-060-treated patients occurred in our Phase I/II hemophilia B trial, a transient elevation of liver transaminases and a fever, which were assessed as probably, and possibly related to AMT-060, respectively.

Adverse events in our clinical trials or those conducted by other parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Risks Related to Our Manufacturing

Delays in qualifying our U.S. manufacturing facility for clinical production activities could delay our development and commercialization plans and thereby limit our revenues and growth. *

We have commenced consolidating all manufacturing at our facility in Lexington, Massachusetts, which is currently in the qualification process to enable production of clinical trial material. If qualification is delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our commercialization and development activities and our opportunities for growth. Cost overruns associated with this facility could also require us to raise additional funds from external sources, which may be unavailable on favorable terms or at all.

Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or maintain these approvals our business will be materially harmed. *

Our manufacturing facility in Lexington will be subject to ongoing regulation and periodic inspection by the EMA, FDA and other regulatory bodies to ensure compliance with current Good Manufacturing Practices (“cGMP”). Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

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

We manufacture our clinical and commercial supplies of our product candidates ourselves in our GMP certified facility in Amsterdam. We plan to decommission this facility in the second quarter of 2017 and have begun transferring all manufacturing to our facility in Lexington, Massachusetts, which will involve a complex process of technology transfer. The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with the manufacturing process, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in lot failures, insufficient inventory, product recalls and product liability claims. We may encounter problems in completing our technology transfer or in achieving adequate or clinical-grade materials that meet EMA, FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Risks Related to Regulatory Approval

We cannot predict when or if we will obtain marketing approval to commercialize a product candidate *

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

We believe that all our current product candidates will be viewed as gene therapy products by the applicable regulatory authorities. Gene therapies are relatively new treatments for which regulators do not have extensive experience or standard review and approval processes. The FDA unlike the EMA, does not have an exceptional circumstances approval pathway.

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

Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the EMA or FDA from approving another marketing application for the same drug for the same indication for that time period. The EMA, however, may subsequently approve a similar drug for the same indication during the first product’s market exclusivity if the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

The termination of our Commercialization Agreement with Chiesi and our efforts to withdraw the marketing authorization for Glybera in Europe may expose us to financial and other risks*

On April 20, 2017, we announced that we agreed to terminate our Glybera Agreement with Chiesi and will not seek a marketing authorization renewal for Glybera in Europe. Under the terms of the termination of the Commercialization Agreement, we are obligated to make certain payments to Chiesi and are responsible for bearing all costs associated with certain activities associated with the winding down of the Glybera program. We are also obligated to continue to provide Glybera to Chiesi for the treatment of patients until October 25, 2017. While we believe that the financial obligations under the termination agreement are not material to the Company, the Company may be forced to incur additional costs in connection with the termination and our related obligations. We may also have to devote our resources to the winding down of the Glybera program in the period prior to termination, which may prevent us from applying our resources to other programs.

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

In order to earn all milestone payments and royalties potentially due under our collaboration with BMS, we are dependent on BMS electing to designate and actively pursue target indications covered by the collaboration and our achievement of all development, clinical and regulatory milestones under the collaboration. If BMS designates or actively pursues fewer development targets, utilizes contract research organizations, instead of our organization, to conduct non-clinical and pre-clinical studies, or if we fail to achieve a significant number of the applicable milestones, the total payments we receive under this collaboration may be materially lower than are potentially payable.

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

We have entered into, and expect in the future to enter into, collaborations with other companies and academic research institutions with respect to important elements of our commercial and development programs. For example, we have collaboration agreements with BMS for the development and commercialization of gene therapies for cardiovascular and potentially other diseases and with Chiesi, for the co-development and commercialization of our hemophilia B program in the European Union and certain other countries.

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

•                  collaborators may not pursue development and commercialization of any product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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

We rely upon a combination of in-licensed and owned patents, trade secret protection and confidentiality agreements to protect our intellectual property. Our success depends in a large part on our ability to obtain and maintain this protection in the European Union, the United States and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Successful challenges to our patents may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, increase our operating losses, reduce available resources and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have an adverse effect on the price of our common shares.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may not be able to obtain the required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product or otherwise to cease using the relevant intellectual property. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease or materially modify some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Because we collaborate with various organizations and academic research institutions on the advancement of our gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, materials transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begins only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the European Union, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company’s profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. As a result of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners’ commercial launch of the product in a particular jurisdiction. In addition, we or our collaborators may elect to reduce the price of our products in order to increase the likelihood of obtaining reimbursement approvals. In the event that countries impose prices, which are not sufficient to allow us or our collaborators to generate a profit, we or our collaborators may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third party payers, our ability to market and sell our products would be adversely affected and our business would be harmed.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses to date, expect to incur losses over the next several years and may never achieve or maintain profitability.*

We had a net loss of $20.3 million in the first quarter of 2017, $73.4 million in full year 2016 and $82.1 million in 2015. As of March 31, 2017, we had an accumulated deficit of $416.3 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•                  prepare for a pivotal study for our gene therapy candidate in hemophilia B, in collaboration with Chiesi;

•                  advance the preclinical development and initiate a clinical study for our product candidate in Huntington’s disease;

•                  progress our research programs of additional product candidates targeting liver-directed and CNS disorders;

•                  conduct any additional trials or tests beyond those originally anticipated in order to confirm the safety or efficacy of our product candidates;

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) and our pledge to Hercules of substantially all of our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common shares.

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

Our existing and any future indebtedness could adversely affect our ability to operate our business.*

As of March 31, 2017, we had $20.4 million of outstanding borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from December 2017 through May 2020. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may be required to sublease space in excess of our requirements at our Amsterdam site.*

In March 2016, we entered into a lease for a new approximately 100,000 square feet facility in Amsterdam, and we amended this agreement in June 2016 in order to lease an additional 11,000 square feet. We intend to initiate the consolidation of our current three Amsterdam sites into the new site in the first half of 2017. The lease for this facility terminates in 2032. Following our restructuring announced in November 2016, we do not expect to utilize a significant portion of our new Amsterdam facility. We are contractually required to incur significant costs in relation to areas not utilized by us over the full contractual term. While we will seek to sublease any excess space, we may not be able to do so at commercially attractive terms.

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

Although we maintain employer’s liability insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We have initiated a significant restructuring of our operations that will include a sizable reduction in headcount in our Amsterdam facility and expansion of personnel in our Lexington facility, and as a result, we may encounter challenges managing the associated organizational change.*

In November 2016, we announced plans to restructure and refocus our business, which will result in the elimination of approximately 50 to 55 positions, as well as the transition of certain operations to our Lexington, Massachusetts facility. We will incur expenses related to the reduction in staff as well as the retention of key personnel. We may also experience operational disruptions as we implement our new organizational structure and transfer certain functions to Lexington. This process may distract the attention of management and staff and may cause disruption in our operations.

At the same time, we continue to expand the scope of certain of our operations in the United States, particularly in the areas of clinical operations, medical and regulatory affairs and product development. To manage our operations and new organizational structure, we will be required to implement and improve our managerial, operational and financial systems and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in implementing significant organizational change, we may not be able to effectively manage this process.

Risks Related to Our Common Shares

The price of our common shares has been and may in the future be volatile and fluctuate substantially.*

Our share price has been and may in the future be volatile. From the start of trading of our common shares on the NASDAQ Global Select Market on February 4, 2014 through May 1, 2017, the sale price of our common shares ranged from a high of $36.38 to a low of $4.91. The closing price on May 1, 2017, was $5.46 per common share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common shares may be influenced by many factors, including:

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

•                  the results of our efforts to discover, develop, acquire or in- license additional product candidates or products;

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

An active trading market for our common shares may not be sustained.

Although our common shares are listed on The NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common shares does not continue, it may be difficult for our shareholders to sell their shares without depressing the market price for the shares or sell their shares at all. Any inactive trading market for our common shares may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our directors and named executive officers and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval. *

Our directors and named executive offices and major shareholders more than 5% of our outstanding common shares, in the aggregate, beneficially own approximately 31.5% of our issued shares as at March 31, 2017. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of board directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. Accordingly, shareholders cannot rely on dividend income from our common shares and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common shares less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may remain an emerging growth company for up to five years from our initial public offering. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•                  not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and

•                  not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.

If some investors find our common shares less attractive as a result of our reliance on these exemptions, trading market for our common shares may be less active and our share price may be more volatile.

We ceased to qualify as a foreign private issuer as of January 1, 2017, and therefore must comply with the Exchange Act, which will result in additional legal, accounting and other expenses.

Beginning in January 2017, we must comply with the Exchange Act reporting and other requirements applicable to U.S. domestic filers, which are more detailed and extensive than the requirements for foreign private issuers to which we were previously subject. In addition, we are now required to report our financial results under U.S. GAAP, including our historical financial results, which have previously been prepared in accordance with International Financial Reporting Standards (“IFRS”). We have made changes in our corporate governance practices in accordance with various SEC and NASDAQ rules. The transition to U.S. GAAP reporting has required additional expenditures, and the related regulatory, compliance and insurance costs to us may be significantly higher than the costs we incurred as a foreign private issuer.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our common shares may be materially and adversely affected.

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. If we fail to achieve and maintain effective internal control over financial reporting, we could experience material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from The NASDAQ Global Select Market, regulatory investigations and civil or criminal sanctions. Our reporting and compliance obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We have previously identified material weaknesses in our internal controls, and our remediation efforts in this regard may not be effective.

Risks for U.S. Holders

We qualify as a passive foreign investment company as of December 31, 2016, which may result in adverse U.S. federal income tax consequence to U.S. holders.

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualify as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our common shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. As we are a PFIC for the taxable year 2016, certain adverse U.S. federal income tax consequences, including reporting obligations, could apply to a U.S. holder who held our common shares during 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQURE, N.V.

By:	/s/ Matthew Kapusta
Matthew Kapusta
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Date: May 9, 2017

EXHIBIT INDEX

3.1                               Amended Articles of Association (incorporated by reference to Exhibit 1.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2016 (file no. 0001-36294) filed with the Securities and Exchange Commission).

10.1*                 Patent License Agreement (L 107 2007), effective as of May 2, 2007, by and between the Company and the National Institutes of Health, as amended on December 31, 2009, May 31, 2013 and November 11, 2013 (a redacted version was previously filed as Exhibit 10.1 of the Company’s registration statement on form F-1 (file no. 333 193158) filed with the SEC).

10.2*                 Patent License Agreement (L 116 2011), effective as of August 10, 2011, by and between the Company and National Institutes of Health, as amended on May 31, 2013 and November 11, 2013 (a redacted version was previously filed as Exhibit 10.2 of the Company’s registration statement on form F-1 (file no. 333 193158) filed with the SEC).

10.3*                 Exclusive License Agreement, effective as of July 7, 2008, by and between the Company and St. Jude Children’s Research Hospital, Inc., as amended on July 12, 2012 (a redacted version was previously filed as Exhibit 10.10 of the Company’s registration statement on form F 1 (file no. 333 193158) filed with the SEC).

10.4*                 Co Development and License Agreement, entered into as of April 29, 2013, by and between the Company and Chiesi Farmaceutici S.p.A. (a redacted version was previously filed as Exhibit 10.11 of the Company’s registration statement on form F 1 (file no. 333 193158) filed with the SEC).

31.1*                 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*                 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1*                 Section 1350 Certification (furnished herewith)

101*                    The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*                                         Filed herewith.