Form 10-Q
period 2017-06-30
uniQure N.V.
filed 2017-08-08
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36294

uniQure N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

Paasheuvelweg 25a,

1105 BP Amsterdam, The Netherlands

(Address of principal executive offices) (Zip Code)

+31-20-240-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non accelerated filer (do not check if smaller reporting company)☐ Emerging growth company☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act    Yes ¨ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act.)    Yes ☐ No ☒

As of August 3, 2017, the registrant had 25,629,099 shares of common shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future event and many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward‑looking statements may be found in Part II, Item 1A “Risk Factors,” Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10‑Q.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1a “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”) , including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2017, or in the documents where such forward‑looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and in our Annual Report on Form 10-K for the year ended December 31, 2016, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward‑looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements after completion of the filing of this Quarterly Report on Form 10‑Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward‑looking statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.        Financial Statements

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$104,087	$132,496
Accounts receivable and accrued income	4,190	3,680
Accounts receivable and accrued income from related party	1,627	5,500
Prepaid expenses	889	996
Other current assets	632	1,274
Total current assets	111,425	143,946
Non-current assets
Property, plant and equipment, net	35,410	35,702
Intangible assets, net	8,746	8,324
Goodwill	505	465
Other non-current assets	1,879	1,828
Total non-current assets	46,540	46,319
Total assets	$157,965	$190,265
Current liabilities
Accounts payable	$3,458	$5,524
Accrued expenses and other current liabilities	9,440	9,766
Current portion of long-term debt	4,319	605
Current portion of deferred rent	710	684
Current portion of deferred revenue	5,203	6,142
Total current liabilities	23,130	22,721
Non-current liabilities
Long-term debt, net of current portion	16,153	19,631
Deferred rent, net of current portion	8,494	6,781
Deferred revenue, net of current portion	78,728	75,612
Contingent consideration	2,415	1,838
Other non-current liabilities	1,759	51
Total non-current liabilities	107,549	103,913
Total liabilities	130,679	126,634
Commitments and contingencies (see note 13)
Shareholders' equity
Common shares, €0.05 par value: 60,000,000 shares authorized at June 30, 2017 and December 31, 2016 and 25,620,073 and 25,257,420 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	1,612	1,593
Additional paid-in-capital	469,104	464,653
Accumulated other comprehensive loss	(5,831)	(6,557)
Accumulated deficit	(437,599)	(396,058)
Total shareholders' equity	27,286	63,631
Total liabilities and shareholders' equity	$157,965	$190,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in thousands, except share and per share amounts
License revenues	$(226)	$250	$8	$491
License revenues from related party	987	1,006	1,936	1,984
Collaboration revenues	3,058	1,558	4,638	2,984
Collaboration revenues from related party	1,123	1,637	1,681	3,287
Total revenues	4,942	4,451	8,263	8,746
Operating expenses:
Research and development expenses	(16,866)	(19,221)	(33,860)	(35,927)
Selling, general and administrative expenses	(5,410)	(7,834)	(11,768)	(15,132)
Total operating expenses	(22,276)	(27,055)	(45,628)	(51,059)
Other income	266	475	582	920
Other expense	(2,640)	—	(2,640)	—
Loss from operations	(19,708)	(22,129)	(39,423)	(41,393)
Interest income	12	15	23	37
Interest expense	(502)	(549)	(1,006)	(1,178)
Foreign currency gains / (losses), net	(1,071)	920	(1,164)	(1,268)
Other non-operating income, net	—	330	29	647
Loss before income tax expense	(21,269)	(21,413)	(41,541)	(43,155)
Income tax benefit / (expense)	—	333	—	(224)
Net loss	$(21,269)	$(21,080)	$(41,541)	$(43,379)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments net of tax impact of nil and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and nil and (0.2) million for the six months ended June 30, 2017 and 2016, respectively.	404	(4,101)	726	579
Total comprehensive loss	$(20,865)	$(25,181)	$(40,815)	$(42,800)

Basic and diluted net loss per common share	$(0.83)	(0.84)	(1.63)	(1.74)
Weighted average shares used in computing basic and diluted net loss per common share	25,560,348	25,077,350	25,502,301	24,886,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Common shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income/(loss)	deficit	equity
	in thousands, except share and per share amounts
Balance at December 31, 2016	25,257,420	$1,593	$464,653	$(6,557)	$(396,058)	$63,631
Loss for the period	—	—	—	—	(41,541)	(41,541)
Other comprehensive income	—	—	—	726	—	726
Exercise of share options	279,153	15	924	—	—	939
Shares distributed during the period	83,500	4	(4)	—	—	—
Share-based compensation expense	—	—	3,531	—	—	3,531
Balance at June 30, 2017	25,620,073	$1,612	$469,104	$(5,831)	$(437,599)	$27,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

uniQure N.V.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2017	2016
	in thousands
Cash flows from operating activities
Net loss	$(41,541)	$(43,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairments	4,257	2,989
Share-based compensation expense	3,531	4,097
Change in fair value of derivative financial instruments	397	(393)
Unrealized foreign exchange results	1,168	1,303
Change in deferred taxes	-	224
Change in lease incentive	1,634	(306)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	5,096	(1,307)
Inventories	-	80
Accounts payable	(1,334)	(1,868)
Accrued expenses and other liabilities	(696)	2,982
Deferred revenue	(3,315)	(2,891)
Net cash used in operating activities	(30,803)	(38,469)
Cash flows from investing activities
Restricted cash	-	(617)
Purchase of intangible assets	(578)	-
Purchase of property, plant and equipment	(2,830)	(3,553)
Net cash used in investing activities	(3,408)	(4,170)
Cash flows from financing activities
Proceeds from issuance of shares	939	2,195
Repayment of capital lease obligations	-	(98)
Net cash generated from financing activities	939	2,097
Currency effect cash and cash equivalents	4,863	2,848
Net increase / (decrease) in cash and cash equivalents	(28,409)	(37,694)
Cash and cash equivalents at beginning of period	132,496	221,626
Cash and cash equivalents at the end of period	$104,087	$183,932
Supplemental cash flow disclosures:
Cash paid for interest	$840	$1,118
Non-cash adjustments in purchases of intangible assets and property, plant and equipment	$(1,108)	$2,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1	General business information

uniQure N.V. (“uniQure” or the “Company”) was founded in 1998 by scientists at the Academic Medical Center of the University of Amsterdam. The Company is a leader in the field of gene therapy and seeks to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. The Company initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V. (“AMT”). The Company was incorporated in January 2012 to acquire and continue the gene therapy business of AMT. Effective February 10, 2014, in connection with its initial public offering, the Company converted into a public company with limited liability and changed its legal name from uniQure B.V. to uniQure N.V. The Company is registered with the Dutch Trade Register of the Chamber of Commerce (“handelsregister van de Kamer van Koophandel en Fabrieken”) in Amsterdam, the Netherlands under number 54385229. The Company’s headquarters is in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25a, Amsterdam 1105 BP, the Netherlands, and its telephone number is +31 20 240 6000.

Effective January 1, 2017, the Company ceased to qualify as a foreign private issuer. As a result, as of January 1, 2017, the Company began filing electronically with the Securities and Exchange Commission (the “SEC”) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Prior to this time, the Company filed its annual report on Form 20-F and furnished quarterly financial reports as an exhibit on Form 6-K with the SEC.

The Company’s common stock is listed on the NASDAQ Global Market and trades under the symbol “QURE”.

2Summary of significant accounting policies

2.1Basis of preparation

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

2.2Unaudited interim financial information

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017, or for any other future year or interim period. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

2.3Use of estimates

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2017.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2017, compared to the recent accounting pronouncements described in Note 2.3.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements except the one discussed below:

In May 2017, the FASB issued ASU 2017-09, Compensation-stock compensation (topic 718)- scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the standard is for fiscal years beginning after December 15, 2017, which for the Company is January 1, 2018. Early adoption is permitted. The new standard is to be applied prospectively. The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements.

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

Items measured at fair value on a recurring basis include financial instruments and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable from collaborators, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	in thousands
At December 31, 2016
Assets:
Cash and cash equivalents	$132,496	$—	$—	$132,496
Total assets	132,496	—	—	132,496
Liabilities:
Derivative financial instruments - debt	—	—	11	11	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	51	51	Other non-current liabilities
Contingent consideration	—	—	1,838	1,838
Total liabilities	$—	$—	$1,900	$1,900
At June 30, 2017
Assets:
Cash and cash equivalents	$104,087	$—	$—	$104,087
Total assets	104,087	—	—	104,087
Liabilities:
Derivative financial instruments - debt	—	—	3	3	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	34	34	Other non-current liabilities
Contingent consideration	—	—	2,415	2,415
Total liabilities	$—	$—	$2,452	$2,452

Changes in Level 3 items during the six months ended June 30, 2017, and 2016, are as follows:

		Derivative
	Contingent	financial
	consideration	instruments	Total
	in thousands
Balance at December 31, 2016	$1,838	$62	$1,900
(Gains) / losses recognized in profit or loss	415	(31)	384
Currency translation effects	162	6	168
Balance at June 30, 2017	$2,415	$37	$2,452

		Derivative
	Contingent	financial
	consideration	instruments	Total
	in thousands
Balance at December 31, 2015	$2,926	$837	$3,763
(Gains) / losses recognized in profit or loss	254	(647)	(393)
Currency translation effects	57	18	75
Balance at June 30, 2016	$3,237	$208	$3,445

Contingent consideration

In connection with the Company’s acquisition of InoCard GmbH in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable are contingent upon realization of the following milestones:

•	Successful completion of GLP safety and toxicology study;
•	First patient dosed in a clinical study; and
•	Full proof-of-concept of the product in human patients after finalization of a phase I/II study.

The valuation of the contingent liability is based on significant inputs not observable in the market such as the probability of success (“POS”) of achieving certain research milestones (estimated as probable for the first two milestones as of the balance sheet date), the time at which the research milestones are expected to be achieved (ranging from 2018 to 2021), as well as the discount rate applied, which represents a Level 3 measurement. The POS as well as the discount rate both reflect the probability of achieving a milestone as of a specific date. The Company replaced the risk-adjusted discount rate of 30.0% with the Company’s weighted average rate of capital of 14.5% to reflect the full integration of the acquired business into the Company’s operation. This resulted in a $0.3 million increase of the liability.

Varying, next to the passing of time, the unobservable inputs results in the following fair value changes:

June 30,
2017
in thousands
Change in fair value
Moving out of all milestones by 6 months	$(152)
Increasing the POS for the first milestone by 20%	792
Decreasing the POS for the first milestone by 20%	(792)
Reducing the discount rate from 14.5% to 10%	312
Increasing the discount rate from 14.5% to 20%	(282)

December 31,
2016
in thousands
Change in fair value
Moving out of all milestones by 6 months	$(209)
Increasing the POS for the first milestone by 20%	367
Decreasing the POS for the first milestone by 20%	(367)
Reducing the discount rate from 30% to 20%	638
Increasing the discount rate from 30% to 40%	(309)

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company (“BMS”) and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The fair value of these derivative financial instruments as of June 30, 2017, was $0.0 million (December 31, 2016: $0.1 million), and are described in more detail below.

There were no significant changes in either (un)observable inputs or in the sensitivity of the fair value from (un)observable inputs as of June 30, 2017, compared to December 31, 2016.

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

4            Collaboration arrangements and concentration of credit risk

In the three and six months ended June 30, 2017, the Company generated all of its collaboration and license revenues from its Collaboration and License Agreement with BMS, and its Co-Development Agreement for hemophilia B with Chiesi Farmaceutici S.p.A. (“Chiesi”).

On April 19, 2017, the Company and Chiesi entered into an agreement to terminate the Glybera Commercialization Agreement following the Company’s decision to not seek renewal with the European Medicines Agency of the marketing authorization for Glybera by October 2017 (“Glybera Termination Agreement”). In July 2017, the Company and Chiesi terminated their co-development agreement in respect of the hemophilia B program (“hemophilia B Termination Agreement”). As a result, the Company will hold the global rights to the development of the hemophilia B program and will not be required to provide any future services in relation to the co-development and active contribution to the collaboration by providing technology access in the field of gene therapy to Chiesi.

Since June 2015, BMS has been considered a related party given the significance of its equity investment in the Company (exceeding 5%).

Services to the Company’s two collaboration partners are rendered by the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in thousands
Bristol Myers Squibb	$2,110	$2,643	$3,617	$5,271
Chiesi Farmaceutici S.p.A	2,832	1,808	4,646	3,475
Total	$4,942	$4,451	$8,263	$8,746

Amounts owed by these partners in relation to the collaboration are as follows:

	June 30,	December 31,
	2017	2016
	in thousands
Bristol Myers Squibb	$1,627	$5,500
Chiesi Farmaceutici S.p.A	4,190	3,680
Total	$5,817	$9,180

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

The Company is conducting the discovery, non-clinical, analytical and process development activities and is responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimburses the Company for all its research and development efforts in support of the Collaboration, and will lead the clinical development and regulatory activities across all programs. BMS will also be solely responsible for commercialization of all products from the collaboration.

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

License revenue – BMS

As of May 21, 2015, the effective date of the BMS Collaboration Agreement, the Company recorded deferred revenue of $60.1 million. On July 31, 2015, BMS selected the second, third and fourth collaboration targets, triggering a $15.0 million target designation payment to the Company. The Company is entitled to an aggregate of $16.5 million in target designation payments upon the selection of the fifth through tenth collaboration targets. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for S100A1 and up to $217.0 million for each of the other selected targets, if and when milestones are achieved. The Company determined that the contingent payments under the BMS Collaboration Agreement relating to research, development and regulatory milestones do not constitute substantive milestones and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments solely depend on BMS’ performance. Accordingly, any revenue from these contingent payments would be allocated to the first unit of accounting noted above and recognized over the expected performance period.

License revenue is recognized over an expected performance period of 19 years on a straight-line basis commencing on May 21, 2015. The expected performance period is reviewed quarterly and adjusted to account for changes, if any, in the Company´s estimated performance period. The estimated performance period did not change in the six months ended June 30, 2017.

The Company recognized $1.0 million and $1.9 million of license revenue for the three and six months ended June 30, 2017, respectively, and compared to $1.0 million and $2.0 million during the same periods in 2016.

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

Collaboration revenue – BMS

The Company provides target-specific research and development services to BMS. Collaboration revenue related to these contracted services is recognized when earned.

The Company generated $1.1 million and $1.7 million of collaboration revenue during the three and six months ended June 30, 2017, respectively, compared to $1.6 million and $3.3 million during the same periods in 2016.

Manufacturing revenue – BMS

BMS and the Company also entered into a term sheet for the Company to supply gene therapy products during the clinical and commercial phase to BMS. Revenues from product sales will be recognized when earned. To date the Company has not supplied any commercial product to BMS.

Chiesi collaboration

In 2013, the Company entered into two agreements with Chiesi, a family-owned Italian pharmaceutical company, one for the co-development and commercialization of the hemophilia B program (the “Hemophilia Collaboration Agreement”) and one for the commercialization of Glybera (the “Glybera Agreement”, and together with the Collaboration Agreement, the “Chiesi Agreements”) in Europe and selected territories.

The Company had evaluated the Chiesi Agreements and had determined that they were a revenue arrangement with multiple elements. The Company’s substantive deliverables under the Chiesi Agreements included an exclusive license to its technology, research and development services, and commercial manufacturing. The Company concluded that the Chiesi Agreements consisted of three units of accounting, including (i) co-development and active contribution to the collaboration by providing technology access and know-how in the field of gene therapy, (ii) provision of employees, goods and services for research and development activities and (iii) commercial manufacturing.

In April 2017, the parties agreed to terminate the Glybera Agreement. Accordingly, the Company will not be required to supply Glybera to Chiesi beyond October 2017. The settlement terms require the Company to repay €2.0 million ($2.3 million) in up-front payments received in 2013.

In July 2017, the parties terminated the Hemophilia Collaboration Agreement and the Company reacquired rights associated with its hemophilia B program in Europe and certain other territories (see note 14).

License revenue – Chiesi

Upon the closing of the Chiesi Agreements on June 30, 2013, the Company received €17.0 million ($22.1 million) in non-refundable up-front payments. The Company determined that the up-front payments constituted a single unit of accounting that should be amortized as license revenue on a straight-line basis over the performance period of July 2013 through September 2032.

The Company recognized $(0.2) million and $0.0 million of license revenue during the three and six months ended June 30, 2017, respectively, compared to $0.2 million and $0.5 million during the same periods in 2016. The Company recognized the license revenue for the three and six months ended June 30, 2017, net of a $0.5 million reduction for amounts previously amortized in relation to the $2.3 million up-front payments that the Company will be required to repay in accordance with the Glybera Termination Agreement. The Company also reduced the deferred revenue balance as of June 30, 2017, by $1.8 million for license revenue not yet earned.

Collaboration revenue – Chiesi

Prior to the termination of the Hemophilia Collaboration Agreement, Chiesi reimbursed the Company for 50% of the agreed research and development efforts related to hemophilia B. These reimbursable amounts have been presented as collaboration revenue.

The Company generated $3.1 million and $4.6 million of collaboration revenue from the co-development of hemophilia B during the three and six months ended June 30, 2017, respectively, compared to $1.6 million and $3.0 million during the same periods in 2016.

5            Property, plant and equipment

The following table presents the Company’s property, plant and equipment as of June 30, 2017, and December 31, 2016:

	June 30,	December 31,
	2017	2016
	in thousands
Leasehold improvements	$32,405	$30,582
Laboratory equipment	15,507	14,166
Office equipment	2,870	2,710
Construction-in-progress	376	313
Total property, plant, and equipment	51,158	47,771
Less accumulated depreciation	(15,748)	(12,069)
Property, plant and equipment, net	$35,410	$35,702

Total depreciation expense was $1.7 million and $3.4 million during the three and six months ended June 30, 2017, respectively, compared to $1.3 million and $2.7 million during the same periods in 2016. Depreciation expense is allocated to research and development to the extent it relates to the Company’s manufacturing facility and equipment. All other depreciation expenses are allocated to selling, general and administrative expense.

6            Intangible assets

The Company’s intangible assets include acquired licenses and acquired research and development (“Acquired R&D”) and are presented in the following table:

	June 30,	December 31,
	2017	2016
	in thousands
Licenses	$9,058	$7,799
Acquired research & development	5,330	4,908
Total intangible assets	14,388	12,707
Less accumulated amortization and impairment	(5,642)	(4,383)
Intangible assets, net	$8,746	$8,324

Amortization expense was $0.7 million and $0.8 million for the three and six months ended June 30, 2017, respectively, compared to $0.2 million and $0.3 million during the same periods in 2016. All amortization, with the exception of $0.6 million related to the termination of the Chiesi collaboration, which was presented in other expense in the three and six months ended June 30, 2017, were included in research and development expenses.

7             Accrued expenses and other current liabilities / other non-current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2017	2016
	in thousands
Accruals for services provided by vendors-not yet billed	$3,092	$3,824
Personnel related accruals and liabilities	3,974	5,559
Other current liabilities	2,374	383
Total	$9,440	$9,766

Other current liabilities as at June 30, 2017 include accrued rent for the vacated facilities at the Company’s previous site at the Academische Medisch Centrum Amsterdam (see note 12) as well as the current portion of liabilities related to the Glybera withdrawal (see below).

Restructuring plan

In November 2016, the Company announced a plan to restructure its activities as a result of a company-wide strategic review with the aim of refocusing its pipeline, consolidating its manufacturing capabilities into its Lexington, Massachusetts site, reducing operating costs and enhancing overall execution. In December 2016, the Company accrued $1.1 million of termination benefits associated with the restructuring. At various dates during the six months ended June 30, 2017, the Company entered into termination agreements with additional employees and recognized related termination costs of $0.9 million for services rendered by these employees during 2017. The change in the accrual of termination benefits (recognized within research and development expenses) for the six months ended June 30, 2017 was:

Accrued
termination
benefits
in thousands
Balance at December 31, 2016	$1,148
Accrued through profit and loss	908
Payments	(1,435)
Currency translation effects	48
Balance at June 30, 2017	$669

Other non-current liabilities

As part of the Glybera Termination Agreement, the Company agreed to repay €2.0 million ($2.3 million) of the upfront payment it received upon entering into the initial agreement in 2013. The amounts will be payable in installments through January 2019. As of June 30, 2017, the Company accrued €1.5 million ($1.7 million), of which €0.5 million ($0.6 million) is included within other current liabilities. The Company may owe up to an additional €1.8 million ($2.0 million) depending on the number of patients treated with Glybera prior to its withdrawal. As of June 30, 2017, the Company accrued no costs based on its best estimate of payments it will be required to be made. See also note 14 in relation to the terms of the Chiesi collaboration.

According to the Glybera Termination Agreement the Company will be responsible for terminating the Phase IV post-approval study and accrued $0.9 million (presented as other expenses) in relation to such costs as of June 30, 2017, of which $0.6 million is included within other current liabilities.

8           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility extended the maturity date from June 30, 2018, to May 1, 2020. As at June 30, 2017, and December 31, 2016, $20.0 million were outstanding. The interest rate is adjustable and is the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate will initially be 8.25% per annum with a back-end fee of 4.85% and a facility fee of 0.75% of the outstanding loan amounts. The interest-only payment period expires on November 2017, but can be extended to May 2018 upon the Company raising a cumulative $30.0 million in up-front corporate payments and/or proceeds from equity financings (“Raisings”), and further extended to November 2018 upon the Company raising a cumulative $50.0 million from such Raisings.

The amortized cost of the 2016 Amended Loan, was $20.5 million as of June 30, 2017, compared to $20.2 million as of December 31, 2016, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan in the three and six months ended June 30, 2017, was $1.3 million and $1.6 million, respectively. The Company recognized a foreign currency loss of $0.7 million and a gain of $0.2 million during the same periods in 2016. The fair value of the loan approximates its carrying amount, as the loan is amortized at a market conforming interest rate and the impact of discounting is insignificant.

Interest expense associated with the 2016 Amended Facility during the three and six months ended June 30, 2017, was $0.5 million and $1.0 million, respectively, compared to $0.6 million and $1.2 million, during the same periods in 2016.

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

9             Share-based compensation

The Company recognized share-based compensation expense totaling $1.9 million and $3.5 million during the three and six months ended June 30, 2017, respectively, compared to $1.5 million and $4.1 million during the same periods in 2016.

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in thousands
Research and development - employees	$794	$918	$1,481	$1,777
Selling, general and administrative - employees	1,132	531	2,050	1,650
Research and development - non-employees	—	—	—	670
Total	$1,926	$1,449	$3,531	$4,097

Share-based compensation expense recognized by award type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Award type	in thousands
Share options	$883	$1,306	$1,709	$3,690
Restricted share units ("RSUs")	716	82	1,232	235
Performance share units ("PSUs")	327	61	590	172
Total	$1,926	$1,449	$3,531	$4,097

As of June 30, 2017, the unrecognized compensation costs related to unvested awards under the various share-based compensation plans were:

		Weighted-average
		remaining
	Unrecognized	period for
	compensation	recognition
	costs	(in years)
Award type	in thousands
Share options	$7,520	2.74
Restricted share units	4,169	1.87
Performance share units	2,556	2.39
Total	$14,245	2.42

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Market with characteristics similar to the 2014 Plan (classified as “Other Plans”). The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”) and issued options to purchase common shares to the shareholders of 4D in connection with a collaboration and license agreement between the Company and 4D dated as of January 2014 (classified as “Other Plans”).

2014 Plan

Share options

The following table summarizes option activity under the Company’s 2014 Plan for the six months ended June 30, 2017:

	2014 plan
		Weighted average
	Options	exercise price

Outstanding at December 31, 2016	1,812,766	$12.47
Granted	714,600	$5.59
Forfeited	(118,739)	$9.76
Expired	(55,764)	$15.42
Outstanding at June 30, 2017	2,352,863	$10.45
Fully vested and exercisable	816,586	$12.93
Outstanding and expected to vest	1,536,277	$9.12

During the six months ended June 30, 2017, the Company granted options to purchase an aggregate of 714,600 common shares with a total weighted-average grant date fair value of $2.3 million, including an option to purchase 175,000 common shares granted to the Company’s Chief Executive Officer (vesting equally over four years from the date of grant) and options to purchase an aggregate of 80,000 common shares granted to the Company’s non-executive directors (vesting one year from the date of grant).

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2017	2016	2017	2016
Expected volatility	75%	75%	75%	75%
Expected terms (in years)	10 years	10 years	10 years	10 years
Risk free interest rate	2.43%	1.58% - 1.96%	2.43% - 2.81%	0.16% - 1.96%
Expected dividends	0%	0%	0%	0%

Restricted Share Units (RSUs)

The following table summarizes the RSUs activity for the six months ended June 30, 2017:

	RSU
		Weighted average
		grant-date fair
	Number of shares	value
Undistributed at December 31, 2016	307,063	$9.11
Granted	408,350	$5.83
Distributed	(25,000)	$18.21
Forfeited	(2,275)	$7.98
Undistributed at June 30, 2017	688,138	$6.84

During the six months ended June 30, 2017, the Company granted an aggregate of 408,350 RSUs with a total weighted-average grant date fair value of $2.4 million, including 175,000 RSUs granted to the Company’s Chief Executive Officer (vesting equally over two years from the date of grant) and a total of 80,000 RSUs granted to non-executive directors (vesting one year from the date of grant).

During the six months ended June 30, 2017, the Company distributed 25,000 common shares in connection with the vesting of RSUs.

Performance Share Units (PSUs)

The following table summarizes the PSUs activity for the six months ended June 30, 2017:

	PSU
		Weighted average
		grant-date fair
	Number of shares	value
Undistributed at December 31, 2016	111,564	$5.76
Retired	(12,000)	$5.76
Granted	13,000	$4.99
Distributed	(58,500)	$5.76
Undistributed at June 30, 2017	54,064	$5.57

During the six months ended June 30, 2017, the Company awarded an aggregate of 426,250 PSUs to members of its senior management, including 162,500 PSUs to its Chief Executive Officer. As the earning of these PSUs is discretionary based on the Board’s assessment of the performance through 2017, these PSUs are not included in the above table.

In September 2016, the Company awarded 61,560 PSUs to its Chief Executive Officer, subject to the successful implementation of the strategic plan. As the earning of these PSUs is discretionary based on the Board’s assessment of the Chief Executive Officer’s performance through 2017, these PSUs are also not included in the above table.

Other Plans

The following table summarizes option activity under the Company’s Other Plans for the six months ended June 30, 2017:

	Other plans
		Weighted average
	Options	exercise price

Outstanding at December 31, 2016	187,500	$17.93
Granted	150,000	$5.31
Expired	(62,500)	$27.82
Outstanding at June 30, 2017	275,000	$8.80
Fully vested and exercisable	31,250	$12.98
Outstanding and expected to vest	243,750	$8.26

Under Rule 5653(c)(4) of the NASDAQ Global Market, the Company grants share options and RSUs to certain employees as a material inducement to enter into employment with the Company. During the six months ended June 30, 2017, the Company granted 150,000 options with a weighted-average grant date fair value of $0.5 million and 175,000 RSUs with a grant date fair value of $1.0 million. No inducement grant options were exercised during the six months ended June 30, 2017.

The fair value of the inducement grant options was estimated at the date of grant using the Hull & White option pricing model with the same assumptions as used in determining the fair value of options issued under the 2014 Plan.

2012 Plan

The following table summarizes option activity under the Company’s 2012 Plan for the six months ended June 30, 2017:

	2012 plan
		Weighted average
	Options	exercise price

Outstanding at December 31, 2016	483,006	€5.13
Exercised	(286,304)	€3.07
Outstanding, fully vested and exercisable at June 30, 2017	196,702	€8.12

Options exercised under the 2012 plan during the six months ended June 30, 2017, resulted in total proceeds to the Company of $0.9 million.

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

The potentially dilutive common shares are summarized below:

	June 30,	June 30,
	2017	2016
	common shares
BMS warrants	5,282,647	3,442,655
Warrants	37,175	37,175
Stock options under 2012 Plan	196,702	687,808
Stock options under 2014 Plan	2,352,863	1,749,760
Stock options (other)	275,000	1,125,000
RSUs and PSUs	742,202	235,638
Total potential dilutive common shares	8,886,589	7,278,036

12          Leases

The Company leases various office space and laboratory space under operating lease agreements, expiring at various dates through 2032. These leases are described in more detail below.

Aggregate rent expense for the three and six months ended June 30, 2017, respectively, was $1.1 million and $2.1 million compared to $1.1 million and $1.9 million in the same period during 2016, respectively. Rent expense is calculated on a straight-line basis over the term of the leases and takes into account $11.8 million of lease incentives received.

As of June 30, 2017, aggregate minimum lease payments for the calendar years ending December 31, 2017, 2018, 2019, 2020 and 2021 and beyond were as follows:

in thousands
2017 (six months remaining)	$907
2018	3,748
2019	3,801
2020	3,854
2021 and beyond	27,781
Total minimum lease payments	$40,091

Lexington, Massachusetts

In July 2013, uniQure entered into a lease for a facility in Lexington, Massachusetts, United States. The term of the lease commenced in November 2013 and was set for 10 years and is non-cancellable. The lease for this facility terminates in 2024, and subject to the provisions of the lease, may be renewed for two subsequent five-year terms. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $13.5 million. As of June 30, 2017, the Company recorded deferred rent related to lease incentives received of $5.9 million (December 31, 2016: $6.2 million), with a current element of $0.7 million (December 31, 2016: $0.7 million). The lease provides for annual minimum increases in rent, based on a consumer price index.

Paasheuvelweg, Amsterdam

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands, and amended this agreement in June 2016. The Company consolidated its three Amsterdam sites into the new site at the end of May 2017. The lease for this facility terminates in 2032, with an option to extend in increments of five year periods. As a result of a downsizing of personnel in Amsterdam, the Company will seek to sublease parts of the facility. The future aggregate minimum lease payments under the non-cancellable term of the lease amount to $26.6 million. The lease contract provides for annual minimum increases in rent, based on a consumer price index.

Meibergdreef, Amsterdam

In April 2015, uniQure entered into a lease with Jan Snel B.V. for a laboratory facility of approximately 9,300 square feet, located at the Meibergdreef in Amsterdam, the Netherlands. The minimum lease period terminates September 2018. The facility is expected to be demolished in August 2017. Accordingly, the Company accrued (recognized within other expenses) the cost to exit the lease of $0.8 million in May 2017, when it ceased using the facility.

13          Other commitments

The Company’s predecessor entity received a technical development loan from the Dutch government in relation to the development of Glybera. The Company is required to repay the grant through a percentage of revenue derived from product sales of Glybera up to December 31, 2019. Any grant balance remaining at this date will be forgiven. The Company decided not to renew its marketing authorization for Glybera in the European Union, which expires in October 2017. The Company does not expect to derive any revenue from Glybera.

14          Subsequent event

Chiesi collaboration

On July 26, 2017, the Company and Chiesi terminated their Co-Development Agreement for hemophilia B. uniQure will be responsible for all future development costs related to its hemophilia B program that would have otherwise been shared with Chiesi. The Company expects to receive approximately $2.3 million from Chiesi in August 2017 to settle all outstanding and future amounts. The Company expects to record $13.6 million other income during the three months ended September 30, 2017, related to the full release of the outstanding deferred revenue.

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

Business Developments

Below is a summary of our significant business developments during the six months ended June 30, 2017:

Hemophilia B program

On January 30, 2017, we received breakthrough therapy designation from the Food and Drug Administration (“FDA”) for our AMT-060 program in hemophilia B. The designation was based on results from the ongoing, dose-ranging Phase I/II study that showed sustained increases in Factor IX (“FIX”), reductions in FIX replacement usage and a near cessation of spontaneous bleeding in patients with severe disease at up to 12 months follow-up. On April 25, 2017, we received Priority Medicines (“PRIME”) designation by the European Medicines Agency.

On July 26, 2017, we entered into an agreement with Chiesi to reacquire the rights to co-develop and commercialize hemophilia B gene therapy in Europe and other selected territories and to terminate our co-development and license agreement. We will be responsible for all future development costs related to the hemophilia B program, including approximately $3.0 million of expenses in the second half of 2017 that would have otherwise been shared with Chiesi.

We have recently made significant progress in preparing for late-stage clinical studies in hemophilia B, including the initiation of commercial-scale, GMP batches at our Lexington manufacturing facility. On March 3, 2017, the Lexington facility was recognized by Frost & Sullivan as a 2017 Manufacturing Leadership Awards winner for outstanding achievement in Engineering & Production Technology Leadership.

We anticipate meeting with U.S. and European regulators in the second half of the year to discuss our plans for a pivotal study.

Huntington program (AMT-130)

On April 26, 2017, we presented new preclinical data at the 12th Annual CHDI Huntington’s Disease Therapeutics Conference in Malta. Data from the study demonstrate widespread and effective AAV5 vector distribution and extensive silencing of the human mutant huntingtin gene (“HTT”) in mini pigs, among the largest Huntington’s disease animal models available for testing. The proof-of-concept study was performed by us in collaboration with Prof. Jan Motlik, Director of the Institute of Animal Physiology and Genetics in the Czech Republic and Ralf Reilmann, Founding Director of the George Huntington Institute in Germany.

The study demonstrated that a single administration of AAV5-miHTT resulted in significant reductions in HTT mRNA in all regions of the brain transduced by AMT-130, as well as in the cortex. Consistent with the reduction in HTT mRNA, a clear dose-dependent reduction in mutant huntingtin protein levels in the brain was observed, with similar trends in the cerebral spinal fluid.

Glybera program

On April 20, 2017, we announced that we will not pursue the renewal of the Glybera (“alipogene tiparvovec”) marketing authorization in Europe when it is scheduled to expire on October 25, 2017. We will continue to supply product to Chiesi to treat any patients that are approved for treatment prior to October 25, 2017, and will be responsible for terminating the Phase IV post-approval study. We accrued $0.9 million related to contract termination cost as at June 30, 2017.

AAV 5 technology platform

On April 4, 2017, we published data demonstrating widespread transduction in the central nervous system following direct injection of our AAV5 vector in a large animal model. The method of injection used was found to result in a controlled and accurate administration with no adverse events observed in non-human primates. Varying doses of AAV5 achieved predictable transduction of connected areas of the brain. The data demonstrate that AAV5 is an effective vector for the central nervous system and has potential for the treatment of a wide range of neurological pathologies. This data will help guide the clinical development of our gene therapy product candidate AMT-130, which consists of an AAV5 vector carrying an artificial micro-RNA that silences the huntingtin gene for the treatment of Huntington's disease.

On May 12, 2017, we presented at the American Society of Gene & Cell Therapy’s (“ASGCT”) Annual Meeting in Washington, D.C., new preclinical data demonstrating successful and effective transduction of AAV5 in non-human primates with pre-existing anti-AAV5 neutralizing antibodies (“NABs”). At all observed levels, pre-existing neutralizing antibodies for AAV5 did not have a negative impact on the transduction effectiveness of the AAV5 vector.

This data suggests that patients with pre-existing anti-AAV5 NABs may be able to be successfully treated with AAV5 gene therapies, such as our product candidates in hemophilia B and in Huntington's disease. This development has the potential to significantly expand the applicability of AAV5 gene therapies to nearly all patients, regardless of pre-existing antibodies. In addition, AAV5 also appears to have a more favorable immunogenicity profile, with no immune responses detected across two clinical studies involving intravenous administration to 18 patients. We believe these factors make AAV5 a highly differentiated, best-in-class vector with the potential to more effectively and safely deliver gene therapies to a greater group of patients in need of treatment.

Corporate developments

On January 25, 2017, we appointed Dr. Alexander Kuta as our Senior Vice President of regulatory affairs.

On June 6, 2017, we appointed Steven Zelenkofske as our Chief Medical Officer.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in thousands
Total revenues	$4,942	$4,451	$8,263	$8,746
Research and development expenses	(16,866)	(19,221)	(33,860)	(35,927)
Selling, general and administrative expenses	(5,410)	(7,834)	(11,768)	(15,132)
Net loss	(21,269)	(21,080)	(41,541)	(43,379)

As of June 30, 2017, and December 31, 2016, we had cash and cash equivalents of $104.1 million and $132.5 million, respectively. We had a net loss of $21.3 million and $41.5 million during the three and six months ended June 30, 2017, respectively, compared to $21.1 million and $43.4 million during the same periods in 2016. As of June 30, 2017, and December 31, 2016, we had accumulated deficits of $437.6 million and $396.1 million, respectively. We anticipate that our loss from operations will increase in the future as we:

•

Advance our hemophilia B program towards late-stage clinical development. In July 2017, the Company and Chiesi terminated their Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by the Company (previously, Chiesi was responsible for 50% of such costs);

•	Continue Investigational New Drug Application (“IND”) enabling studies for our proprietary Huntington’s disease gene therapy program and initiate a proof-of-concept clinical study;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and a central nervous system (“CNS”) disorders;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates;
•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties;
•	Build-out our clinical, medical and regulatory capabilities in the U.S; and
•	Appoint additional executives, including our Chief Medical Officer, who was appointed in June 2017 and Chief Operating Officer, who was appointed in August 2017.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Restructuring

Following the completion of our strategic review in November 2016, we announced a strategic restructuring plan aimed at refocusing our pipeline, consolidating our manufacturing operations and enhancing overall execution to drive shareholder value. As part of our plan, we intend to eliminate between 50 and 55 net positions. In 2016, we accrued $1.1 million related to termination benefits offered to executive employees. We also entered into termination agreements with non-executive employees in January 2017, for which we recognize the aggregated termination benefits of $0.5 million over the relevant remaining service period during 2017. These changes are expected to reduce annual operating expenses by $5.0 to $6.0 million from 2018 onwards.

Following our April 2017 decision not to seek extension of our European marketing authorization for Glybera after its expiration in October 2017, we will eliminate an additional seven positions required for Glybera’s manufacturing at our Amsterdam site. We expect to incur additional termination costs of $0.3 million in 2017.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the “SEC” our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the BMS collaboration agreement, share-based payments, contingent consideration, valuation of derivative financial instruments, and research and development expenses. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Revenues

We recognize collaboration revenues associated with development activities that are reimbursable by Chiesi (up to the July 2017 termination of the collaboration) and BMS under our respective collaboration agreements.

We recognize license revenues associated with the amortization of the non-refundable upfront payment, target designation fees and research and development milestone payments we received or might receive from BMS. The timing of these cash payments may differ from the recognition of revenue, as revenue is deferred and recognized over the duration of the performance period. We recognize other revenue, such as sales milestone payments or service fees, as earned when realizable.

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of cost incurred for the development of our target candidates, which include:

•	Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•

Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;

•	Costs incurred to conduct consistency and comparability studies;
•	Costs incurred for the start-up and validation of our Lexington facility;
•	Costs incurred for the development and improvement of our manufacturing processes and methods;
•	Costs associated with our research activities for our next-generation vector and promoter platform;
•	Costs incurred, including share-based compensation expense, under our collaboration and license agreement with 4D Molecular Therapeutics;
•	Changes in the fair value of the contingent consideration related to our acquisition of InoCard;

•	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	Amortization of intangible assets.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

•

AMT-060 (“hemophilia B”). We initiated a Phase I/II clinical trial of AMT-060 for the treatment of hemophilia B in the first quarter of 2015 and have been preparing for late-stage development. In July 2017, the Company and Chiesi terminated their Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by the Company (previously, Chiesi was responsible for 50% of such costs);

•	AMT-130 (“Huntington’s disease”). We have incurred costs related to preclinical research for AMT-130;
•

S100A1 (“congestive heart failure”). In the third quarter of 2014, we started to incur costs related to the preclinical development of product candidates targeting the S100A1 gene. Since May 2015, all costs related to the program are reimbursed by BMS under the collaboration agreement;

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

•	AMT-110 (“Sanfilippo B”). We incurred costs related to the development and manufacture of clinical supplies of AMT-110 for the Phase I/II clinical trial. We suspended this program in late 2016;

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing or cost of the development of any of our product candidates involves considerable judgement due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	our ability to successfully manufacture and scale-up production;
•	clinical trial protocols, speed of enrollment and resulting data;
•	the effectiveness and safety of our product candidates;
•	the timing of regulatory approvals; and
•	our ability to agree to ongoing development budgets with collaborators who share the costs of our development programs.

A change in the outcome of any of these variables with respect to our product candidates that we may develop could mean a significant change in the expenses and timing associated with the development of such product candidate.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consultancy, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Following the initiation of the commercialization of Glybera in September 2015, we incurred selling and marketing costs related to maintaining a patient registry and conducting a post-approval, Phase IV study for Glybera up to April 2017, when we decided to cease commercializing Glybera.

Other expense

Our other expense principally consists of expenses incurred in relation to terminating the marketing of our Glybera program in 2017, as well as costs associated with the exit from our previous Amsterdam facilities.

Results of Operations

Comparison of the three months ended June 30, 2017, and 2016

The following table presents a comparison of the three months ended June 30, 2017, and 2016.

	Three months ended June 30,
	2017	2016	2017 vs 2016
	in thousands
Total revenues	$4,942	$4,451	$491
Operating expenses:
Research and development expenses	(16,866)	(19,221)	2,355
Selling, general and administrative expenses	(5,410)	(7,834)	2,424
Total operating expenses	(22,276)	(27,055)	4,779
Other income	266	475	(209)
Other expense	(2,640)	—	(2,640)
Loss from operations	(19,708)	(22,129)	2,421
Other non-operating items, net	(1,561)	716	(2,277)
Loss before income tax benefit / (expense)	(21,269)	(21,413)	144
Income tax benefit / (expense)	—	333	(333)
Net loss	$(21,269)	$(21,080)	$(189)

Revenue

Our revenue for the three months ended June 30, 2017, and 2016 was as follows:

	Three months ended June 30,
	2017	2016	2017 vs 2016
	in thousands
License revenue	$761	$1,256	$(495)
Collaboration revenue Chiesi	3,058	1,558	1,500
Collaboration revenue BMS	1,123	1,637	(514)
Total revenues	$4,942	$4,451	$491

We expect to continue to recognize $1.0 million in license revenue each quarter from upfront payments and target designation fees received from BMS in the second and third quarters of 2015. In association with the upfront fees received from Chiesi in 2013. We recognized ($0.2) million license revenue during the three months ended June 30, 2017, compared to $0.3 million during the same period in 2016. We recognized our license revenue for the three months ended June 30, 2017, net of a $0.5 million reduction for amounts previously amortized in relation to the $2.3 million up-front payments that we will be required to repay in accordance with the Glybera Termination Agreement.

Collaboration revenue generated from research activities associated with our BMS-partnered S100A1 heart failure program during the three months ended June 30, 2017 was $1.1 million compared to $1.6 million for the same period in 2016. The reduction in the current year period was driven by the timing of various preclinical activities as well as activities related to the production of preclinical material during the same period in 2016.

Collaboration revenue generated from our co-development of hemophila B with Chiesi for the three months ended June 30, 2017, was $3.1 million compared to $1.6 million for the same period in 2016.

Research and development expenses

Research and development expenses for the three months ended June 30, 2017, were $16.9 million compared to $19.2 million for the same period in 2016.

•

We incurred $9.4 million in personnel, share-based compensation expenses and consulting cost in the three months ended June 30, 2017, compared to $10.0 million during the three months ended June 30, 2016. The decrease was a combination of $0.6 million one-off expenses related to termination benefits and cost reductions resulting from our restructuring initiated in November 2016;

•

We incurred $3.2 million in external services and cost related to the development of our product candidates in the three months ended June 30, 2017, compared to $5.3 million for the same period in 2016, as we incurred lower costs in relation to the manufacturing of drug substance to supply our programs;

•

We incurred $3.9 million operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2017, compared to $3.7 million for the same period in 2016. The increase in 2017 is driven primarily by the additional costs associated with the refurbishment of our new Amsterdam facility, which commenced in March 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2017, were $5.4 million compared to $7.8 million for the same period in 2016.

•

Our expenses related to employees, contractors and consultants in the three months ended June 30, 2017, were $2.0 million compared to $2.2 million for the same period in 2016. The decrease was primarily driven by $0.2 million in one-time costs related to the CEO-transition that took place in the same period in 2016;

•

We incurred $1.1 million of share-based compensation expenses in the three months ended June 30, 2017, compared to $0.5 million for the same period in 2016. The increase was related to equity instruments offered to employees during the last twelve months;

•

We incurred $1.0 million of professional fees in the three months ended June 30, 2017, compared to $1.3 million for the same period in 2016. We regularly incur accounting, audit and legal fees associated with operating as a public company, including the cost of our conversion from IFRS to U.S. GAAP which we initiated during the second quarter 2016;

•

We incurred legal and settlement costs of $1.9 million in connection with our arbitration proceeding with Extera during the three months ended June 30, 2016. No such costs were incurred during the three months ended June 30, 2017; and

•

We incurred $0.1 million of costs associated with the Glybera global registry and Phase IV study during the three months ended June 30, 2017, compared to $0.9 million during the same period in 2016. These costs were presented as selling, general and administrative costs prior to May 2017, after which time they are presented as other expense.

Other items, net

We recognized $0.3 million income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2017, compared to $0.5 million for the same period in 2016.

We recognized other expense of $1.7 million related to contractual commitments in relation to terminating the marketing of our Glybera program, as well as our collaborations with Chiesi in the three months ended June 30, 2017. We did not recognize any such expenses in the same period in 2016.

In the three months ended June 30, 2017, we accrued $0.9 million as a result of the contract termination related to vacated facilities at our Amsterdam site. We did not recognize any such expenses in the same period in 2016.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense).

Our other non-operating items, net, for the three months ended June 30, 2017, and 2016 were as follows:

	Three months ended June 30,
	2017	2016	2017 vs 2016
	in thousands
Interest income	$12	$15	$(3)
Interest expense Hercules long-term debt	(502)	(549)	47
Foreign currency gains / (losses)	(1,071)	920	(1,991)
Other non-operating income	—	330	(330)
Total other non-operating income / (expense), net	$(1,561)	$716	$(2,277)

We recognized a net foreign currency loss related to our borrowings from Hercules and our cash and cash equivalents of $1.1 million during the three months ended June 30, 2017, compared to a net gain of $0.9 million during the same period in 2016 .

In the three months ended June 30, 2017, we recognized no result related to fair value changes of warrants compared to a gain of $0.3 million for the same period in 2016.

Comparison of the six months ended June 30, 2017, and 2016

The following table presents a comparison of the six months ended June 30, 2017, and 2016.

	Six months ended June 30,
	2017	2016	2017 vs 2016
	in thousands
Total revenues	$8,263	$8,746	$(483)
Operating expenses:
Research and development expenses	(33,860)	(35,927)	2,067
Selling, general and administrative expenses	(11,768)	(15,132)	3,364
Total operating expenses	(45,628)	(51,059)	5,431
Other income	582	920	(338)
Other expense	(2,640)	—	(2,640)
Loss from operations	(39,423)	(41,393)	1,970
Other non-operating items, net	(2,118)	(1,762)	(356)
Loss before income tax benefit / (expense)	(41,541)	(43,155)	1,614
Income tax benefit / (expense)	—	(224)	224
Net loss	$(41,541)	$(43,379)	$1,838

Revenue

Our revenue for the six months ended June 30, 2017, and 2016 was as follows:

	Six months ended June 30,
	2017	2016	2017 vs 2016
	in thousands
License revenue	$1,944	$2,475	$(531)
Collaboration revenue Chiesi	4,638	2,984	1,654
Collaboration revenue BMS	1,681	3,287	(1,606)
Total revenues	$8,263	$8,746	$(483)

In association with the upfront payments and target designation fees received from BMS in the second and third quarters of 2015, we recognized $1.9 million in license revenue during the six months ended June 30, 2017, and 2016. In association with the upfront fees received from Chiesi in 2013, we recognized $0.0 million license revenue during the six months ended June 30, 2017, compared to $0.5 million during the same period in 2016. We recognized our license revenue for the six months ended June 30, 2017, net of a $0.5 million reduction for amounts previously amortized in relation to the $2.3 million up-front payments that we will be required to repay in accordance with the termination of the Glybera Termination Agreement.

Collaboration revenue generated from research activities associated with our BMS-partnered S100A1 heart failure program during the six months ended June 30, 2017, was $1.7 million, compared to $3.3 million for the same period in 2016. The reduction in the current year period was driven by the timing of various preclinical activities as well as activities related to the production of preclinical material during the same period in 2016.

Collaboration revenue generated from our co-development of hemophila B with Chiesi for the six months ended June 30, 2017, was $4.6 million, compared to $3.0 million for the same period in 2016.

Research and development expenses

Research and development expenses for the six months ended June 30, 2017, were $33.9 million compared to $35.9 million for the same period in 2016.

•

We incurred $18.4 million in personnel, share-based compensation expenses and consulting cost in the six months ended June 30, 2017, compared to $18.8 million during the six months ended June 30, 2016. The decrease was a combination of $0.9 million one-off expenses related to termination benefits and cost reductions resulting from our restructuring initiated in November 2016;

•

We incurred $7.1 million in external services and cost related to the development of our product candidates in the six months ended June 30, 2017, compared to $9.2 million for the same period in 2016, as we incurred lower costs in relation to the manufacturing of drug substance to supply our programs;

•

We incurred $7.7 million operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2017, compared to $6.7 million for the same period in 2016. The increase in 2017 is driven primarily by the additional costs associated with the refurbishment of our new Amsterdam facility, which commenced in March 2016;

•

We incurred no share-based compensation expenses related to our collaboration with 4D Molecular Therapeutics in the six months ended June 30, 2017, compared to $0.7 million for the same period in 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2017, were $11.8 million compared to $15.1 million for the same period in 2016.

•

Our expenses related to employees, contractors and consultants in the six months ended June 30, 2017, were $4.2 million compared to $4.6 million for the same period in 2016. The decrease was primarily driven by $0.8 million in one-time costs related to the CEO-transition that took place during the same period in 2016;

•

We incurred $2.1 million of share-based compensation expenses in the six months ended June 30, 2017, compared to $1.7 million for the same period in 2016. The increase was related to equity instruments offered to employees during the last twelve months;

•

We incurred $2.8 million of professional fees in the six months ended June 30, 2017, compared to $3.0 million for the same period in 2016.  We regularly incur accounting, audit and legal fees associated with operating as a public company, including the cost of our conversion from IFRS to U.S. GAAP which we initiated during the second quarter 2016;

•

We incurred legal and settlement costs of $1.9 million in connection with our arbitration proceeding with Extera during the six months ended June 30, 2016. No such costs were incurred during the six months ended June 30, 2017; and

•

We incurred $0.3 million of costs associated with the Glybera global registry and Phase IV study during the six months ended June 30, 2017, compared to $1.8 million during the same period in 2016. These costs were presented as selling, general and administrative costs prior to May 2017, after which time they are presented as other expense.

Other items, net

We recognized $0.6 million income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2017, compared to $0.9 million for the same period in 2016.

We recognized other expense of $1.7 million related to contractual commitments in relation to terminating the marketing our Glybera program, as well as our collaborations with Chiesi in the six months ended June 30, 2017. We did not recognize any such expenses in the same period in 2016.

We accrued $0.9 million of contract termination cost related to vacated facilities at our Amsterdam site in the six months ended June 30, 2017. We did not recognize any such expenses in the same period in 2016.

Other non-operating items, net

We recognize interest income associated with cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense).

Our other non-operating items, net, for the six months ended June 30, 2017, and 2016 were as follows:

	Six months ended June 30,
	2017	2016	2017 vs 2016
	in thousands
Interest income	$23	$37	$(14)
Interest expense Hercules borrowing	(1,006)	(1,178)	172
Foreign currency losses	(1,164)	(1,268)	104
Other non-operating income	29	647	(618)
Total other non-operating income / (expense), net	$(2,118)	$(1,762)	$(356)

We recognized a net foreign currency loss related to our borrowings from Hercules and our cash and cash equivalents of $1.2 million during the six months ended June 30, 2017, compared to a net loss of $1.3 million during the same period in 2016.

In the six months ended June 30, 2017, we recognized no gain or loss related to fair value changes of warrants compared to a gain of $0.6 million for the same period in 2016.

Financial Position, Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $104.1 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2019. The table below summarizes our consolidated cash flow data for the six months ended June 30, 2017, and 2016.

	Six months ended June 30,
	2017	2016
	in thousands
Cash and cash equivalents at the beginning of the period	$132,496	$221,626
Net cash used in operating activities	(30,803)	(38,469)
Net cash used in investing activities	(3,408)	(4,170)
Net cash generated from financing activities	939	2,097
Foreign exchange impact	4,863	2,848
Cash and cash equivalents at the end of the period	$104,087	$183,932

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $21.3 million and $41.5 million, during the three and six months ended June 30, 2017, respectively, compared to a loss of $21.1 million and $43.4 million, during the respective periods in 2016. As of June 30, 2017, we had an accumulated deficit of $437.6 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through June 30, 2017, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities and to a much lesser extend upfront, target designation or similar payments from our collaboration partners as well as collaboration revenues.

We expect to continue to incur losses and to generate negative cash flows. We have no firm sources of additional financing other than our collaboration agreement~~s~~ with BMS. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements.

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

Net Cash used in operating activities

Net cash used in operating activities was $30.8 million for the six months ended June 30, 2017, a reduction of $7.7 million compared to the $38.5 million of cash used in the same period in 2016.

The reduction is primarily due to a $2.8 million decline in our net working capital during the six months ended June 30, 2017. In addition, we collected $1.1 million in lease incentive payments related to our new Amsterdam facility and reduced our operating expenses during the six months ended June 30, 2017.

Net cash used in investing activities

In the six months ended June 30, 2017, we used $3.4 million in our investing activities compared to $4.2 million for the same period in 2016.

	Six months ended June 30,
	2017	2016
	in thousands
Build out of Lexington site	$(477)	$(1,179)
Build out of Amsterdam sites	(2,931)	(2,374)
Restricted cash	—	(617)
Total investments	$(3,408)	$(4,170)

In the six months ended June 30, 2017,  we invested $2.9 million in our new facility in Amsterdam and $2.4 million in the same period 2016.

Net cash generated from financing activities

During the six months ended June 30, 2017, we received $0.9 million from the exercise of options to purchase common shares in relation to our share incentive plans, compared to $2.2 million in the same period 2016.

Funding requirements

We believe our cash and cash equivalents as of June 30, 2017, will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements, for at least the next twelve months. Our future capital requirements will depend on many factors, including but not limited to:

•	the potential to receive future consideration pursuant to our collaboration with BMS, which is largely contingent on achieving certain research, development, regulatory and sales milestones;
•	our ability to enter into collaboration arrangements in the future;
•	the scope, timing, results and costs of our current and planned clinical trials, including those for hemophilia B and AMT-130 in Huntington’s Disease;
•

the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates including our S100A1 gene therapy candidate for the treatment of heart failure;

•	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
•	the cost, timing and outcome of regulatory reviews associated with our product candidates;
•

the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval in the future;

•	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
•

the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;

•	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in December 2017 and will run through May 2020;
•	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
•	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
•	the costs associated with hiring additional senior management and other personnel,
•	the timing, costs, savings and operational implications of the corporate restructuring we are implementing following the completion of our strategic review last year.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of June 30, 2017, that are expected to have an impact on liquidity and cash flows in future periods.

			Less than 1	Between 1	Between 2
	Undefined		year	and 2 years	and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $4.0 million interest payments)	$		$5,824	$9,098	$9,080	$—	$24,002
Operating lease obligations		—	2,772	3,774	11,643	21,902	40,091
Contingent consideration (nominal amount)		16,565	—	—	—	—	16,565
Total		$16,565	$8,596	$12,872	$20,723	$21,902	$80,658

Due to uncertainty of the timing of achieving certain contractual milestones, the contingent consideration of $16.6 million related to our acquisition of InoCard (later renamed uniQure GmbH) is considered to have an undefined contractual maturity. As of June 30, 2017, we expect the milestone obligations will become payable between 2018 and 2021. When due, the obligations can be settled either in cash or in a variable number of our shares. As of June 30, 2017, we recorded this obligation at its fair value of $2.4 million. [see above regarding the financial impact of the July 2017/August 2017 Amendment of the Sale and Purchase Agreement ]

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a Biologics License Application, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

We enter into contracts in the normal course of business with clinical research organizations (“CROs”) for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

The Company’s predecessor entity received a technical development loan from the Dutch government in relation to the development of Glybera. The Company needs to repay the grant through a percentage of revenue derived from product sales of Glybera up to December 31, 2019. Any grant balance remaining at this date will be forgiven. We have decided not to renew our marketing authorization for Glybera in the European Union, which expires in October 2017. We do not expect to derive any revenue from Glybera or to be required to make any repayments under this loan.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2017, has not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and interim finance officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on such evaluation, our CEO has concluded that as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to affect, internal control over financial reporting.

Part II – OTHER INFORMATION

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

Clinical and non-clinical development is expensive, time-consuming and uncertain as to outcome. Our product candidates are in early clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in receiving regulatory authority to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
•	delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
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

In addition, we or our collaborator may not be able to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the European Medicines Agency (“EMA”) or similar regulatory authorities outside the United States and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates, or may cause us to abandon one or more clinical trials altogether. In particular, because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate in light of the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies.

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

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress these candidates through clinical development ourselves or together with our collaborator. Although we currently have a pipeline of programs at various stages of development, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. Research programs to identify new product candidates require substantial technical, financial and human resources. We or our collaborator may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

As of June 30, 2017, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases.

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

Risks Related to Our Manufacturing

Delays in certifying our U.S. manufacturing facility could negatively impact our development and commercialization plans and thereby limit our revenues and growth. *

We have commenced consolidating all manufacturing at our facility in Lexington, Massachusetts. Certification of this facility is required to produce material used in clinical studies in the European Union as well as for commercial use. If we are unable to obtain the appropriate certification of our Lexington manufacturing facility, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our commercialization and development activities and our opportunities for growth. Cost overruns associated with this facility could also require us to raise additional funds from external sources, which may be unavailable on favorable terms or at all.

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

Gene therapies are complex and difficult to manufacture. We could experience production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business. *

We have decommissioned our GMP certified facility in Amsterdam and we are transferring all GMP manufacturing activities to our facility in Lexington, Massachusetts. The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with the manufacturing process, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in lot failures, insufficient inventory, product recalls and product liability claims. We may encounter problems in completing our technology transfer or in achieving adequate or clinical-grade materials that meet EMA, FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Regulators will require us to complete studies demonstrating comparability between product manufactured at our Amsterdam facility, which was used in our Phase I/II study in hemophilia B, and product manufactured at our Lexington, Massachusetts facility, which will be used for our hemophilia B pivotal study and ultimately commercial use. Those studies and their results could substantially delay the development and approval of our hemophilia B product candidate.

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

Risks Related to Commercialization

If we or our collaborator are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

The affected populations for our gene therapies may be smaller than we or third parties currently project, which may affect the size of our addressable markets. *

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our therapies, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunities for these therapies will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient consent, patient access and product pricing and reimbursement. For example, after obtaining marketing authorization for Glybera from the EMA in 2013, various national European authorities denied reimbursement under national insurance schemes.

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

The addressable market for AAV-based gene therapies are also impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid are generally not eligible for administration of a gene therapy that includes this particular capsid. For example, our AMT-060 gene therapy candidate for hemophilia B patients incorporates an AAV5 capsid. In our Phase I/II clinical study, we screened patients for preexisting anti-AAV5 antibodies in order to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis, and none of those three tested positive for certain ill-effects from the AAV-based gene therapy, implying that patients who have neutralizing antibodies may be eligible for AAV5-mediated gene transfer. However, we only have been able to test a limited sample of patients and have limited clinical and pre-clinical data, and it is possible that future clinical studies may not confirm these results. This may limit the addressable market for AMT-060 and any future revenues derived from the sale of the product.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Asklepios BioPharmaceutical, Audentes Therapeutics, AveXis, Bayer, BioMarin, Bioveratiy, bluebird bio, Dimension Therapeutics, Errant Gene Therapeutics, Expression Therapeutics, Freeline Therapeutics, Genethon, Genzyme, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstarx, Pfizer, REGENXBIO, Renova Therapeutics, Retrosense Therapeutics, Sangamo BioSciences, Shire, Solid Biosciences, Spark Therapeutics, Takara, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen, Bayer, Biogen, BioMarin, Genzyme, Novartis, Novo Nordisk, Pfizer, Shire, and numerous other pharmaceutical and biotechnology firms.

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

We have entered into, and expect in the future to enter into, collaborations with other companies and academic research institutions with respect to important elements of our commercial and development programs. For example, we have a collaboration agreement with BMS for the development and commercialization of gene therapies for cardiovascular and potentially other diseases.

Our existing collaboration, and any future collaborations we enter, may pose several risks, including the following:

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

Due to the generally limited addressable market for our target orphan indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to pricing and reimbursement for these product candidates. *

The relatively small market size for orphan indications and the potential for long-term therapeutic benefit from a single administration present particular challenges to pricing review and negotiation of our product candidates for which we may obtain marketing authorization. Most of our product candidates target rare diseases with relatively small patient populations. If we are unable to obtain adequate levels of reimbursement relative to these small markets, our ability to support our development and commercial infrastructure and to successfully market and sell our product candidates for which we may obtain marketing approval will be adversely affected.

We also anticipate that many or all of our gene therapy product candidates may provide long-term, and potentially curative benefit, with a single administration. This is a different paradigm than that of other pharmaceutical therapies, which often require an extended course of treatment or frequent administration. As a result, governments and other payers may be reluctant to provide the significant level of reimbursement that we seek at the time of administration of our gene therapies or may seek to tie reimbursement to clinical evidence of continuing therapeutic benefit over time. Although it is possible that our product candidates will need to be administered only once, there may be situations in which re-

administration is required, which may further complicate the pricing and reimbursement for these treatments. In addition, in light of the anticipated cost of these therapies, governments and other payers may be particularly restrictive in making coverage decisions. These factors could limit our commercial success and harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses to date, expect to incur losses over the next several years and may never achieve or maintain profitability.*

We had a net loss of $41.5 million in the six month period ended June 30, 2017, $73.4 million in full year 2016 and $82.1 million in 2015. As of June 30, 2017, we had an accumulated deficit of $437.6 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•	prepare for a pivotal study for our gene therapy candidate in hemophilia B~~;~~
•	advance the preclinical development and initiate a clinical study for our product candidate in Huntington’s disease;
•	progress research programs of additional product candidates targeting liver-directed, CNS and cardiovascular disorders;
•	conduct any additional trials or tests beyond those originally anticipated in order to confirm the safety or efficacy of our product candidates;
•	seek marketing approval for any product candidates that successfully complete clinical trials;
•	acquire or in-license rights to new therapeutic targets or product candidates;
•	build clinical, medical, regulatory affairs, development and commercial infrastructure in the United States;
•	maintain, expand and protect our intellectual property portfolio, including in-licensing in license additional intellectual property rights from third parties; and
•	incur cost to terminate or retain employees related to restructuring our operations.

We and our collaborator may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial conditions, results of operations and cash flows. *

We expect to incur significant expenses in connection with our on-going activities and that we will likely need to obtain substantial additional funding in connection with our continuing operations. In addition, we have based our estimate of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to issue additional equity, relinquish valuable rights to our technologies, future revenue streams, products or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, which would have a negative impact on our financial condition, results of operations and cash flows. If our collaboration with BMS is not successful, our development plans, financial position and opportunities for growth may be adversely affected.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of June 30, 2017, we had $20.0 million of outstanding borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from December 2017 through May 2020. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may be required to sublease excess space in our Amsterdam site.

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

Risks Related to Other Legal Compliance Matters

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable anti-bribery laws, including the Foreign Corrupt Practices Act, as well as fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval.

Efforts to ensure that our business arrangements with third parties will comply with applicable laws and regulations will involve substantial costs. If our operations, or the activities of our collaborators, distributors or other third-party agents are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs and the curtailment or restructuring of our operations.

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

We are highly dependent on hiring, training, retaining and motivating key personnel to lead our research and development, clinical operations and manufacturing efforts. Although we have entered into employment agreements with our key personnel, each of them may terminate their employment on short notice. We do not maintain key person insurance for any of our senior management or employees.

The loss of the services of our key employees could impede the achievement of our research and development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth and depth of skills and experience required to successfully develop gene therapy products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms.

If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We have initiated a significant restructuring of our operations that will include a sizable reduction in headcount in our Amsterdam facility and expansion of personnel in our Lexington facility, and as a result, we may encounter challenges managing the associated organizational change.*

In November 2016, we announced plans to restructure and refocus our business, which will result in the elimination of approximately 50 to 55 net positions, as well as the transition of certain operations to our Lexington, Massachusetts facility. We will incur expenses related to the reduction in staff as well as the retention of key personnel. We may also experience operational disruptions as we implement our new organizational structure and transfer certain functions to Lexington. This process may distract the attention of management and staff and may cause disruption in our operations.

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

Risks Related to Our Common Shares

The price of our common shares has been and may in the future be volatile and fluctuate substantially.*

Our share price has been and may in the future be volatile. From the start of trading of our common shares on the NASDAQ Global Select Market on February 4, 2014 through August 3, 2017, the sale price of our common shares ranged from a high of $36.38 to a low of $4.91. The closing price on August 3, 2017, was $8.07 per common share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common shares may be influenced by many factors, including:

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

Our directors, named executive officers and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval. *

Our directors, named executive offices and major shareholders holding more than 5% of our outstanding common shares, in the aggregate, beneficially own approximately 31.4% of our issued shares as at June 30, 2017. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all of our assets.

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

If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our common shares may be materially and adversely affected.

If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we could experience material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from The NASDAQ Global Select Market, regulatory investigations and civil or criminal sanctions. Our reporting and compliance obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Risks for U.S. Holders

For U.S. tax purposes, we qualify as a passive foreign investment company as of December 31, 2016, which may result in adverse U.S. federal income tax consequence to U.S. holders.

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

UNIQURE, N.V.
By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1Amended Articles of Association (incorporated by reference to Exhibit 1.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2016 (file no. 0001-36294) filed with the Securities and Exchange Commission).

10.1*Letter Agreement dated July 27, 2017 between uniQure biopharma B.V. and Chiesi Farmaceutici S.p.A.

10.2*Employment Agreement dated August 4, 2017 between uniQure biopharma B.V. and Sander van Deventer

10.3*Employment Agreement dated July 10, 2017 between uniQure, Inc. and Scott McMillan

10.4*Employment Agreement dated July 15, 2017 between uniQure biopharma B.V. and Christian Klemt

31.1*Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1*Section 1350 Certification (furnished herewith)

101*The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 8, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed herewith.