Form 10-Q/A
period 2017-06-30
uniQure N.V.
filed 2017-09-29
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒
Non accelerated filer (do not check if smaller reporting company) Emerging growth company☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act    Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act.)    Yes ☐ No ☒

As of August 3, 2017, the registrant had 25,629,099 shares of common shares, par value €0.05, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of uniQure N.V. for the period ending June 30, 2017 filed on August 8, 2017 (the “Form 10-Q”) for the sole purpose of refiling Exhibit 10.1 (certain portions of which are omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the “SEC”)) and in connection therewith, to amend Part II, Item 6 of the 10-Q and the Exhibit Index to the 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

EXHIBIT INDEX

3.1

Amended Articles of Association (incorporated by reference to Exhibit 1.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2016 (file no. 0001-36294) filed with the Securities and Exchange Commission).

10.1*†	Letter Agreement dated July 27, 2017 between uniQure biopharma B.V. and Chiesi Farmaceutici S.p.A.

10.2

Employment Agreement dated August 4, 2017 between uniQure biopharma B.V. and Sander van Deventer (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 (file no. 0001-36294) filed with the Securities and Exchange Commission).

10.3

Employment Agreement dated July 10, 2017 between uniQure, Inc. and Scott McMillan (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 (file no. 0001-36294) filed with the Securities and Exchange Commission).

10.4

Employment Agreement dated July 15, 2017 between uniQure biopharma B.V. and Christian Klemt (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 (file no. 0001-36294) filed with the Securities and Exchange Commission).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1‡	Section 1350 Certification

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 8, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text) (incorporated by reference to Exhibit 101 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 (file no. 0001-36294) filed with the Securities and Exchange Commission).

†                 Confidential treatment has been requested for certain information contained in this Exhibit (indicated by double asterisks). Such information has been omitted and filed separately with the SEC

*                 Filed herewith.

‡                 Furnished herewith.

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