Form 10-Q
period 2018-03-31
uniQure N.V.
filed 2018-04-30
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of March 31, 2018, the registrant had 31,771,816 shares of ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018, or in the documents where such forward‑looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and in our Annual Report on Form 10-K for the year ended December 31, 2017, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward‑looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements after completion of the filing of this Quarterly Report on Form 10‑Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward‑looking statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.        Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$140,822	$159,371
Accounts receivable and accrued income from related party	1,057	1,586
Prepaid expenses	1,988	1,139
Other current assets	1,603	687
Total current assets	145,470	162,783
Non-current assets
Property, plant and equipment, net	33,839	34,281
Intangible assets, net	9,884	9,570
Goodwill	545	530
Restricted cash	2,500	2,480
Total non-current assets	46,768	46,861
Total assets	$192,238	$209,644
Current liabilities
Accounts payable	$3,695	$2,908
Accrued expenses and other current liabilities	6,491	8,838
Current portion of long-term debt	4,444	1,050
Current portion of deferred rent	1,086	737
Current portion of deferred revenue	9,696	4,613
Current portion of contingent consideration	1,145	1,084
Total current liabilities	26,557	19,230
Non-current liabilities
Long-term debt, net of current portion	16,369	19,741
Deferred rent, net of current portion	8,966	9,114
Deferred revenue, net of current portion	36,154	67,408
Contingent consideration, net of current portion	2,875	2,880
Derivative financial instruments related party	504	1,298
Other non-current liabilities	550	614
Total non-current liabilities	65,418	101,055
Total liabilities	91,975	120,285
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at March 31, 2018 and December 31, 2017 and 31,771,816 and 31,339,040 ordinary shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	1,971	1,947
Additional paid-in-capital	570,595	566,530
Accumulated other comprehensive loss	(1,312)	(3,800)
Accumulated deficit	(470,991)	(475,318)
Total shareholders' equity	100,263	89,359
Total liabilities and shareholders' equity	$192,238	$209,644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,
	2018	2017
	in thousands, except share and per share amounts
License revenues	$—	$234
License revenues from related party	2,451	949
Collaboration revenues	—	1,580
Collaboration revenues from related party	1,027	558
Total revenues	3,478	3,321
Operating expenses:
Research and development expenses	(17,058)	(16,994)
Selling, general and administrative expenses	(6,301)	(6,358)
Total operating expenses	(23,359)	(23,352)
Other income	615	316
Other expense	(333)	—
Loss from operations	(19,599)	(19,715)
Interest income	253	11
Interest expense	(416)	(504)
Foreign currency gains / (losses), net	178	(93)
Other non-operating income, net	703	29
Loss before income tax expense	(18,881)	(20,272)
Income tax benefit / (expense)	92	—
Net loss	$(18,789)	$(20,272)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of $0.1 million for the three months ended March 31, 2018 (three months ended March 31, 2017: nil)	(179)	322
Total comprehensive loss	$(18,968)	$(19,950)

Basic and diluted net loss per ordinary share	$(0.59)	(0.80)
Weighted average shares used in computing basic and diluted net loss per ordinary share	31,710,497	25,443,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income/(loss)	deficit	equity
	in thousands, except share and per share amounts
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(18,789)	(18,789)
Other comprehensive loss	—	—	—	686	—	686
Exercise of share options	146,161	7	1,555	—	—	1,562
Restricted and performance share units distributed during the period	286,615	17	(17)	—	—	—
Share-based compensation expense	—	—	2,527	—	—	2,527
Balance at March 31, 2018	31,771,816	$1,971	$570,595	$(1,312)	$(470,991)	$100,263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2018	2017
	in thousands
Cash flows from operating activities
Net loss	$(18,789)	$(20,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,550	1,794
Share-based compensation expense	2,527	1,605
Change in fair value of derivative financial instruments and contingent consideration	(756)	105
Unrealized foreign exchange (gains) / losses	(131)	176
Change in deferred taxes	(92)	-
Change in lease incentives	(72)	1,305
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(1,142)	8,154
Accounts payable	681	(683)
Accrued expenses and other liabilities	(2,656)	(2,584)
Deferred revenue	(2,560)	(1,268)
Net cash used in operating activities	(21,440)	(11,668)
Cash flows from investing activities
Purchase of property, plant and equipment	(648)	(1,969)
Net cash used in investing activities	(648)	(1,969)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option plans	1,562	441
Net cash generated from financing activities	1,562	441
Currency effect cash, cash equivalents and restricted cash	1,997	980
Net decrease in cash, cash equivalents and restricted cash	(18,529)	(12,216)
Cash, cash equivalents and restricted cash at beginning of period	161,851	134,324
Cash, cash equivalents and restricted cash at the end of period	$143,322	$122,108
Supplemental cash flow disclosures:
Cash and cash equivalents	$140,822	$120,271
Restricted cash	$2,500	$1,837
Total cash, cash equivalents and restricted cash	$143,322	$122,108
Cash paid for interest	$(409)	$(413)
Non-cash decreases in accounts payables related to purchases of intangible assets and property, plant and equipment	$26	$(949)

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

2.2Unaudited interim financial information

The accompanying interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and changes in financial position for the period presented.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018, other than the recent adoption of accounting pronouncements discussed below and changing the description of the line item “other non-current assets” to “restricted cash” in the unaudited consolidated balance sheets.

2.5Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2018 (“Initial Application Date”) the Company adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. The Company elected to implement ASC 606 by applying it to active collaboration arrangements as of the Initial Application Date and to record a cumulative adjustment of revenue previously recognized to the accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $2.5 million of license revenue during the three months ended March 31, 2018 related to the collaboration with BMS compared to $1.1 million that would have been recognized in accordance with the previous revenue recognition policies;

-	Continue to present revenue recognized during the three months ended March 31, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

In accordance with the previous revenue recognition policies the Company had concluded that the BMS collaboration agreement consisted of three performance obligations, (i) technology (license and target selections), know‑how and manufacturing in the field of gene therapy and development and active contribution to the development through the joint steering committee participations, (ii) provision of employees, goods and services for research, and (iii) clinical and commercial manufacturing. The Company determined that these three performance obligations are substantially identical with the performance obligations in accordance with its new revenue recognition policies:

(i)

Providing access to its technology and know-how in the field of gene therapy as well as actively contributing to the target selection, the collaboration as a whole, the development during the target selection, the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”);

(ii)	Providing pre-clinical research activities (“Collaboration Revenue”); and
(iii)	Providing clinical and commercial manufacturing services for products (“Manufacturing Revenue”).

License Revenue

The Company previously recognized License Revenue over the expected performance period on a straight-line basis commencing on May 21, 2015. The Company now recognizes License Revenue over the expected performance period based on its progress toward the completion of its services (see note 4 for a detailed discussion).

Collaboration and Manufacturing Revenue

The adoption of the new revenue recognition policies did not materially impact the recognition of Collaboration or Manufacturing Revenue.

ASU 2017-09: Compensation (topic 718)- scope of modification accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-stock compensation (topic 718)- scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard became effective on January 1, 2018 and needs to be applied prospectively. Application of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements in the three month period ended March 31, 2018.

ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. Application of the standard was effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements in the three month period ended March 31, 2018.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018, compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements except the one discussed below:

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

Items measured at fair value on a recurring basis include financial instruments and contingent consideration. The carrying amount of cash and cash equivalents, accrued income from related parties, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	in thousands
At December 31, 2017
Assets:
Cash, cash equivalents and restricted cash	$161,851	$—	$—	$161,851
Total assets	161,851	—	—	161,851
Liabilities:
Derivative financial instruments - debt	—	—	337	337	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	1,298	1,298
Contingent consideration	—	—	3,964	3,964
Total liabilities	$—	$—	$5,599	$5,599
At March 31, 2018
Assets:
Cash, cash equivalents and restricted cash	$143,322	$—	$—	$143,322
Total assets	143,322	—	—	143,322
Liabilities:
Derivative financial instruments - debt	—	—	470	470	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	504	504
Contingent consideration	—	—	4,020	4,020
Total liabilities	$—	$—	$4,994	$4,994

Changes in Level 3 items during the three months ended March 31, 2018, are as follows

		Derivative
	Contingent	financial
	consideration	instruments	Total
	in thousands
Balance at December 31, 2017	$3,964	$1,635	$5,599
(Gains) / losses recognized in profit or loss	(54)	(702)	(756)
Currency translation effects	110	41	151
Balance at March 31, 2018	$4,020	$974	$4,994

Contingent consideration

In connection with the Company’s acquisition of InoCard GmbH (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. Any future milestone can be settled for 50% in the form of Company ordinary shares. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of the following milestones:

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

The valuation of the contingent liability is based on significant inputs not observable in the market such as the probability of success (“POS”) of achieving certain research milestones (estimated as probable for the first three milestones as of the balance sheet date), the time at which the research milestones are expected to be achieved (ranging from 2018 to 2022), as well as the discount rate applied, which represents a Level 3 measurement. Milestones are discounted using the Company’s weighted average rate of capital of 12% (December 31, 2017: 12%).

Varying the timing of the milestones, the discount rate and the POS of unobservable inputs results in the following fair value changes:

March 31,
2018
in thousands
Change in fair value
Moving out of all milestones by 6 months	$(215)
Increasing the POS for the first milestone by 20%	1,224
Decreasing the POS for the first milestone by 20%	(1,224)
Reducing the discount rate from 12.0% to 2.0%	1,317
Increasing the discount rate from 12.0% to 22.0%	(655)

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company (“BMS”) and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The fair value of these derivative financial instruments as of March 31, 2018, was $1.0 million (December 31, 2017: $1.6 million), and these derivative financial instruments are described in more detail below.

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

During the three months ended March 31, 2018, the Company reduced the probability of the warrants being exercised resulting in a reduction of the warrants fair value by $1.1 million.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market of the warrants by increasing the volatility by 10% to 85%. A further sensitivity analysis was performed assuming the exercise date of the warrants would occur one year later than what was assumed in the initial valuation. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of March 31, 2018.

Total warrants
in thousands
Base case	$504
Increase volatility by 10% to 85%	165
Extend exercise dates by one year	58

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

There were no significant changes in the sensitivity of the fair value from (un)observable inputs as of March 31, 2018, compared to December 31, 2017.

4            Collaboration arrangements and concentration of credit risk

In the three months ended March 31, 2018, the Company generated all collaboration and license revenues from its Collaboration and License Agreement with BMS.

The Company and Chiesi Farmaceutici S.p.A. (“Chiesi”) terminated their collaboration in 2017.

Services to BMS are rendered through the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Three months ended March 31,
	2018	2017

Bristol Myers Squibb	$3,478	$1,507
Chiesi Farmaceutici S.p.A (terminated in 2017)	—	1,814
Total	$3,478	$3,321

Amounts owed by BMS in relation to the collaboration services are as follows:

	March 31,	December 31,
	2018	2017
	in thousands
Bristol Myers Squibb	$1,057	$1,586

BMS collaboration

In May 2015, the Company closed a Collaboration and License Agreement with BMS (the “BMS Collaboration Agreement”) that provides exclusive access to the Company’s gene therapy technology platform for multiple targets in cardiovascular (and other target specific) diseases. The collaboration included the Company’s proprietary gene therapy program for congestive heart failure which aims to restore the heart's ability to synthesize AMT-126, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. Beyond cardiovascular diseases, the agreement also included the potential for a target exclusive collaboration in other disease areas. In total, the companies may collaborate on ten targets, including AMT-126.

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

The Company evaluated the BMS Collaboration Agreement and determined that its performance obligations according with its new revenue recognition adopted on January 1, 2018, are as follows:

(i)

Providing access to its technology and know-how in the field of gene therapy as well as actively contributing to the target selection, the collaboration as a whole, the development during the target selection, the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”);

(ii)	Providing pre-clinical research activities (“Collaboration Revenue”); and
(iii)	Providing clinical and commercial manufacturing services for products (“Manufacturing Revenue”).

License revenue – BMS

The Company recognized $2.5 million of license revenue for the three months ended March 31, 2018 compared to $0.9 million during the same period in 2017 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015 (together “Consideration”).

The Company also is entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth collaboration target. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for AMT-126 and up to $217.0 million for each of the other selected targets, if milestones are achieved. The Company will include the variable consideration related to the selection of the fifth to tenth collaboration target or any of the milestones in the transaction price if it no longer considers it probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions the Company so far did not consider this probable. The Company might recognize significant amounts of License Revenue for services performed in prior periods if and when the Company determines that the uncertainty regarding the above variable consideration has been resolved and the Company would include these payments in the transaction price.

Additionally, the Company is eligible to receive net sales-based milestone payments and tiered high single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after the first commercial sale if there is no such exclusivity. These revenues will be recognized when earned.

Under the previous revenue standard, the Company recognized License Revenue over the expected performance period on a straight-line basis commencing on May 21, 2015. In accordance with the new revenue recognition standards, the Company recognizes License Revenue over the expected performance period based on its measure of progress towards the completion of certain activities related to its services. The Company determines such progress by comparing activities performed at the end of each reporting period with total activities expected to be performed. The Company estimates total expected activities using a number of unobservable inputs, such as the probability of BMS designating additional targets, the probability of successfully completing each phase and estimated time required to provide services during the various development stages. If available, the Company uses product candidate specific research and development plans. Alternatively, the Company assumes that completion of the pre-clinical phase requires an average of four years and that clinical development and commercial launch on average require 8.5 years to complete.

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue, significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional targets being designated by 10% than the revenue for the three months ended March 31, 2018, would have decreased by approximately $0.7 million to $1.8 million as the Company would be required to render more services in relation to the Consideration received.

Collaboration Revenue – BMS

The Company provides research and development services to BMS. Collaboration revenue related to these contracted services is recognized when earned.

The Company generated $1.0 million of collaboration revenue during the three months ended March 31, 2018, compared to $0.6 million during the same period in 2017.

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

5            Property, plant and equipment

The following table presents the Company’s property, plant and equipment as of March 31, 2018, and December 31, 2017:

	March 31,	December 31,
	2018	2017
	in thousands
Leasehold improvements	$33,185	$32,297
Laboratory equipment	15,989	15,976
Office equipment	2,359	2,304
Construction-in-progress	653	745
Total property, plant, and equipment	52,186	51,322
Less accumulated depreciation	(18,347)	(17,041)
Property, plant and equipment, net	$33,839	$34,281

Total depreciation expense was $1.5 million during the three months ended March 31, 2018 compared to $1.7 million during the same period in 2017.

6            Intangible assets

The following table presents the Company’s acquired licenses:

	March 31,	December 31,
	2018	2017
	in thousands
Licenses	$6,288	$9,551
Less accumulated amortization and impairment	(2,153)	(5,575)
Licenses, net	$4,135	$3,976

Amortization expense was $0.1 million for the three months ended March 31, 2018, compared to $0.1 million during the same period in 2017. During the three months ended March 31, 2018, the Company disposed a number of fully amortized, expired licenses.

The Company acquired research and development (“Acquired R&D) as part of its acquisition of Inocard in July 2014. The carrying amount as at March 31, 2018 is $5.7 million (December 31, 2017: $5.6 million).

7             Accrued expenses and other current liabilities, other non-current expenses

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2018	2017
	in thousands
Accruals for services provided by vendors-not yet billed	$3,804	$2,348
Personnel related accruals and liabilities	2,247	5,646
Other current liabilities	440	844
Total	$6,491	$8,838

According to the previously reported Glybera Termination Agreement the Company is responsible for terminating the Phase IV post-approval study. As of March 31, 2018, the accrual related to these obligations was $0.4 million (including a non-current portion of $0.3 million) compared to $0.6 million ($0.3 million non-current) as of December 31, 2017.

Restructuring plan

In November 2016, the Company announced a plan to restructure its activities resulting from a company-wide strategic review with the aim of refocusing its pipeline, consolidating its manufacturing capabilities into its Lexington, Massachusetts site, reducing operating costs and enhancing overall execution. At various dates between December 2016 and February 2018, the Company entered into termination agreements with certain employees. The Company expects to complete the restructuring in April 2018. Depending on the individual fact pattern, the Company accrued the related termination costs over the service period or at the date of communication to the employees. Changes in accrued termination benefits (included in research and development expenses) for the three months ended March 31, 2018, are detailed in the table below.

Accrued
termination
benefits
in thousands
Balance at December 31, 2017	$625
Accrued through profit and loss	53
Payments	(476)
Currency translation effects	10
Balance at March 31, 2018	$212

8           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility extended the maturity date from June 30, 2018, to May 1, 2020. As at March 31, 2018, and December 31, 2017, $20.0 million was outstanding. The interest rate is adjustable and is the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate was initially 8.25% per annum with a back-end fee of 4.85% and a facility fee of 0.75% of the outstanding loan amounts. The interest-only payment period was extended by 12 months to November 30, 2018 as a result of raising more than $50.0 million in equity financing in October 2017.

The amortized cost of the 2016 Amended Facility, was $20.8 million as March 31, 2018, compared to $20.8 million as of December 31, 2017, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan in the three months ended March 31, 2018, was $0.6 million compared to a foreign currency gain of $0.3 million during the same period in 2017. The fair value of the loan approximates its carrying amount.

Interest expense associated with the 2016 Amended Facility during the three months ended March 31, 2018, was $0.4 million compared to $0.5 million during the same period in 2017.

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

10             Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2018	2017
	in thousands
Research and development	$806	$687
Selling, general and administrative	1,721	918
Total	$2,527	$1,605

Share-based compensation expense recognized by award type was as follows:

	Three months ended March 31,
	2018	2017
	in thousands
Award type
Share options	$1,059	$826
Restricted share units (“RSUs”)	746	516
Performance share units (“PSUs”)	722	263
Total	$2,527	$1,605

As of March 31, 2018, the unrecognized compensation costs related to unvested awards under the various share-based compensation plans were:

		Weighted-average
	Unrecognized	remaining
	compensation	period for
	costs	recognition
Award type	in thousands	in years
Share options	$12,641	3.20
Restricted share units	5,706	2.17
Performance share units	7,073	2.19
Total	$25,420	2.68

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan. The Company previously had a 2012 Equity Incentive Plan (“2012 Plan”). As of March 31, 2018, 63,818 fully vested share options are outstanding (December 31, 2017: 72,818) under the 2012 Plan.

Share options

The following table summarizes option activity for the three months ended March 31, 2018:

		Weighted average
	Options	exercise price

Outstanding at December 31, 2017	2,456,433	$10.06
Granted	614,637	$20.11
Forfeited	(50,102)	$10.13
Expired	(8,921)	$14.00
Exercised	(135,572)	$11.27
Outstanding at March 31, 2018	2,876,475	$12.14

Fully vested and exercisable at March 31, 2018	937,773	$11.58
Outstanding and expected to vest at March 31, 2018	1,938,702	$12.41

Total weighted average grant date fair value of options issued during the period (in $ million)		$7.3
Granted to directors and officers during the period (options, $ in million)	221,961	$2.5
Proceeds from option sales (in $ million)		$1.6

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

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2018	2017

Expected volatility	75%	75%
Expected terms (in years)	10 years	10 years
Risk free interest rate	2.77% - 2.99%	2.53% - 2.70%
Expected dividends	0%	0%

Restricted Share Units (RSUs)

The following table summarizes the RSUs activity for the three months ended March 31, 2018:

	RSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	683,663	$6.38
Granted	207,599	$19.39
Vested	(218,500)	$6.11
Forfeited	(10,950)	$9.26
Non-vested at March 31, 2018	661,812	$10.51

Total fair value of RSUs awarded during the period (in million)		$4.0
Granted to directors and officers during the period (shares, $ in million)	98,808	$1.9

RSUs vest over one to three years. RSUs granted in March 2017 to the Company’s Chief Executive Officer will vest equally over two years from the date of grant and RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units (PSUs)

The following table summarizes the PSUs activity for the three months ended March 31, 2018:

	PSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	511,074	$16.73
Granted	—
Vested	(68,115)	$15.79
Forfeited	—	$
Non-vested at March 31, 2018	442,959	$16.83
PSUs awarded but not yet earned	117,197	$23.50
Total non-vested and discretionary PSUs	560,156	$18.23

Total weighted average grant date fair value of PSUs awarded during the period (in million)		$2.8

In January 2018, the Company awarded PSUs to its executives and other members of senior management. These PSUs are earned based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2018.

11          Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities, using current statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

The potentially dilutive ordinary shares are summarized below:

	Three months ended March 31,
	2018	2017
	ordinary shares
BMS warrants	6,950,000	3,587,333
Stock options under 2014 Plan and Nasdaq inducement rules	2,876,475	2,605,443
Non-vested RSUs and earned PSUs	1,104,771	620,252
Stock options under 2012 Plan	63,818	348,032
Warrants	37,175	37,175
Total potential dilutive ordinary shares	11,032,239	7,198,235

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

Amsterdam / The Netherlands

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands, and amended this agreement in June 2016. The Company consolidated its three Amsterdam sites into the new site at the end of May 2017. The lease for this facility terminates in 2032, with an option to extend in increments of five-year periods. The lease contract provides for annual minimum increases in rent based on a consumer price index.

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The minimum rentals to be received until December 31, 2027 amount to $11.1 million as of March 31, 2018.

As of March 31, 2018, aggregate minimum lease payments for the calendar years and lease incentives received were as follows:

	Lexington	Amsterdam	Total
	in thousands
2018 (nine months remaining)	$1,396	$1,559	$2,955
2019	1,903	2,079	3,982
2020	1,956	2,079	4,035
2021	2,009	2,079	4,088
2022 and beyond	4,890	20,786	25,676
Total minimum lease payments	$12,154	$28,582	$40,736

Deferred rent related to lease incentives-non current	$4,637	$4,329	$8,966
Deferred rent related to lease incentives-current	750	336	1,086

Rent expense is calculated on a straight-line basis over the term of the leases and considers the lease incentives received. Aggregate rent expense was as follows:

	Three months ended March 31,
	2018	2017
	in thousands
Rent expense-Lexington	$278	$278
Rent expense-Amsterdam	429	748
Total rent expense	$707	$1,026

14          Subsequent event

None.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors”, and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission ( the “SEC”), on March 14, 2018. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. We have established clinical proof-of-concept in our lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, good manufacturing practices (“GMP”) -compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Hemophilia B program

On October 19, 2017, we announced that following multi-disciplinary meetings with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA), we plan to expeditiously advance AMT-061, which combines an AAV5 vector with the Factor IX (“FIX ) Padua mutant, into a pivotal study in 2018 for patients with severe and moderately severe hemophilia B. The study is expected to be an open-label, single-dose, multi-center, multi-national trial investigating the efficacy and safety of AMT-061 administered to adult patients with severe or moderately severe hemophilia B. Patients will serve as their own control, with a baseline established during a six-month observational lead-in phase prior to treatment with AMT-061. Concurrent with the start of the six-month lead-in phase of the pivotal study, a short dose-confirmation study will be conducted in approximately three patients administered with a single intravenous (IV) dose of AMT-061 at 2 x 1013 gc/kg. Patients will be evaluated for a period of approximately six weeks to assess FIX activity levels and confirm the dose. No lead-in phase is required for the dose confirmation study and patients will continue to be followed longer term.

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

During the first quarter 2018, we successfully completed our comparability analysis of the manufacturing process, controls and methods used for AMT-060 with those used for AMT-061. An amendment to our previously accepted investigational new drug application (“IND”) related to the dose-confirmation study was submitted to the FDA during the first quarter 2018. Product expected to be used in the dose-confirmation study has been manufactured in our state-of-the-art Lexington, MA facility and achieved full quality release.  We have also begun production of clinical material expected to be used in the pivotal trial. All clinical material is being produced utilizing current Good Manufacturing Practices (cGMP).

Huntington program (AMT-130)

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV carrying an engineered micro-RNA designed to silence the huntingtin gene. In September 2017 AMT-130 received orphan drug designation from the U.S. Food and Drug Administration and in January 2018 AMT-103 received orphan medical product designation from the European Medicines Agency.

We initiated our good laboratory practice (“GLP”) toxicology study in non-human primates with AMT-130 in September 2017. We expect to complete this study and file an IND with the FDA in the second half of 2018.

Intellectual property

In 2017, we acquired intellectual property that broadly covers the Padua FIX variant and its use in gene therapy for the treatment of coagulopathies, including hemophilia B. The intellectual property includes a patent issued in the U.S., as well as pending patent applications in Europe. In February 2018, the Canadian authorities issued a patent to us covering similar claims. We recently filed divisional patent applications in the U.S. with the goal of strengthening the intellectual property covering the Padua variant.

BMS collaboration

We continue to progress our research collaboration with Bristol-Myers Squibb (BMS) in congestive heart failure. We and BMS intend to advance the product candidate into further preclinical studies, including a heart function study of AMT-126 in diseased minipigs, which was initiated during the first quarter 2018.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2018	2017

Total revenues	$3,478	$3,321
Research and development expenses	(17,058)	(16,994)
Selling, general and administrative expenses	(6,301)	(6,358)
Net loss	(18,789)	(20,272)

As of March 31, 2018, and December 31, 2017, we had cash and cash equivalents of $140.8 million and $159.4 million, respectively. We had a net loss of $18.8 million in the three months ended March 31,  2018, and $20.3 million for the same period in 2017. As of March 31, 2018, and December 31, 2017, we had accumulated deficits of $471.0 million and $475.3 million, respectively. We anticipate that our loss from operations will increase in the future as we:

•	Advance AMT-061 into late-stage clinical development;
•	Complete our IND-enabling studies for our proprietary Huntington’s disease gene therapy program and initiate clinical studies;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”);
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates;
•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
•	Build-out our clinical, medical and regulatory capabilities in the U.S.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the BMS collaboration agreement, share-based payments, contingent consideration, valuation of derivative financial instruments, and research and development expenses. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. With the exception of ASC 606 revenue recognition, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018, during the three months ended March 31, 2018.

Adoption of ASC 606 revenue recognition on January 1, 2018

On January 1, 2018 we adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. We elected to implement ASC 606 by applying it to active collaboration arrangements as of the Initial Application Date and to record a cumulative adjustment of revenue previously recognized to our accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $2.5 million of license revenue during the three months ended March 31, 2018 related to the collaboration with BMS compared to $1.1 million that would have been recognized in accordance with the previous revenue recognition policies;

-	Continue to present revenue recognized during the three months ended March 31, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

In accordance with the previous revenue recognition policies we had concluded that the BMS collaboration agreement consisted of three performance obligations, (i) technology (license and target selections), know‑how and manufacturing in the field of gene therapy and development and active contribution to the development through the joint steering committee participations, (ii) provision of employees, goods and services for research, and (iii) clinical and commercial manufacturing. We determined that these three performance obligations are substantially identical with the performance obligations in accordance with our new revenue recognition policies:

(i)

Providing access to our technology and know-how in the field of gene therapy as well as actively contributing to the target selection, the collaboration as a whole, the development during the target selection, the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”);

(ii)	Providing pre-clinical research activities (“Collaboration Revenue”); and
(iii)	Providing clinical and commercial manufacturing services for products (“Manufacturing Revenue”).

License Revenue

We generate license revenue from a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015. We are also entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth collaboration target. We will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for AMT-126 and up to $217.0 million for each of the other selected targets, if milestones are achieved. We will include the variable consideration related to the selection of the fifth to tenth collaboration target or any of the milestones in the transaction price if we no longer consider it probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions we so far did not consider this probable. We might recognize significant amounts of License Revenue for services performed in prior periods if and when we determine that the uncertainty regarding the above variable consideration has been resolved and we would include these payments in the transaction price.

Additionally, we are eligible to receive net sales-based milestone payments and tiered high single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. These revenues will be recognized when earned.

Under the previous revenue standard, we recognized License Revenue over the expected performance period on a straight-line basis commencing on May 21, 2015. In accordance with the new revenue recognition standards, we recognize License Revenue over the expected performance period based on our measure of progress towards the completion of certain activities related to our services. We determine such progress by comparing activities performed at the end of each reporting period with total activities expected to be performed. We estimate total expected activities using a number of unobservable inputs, such as the probability of BMS designating additional targets, the probability of successfully completing each phase and estimated time required to provide services during the various development stages. If available, we use product candidate specific research and development plans. Alternatively, we assume that completion of the pre-clinical phase requires an average of four years and that clinical development and commercial launch on average require 8.5 years to complete.

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue, significantly impacts the amount of License Revenue we recognize. For example, if we would increase the probability of all additional targets being designated by 10% than the revenue for the three months ended March 31, 2018, would have decreased by approximately $0.7 million to $1.8 million as we would be required to render more services in relation to the Consideration received.

Collaboration and Manufacturing Revenue

The adoption of the new revenue recognition policies did not materially impact the recognition of Collaboration or Manufacturing Revenue.

Revenues

We recognize collaboration revenues associated with development activities that are reimbursable by Chiesi (up to the July 2017 termination of the collaboration) and BMS under our respective collaboration agreements.

We recognize license revenues associated with the amortization of the non-refundable upfront payment, target designation fees and research and development milestone payments we received or might receive from BMS and Chiesi (until June 2017). The timing of these cash payments may differ from the recognition of revenue, as revenue is deferred and recognized over the duration of the performance period. We recognize other revenue, such as sales milestone payments, when earned.

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

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

•

AMT-060/061 (hemophilia B). We initiated a Phase I/II clinical trial of AMT-060 for the treatment of hemophilia B in the first quarter of 2015. As announced in October 2017, we began preparing for a pivotal study in 2018 with AMT-061, a gene therapy including an AAV5 vector containing the Padua-FIX gene variant. We incurred costs related to the research, development and production of AMT-061. In July 2017, we and Chiesi terminated our Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by us (previously Chiesi was reimbursing 50% of such costs);

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

•

Preclinical research programs. We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and

•

Technology platform development and other related research. We incur significant research and development costs related to vector design, manufacturing and other aspects of our modular gene therapy technology platform that are applicable across all our programs.

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

Other items, net

Our other income consists of payments to subsidize our research and development efforts as well as income from the sublicensing of our Amsterdam facility (as from January 2018 onwards).

Our other expense consists of expenses we incur in relation to our sublicensing income.

Results of Operations

Comparison of the three months ended March 31, 2018, and 2017

The following table presents a comparison of the three months ended March 31, 2018, and 2017.

	Three months ended March 31,
	2018	2017	2018 vs 2017
	in thousands
Total revenues	$3,478	$3,321	$157
Operating expenses:
Research and development expenses	(17,058)	(16,994)	(64)
Selling, general and administrative expenses	(6,301)	(6,358)	57
Total operating expenses	(23,359)	(23,352)	(7)
Other income	615	316	299
Other expense	(333)	—	(333)
Loss from operations	(19,599)	(19,715)	116
Other non-operating items, net	718	(557)	1,275
Loss before income tax benefit	(18,881)	(20,272)	1,391
Income tax benefit	92	—	92
Net loss	$(18,789)	$(20,272)	$1,483

Revenue

Our revenue for the three months ended March 31, 2018, and 2017 was as follows:

	Three months ended March 31,
	2018	2017	2018 vs 2017
	in thousands
License revenue	$2,451	$1,183	$1,268
Collaboration revenue BMS	1,027	558	469
Collaboration revenue Chiesi	—	1,580	(1,580)
Total revenues	$3,478	$3,321	$157

We recognize license revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $2.5 million of BMS license revenue in the three months ended March 31, 2018, in accordance with our new revenue recognition policies we adopted on January 1, 2018. The increase in license revenue is a consequence of the method we use to determine the amount of services rendered. We recognized $0.9 million of BMS license revenue in the three months ended March 31, 2017, in accordance with our previous revenue recognition policies.

We recognized $1.0 million collaboration revenue from BMS in the three months ended March 31, 2018, compared to $0.6 million for the same period in 2017.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize collaboration revenue from our co-development of hemophilia B with Chiesi. We recognized $1.6 million of Chiesi collaboration revenue during the three months ended March 31, 2017, in accordance with our previous revenue recognition policies.

Research and development expenses

Research and development expenses for the three months ended March 31, 2018, were $17.1 million compared to $17.0 million for the same period in 2017.

•

We incurred $7.8 million in personnel and consulting expenses in 2018 compared to $8.1 million for the same period in 2017. Our 2018 costs decreased by $0.3 million as a result of a restructuring implemented in the beginning of 2017;

•

We incurred $0.8 million in share-based compensation expenses in 2018 compared to $0.7 million in 2017. The increase in 2018 of $0.1 million was driven by the recruitment of personnel to support the expansion of our proprietary and collaborator sponsored programs;

•	We recorded $0.1 million in termination benefits in 2018 compared to $0.2 million in 2017 related to the restructuring;
•

We incurred $5.1 million in external services and costs related to the development of our product candidates in 2018 compared to $3.9 million in 2017. The increase in 2018 was a result of costs we incurred preparing for the initiation of our pivotal study for AMT-061, as well as costs associated with our ongoing GLP toxicology study for AMT-130, which we initiated in September 2017;

•

We incurred $3.0 million in operating expenses and depreciation expenses related to our rented facilities in 2018, compared to $3.8 million in 2017. Our costs in 2018 decreased as a result of consolidating our facilities in Amsterdam into one new facility in April 2017; and

•

We recorded $0.1 million in expenses related to an increase in the fair value of the contingent consideration owed to the sellers of InoCard business in 2018 compared to a decrease of $0.1 million in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2018, were $6.3 million compared to $6.4 million for the same period in 2017.

•	We incurred $2.2 million in personnel and consulting expenses in 2018 compared to $2.2 million in 2017.;
•	We incurred $1.7 million of share‑based compensation expenses in 2018 compared to $0.9 million in 2017. The increase was driven by the appreciation of our share price; and
•

We incurred $1.2 million in professional fees in 2018 compared to $1.8 million in 2017. The decrease was primarily due to the nonrecurring costs we incurred in 2017 related to our conversion from a foreign private issuer to a U.S. domestic filer.

Other items, net

We recognized $0.3 million of income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended March 31, 2018, compared to $0.3 million for the same period in 2017.

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

Our other non-operating items, net, for the three months ended March 31, 2018, and 2017 were as follows:

	Three months ended March 31,
	2018	2017	2018 vs 2017
	in thousands
Interest income	$253	$11	$242
Interest expense - Hercules long-term debt	(416)	(504)	88
Foreign currency gains / (losses), net	178	(93)	271
Other non-operating income	703	29	674
Total other non-operating income / (expense), net	$718	$(557)	$1,275

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $0.2 million during the three months ended March 31, 2018, compared to a net loss of $0.1 million during the same period in 2017.

In the three months ended March 31, 2018, we recognized a gain of $0.7 million related to fair value changes of warrants compared to a gain of $0.0 million for the same period in 2017.

Financial Position, Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and restricted cash of $143.3 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into early 2020. The table below summarizes our consolidated cash flow data for the three months ended March 31, 2018, and 2017.

	Three months ended March 31,
	2018	2017
	in thousands
Cash, cash equivalents and restricted cash at the beginning of the period	$161,851	$134,324
Net cash used in operating activities	(21,440)	(11,668)
Net cash used in investing activities	(648)	(1,969)
Net cash generated from financing activities	1,562	441
Foreign exchange impact	1,997	980
Cash, cash equivalents and restricted cash at the end of period	$143,322	$122,108

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $18.8 million during the three months ended March 31, 2018, compared to a loss of $20.3 million during the same period in 2017. As of March 31, 2018, we had an accumulated deficit of $471.0 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through March 31, 2018, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

On October 27, 2017, we completed a follow-on public offering of ordinary shares. We issued and sold 5,000,000 ordinary shares at $18.25 per ordinary share, resulting in gross proceeds of approximately $91.3 million. The net proceeds to us from this offering were approximately $85.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In September 2017, we established an “at the market” equity offering program pursuant to which we can sell up to five million ordinary shares at prevailing market prices from time to time.

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

We are subject to covenants under our Loan Agreement with Hercules and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the Hercules loan agreement may limit our ability to obtain debt financing. To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financings, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash used in operating activities

Net cash used in operating activities was $21.4 million for the three months ended March 31, 2018, an increase of $9.7 million compared to the $11.7 million of cash used in the same period in 2017.

The increase is primarily due to a $3.1 million unfavorable change in our net working capital during the three months ended March 31, 2018, compared to a $4.9 million favorable change in our net working capital during the same period in 2017. The unfavorable change in our working capital during the current year period was because the Company reduced its accrual for short-term incentives (net of accruals for the current year) by $2.5 million. The favorable change in working capital during the prior year period was driven by a $7.4 million reduction in receivables due from our collaborators and $1.1 million of lease incentive payments collected during the three months ended March 31, 2017.

Net cash used in investing activities

In the three months ended March 31, 2018, we used $0.6 million in our investing activities compared to $2.0 million for the same period in 2017.

	Three months ended March 31,
	2018	2017
	in thousands
Build out of Lexington site	$(432)	$(236)
Build out of Amsterdam sites	(216)	(1,733)
Total investments	$(648)	$(1,969)

Net cash generated from financing activities

During the three months ended March 31, 2018, we received $1.6 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $0.4 million in the same period 2017.

Funding requirements

We currently expect that our cash and cash equivalents as of March 31, 2018 will be sufficient to fund operations into early 2020. Our future capital requirements will depend on many factors, including but not limited to:

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
•

the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility; and

•	the costs associated with recent and future hiring of senior management and other personnel.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of March 31, 2018, that are expected to have an impact on liquidity and cash flows in future periods.

		Less than 1	Between 1	Between 2
	Undefined	year	and 2 years	and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $3.5 million interest payments)	$—	$6,240	$14,084	$3,215	$—	$23,539
Operating lease obligations	—	3,942	3,995	12,304	20,495	40,736
Contingent consideration (nominal amount)	16,637	—	—	—	—	16,637
Total	$16,637	$10,182	$18,079	$15,519	$20,495	$80,912

Due to uncertainty of the timing of achieving certain contractual milestones, the contingent consideration of $16.6 million (€13.5 million) related to our acquisition of InoCard (later renamed uniQure GmbH) is considered to have an undefined contractual maturity. As of March 31, 2018, we expect the milestone obligations will become payable between 2018 and 2022. When due, 50% of the obligations can be settled either in cash or in a variable number of our shares. As of March 31, 2018, we recorded this obligation at its fair value of $4.0 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2018, has not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on such evaluation, our CEO has concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018,  we implemented appropriate changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to support the recognition of revenue and the preparation of additional revenue-related disclosures in accordance with ASC 606.

Part II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 13, 2017, field with the SEC on March 14, 2018, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on March 14, 2018.

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

Our progress in early-stage clinical trials may not be indicative of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be indicative of progress in trials for other product candidates*.

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

In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. Since the Company did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes, patients who have anti-AAV5 antibodies will be permitted to enroll in our planned pivotal study of AMT-061. Since we only have been able to test a limited sample of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results, and if so, negatively impact the outcome of our study.

In advance of treating patients in the pivotal study of AMT-061, we plan to conduct a short study to confirm the dose expected to be used in the pivotal trial.  The dose-confirmation study is expected to enroll approximately three patients that will be administered a single dose of 2 x 1013 gc/kg. The Company will rely on the short-term data from this study, including FIX activity and safety outcomes during the weeks following administration of AMT-061, to confirm the dose to be used in the pivotal study.  Given the limited number of patients and short follow-up period, data from this study may exhibit significant variability and differ materially from the future results of our planned pivotal study of AMT-061.

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

As of March 31, 2018, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

•	successful completion of preclinical studies and clinical trials;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	our ability to timely manufacture sufficient quantities according to required quality specifications;
•	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
•	obtaining and maintaining regulatory approval for our manufacturing facility in Lexington, Massachusetts;
•	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
•	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
•	acceptance of our products, if approved, by patients, the medical community and third-party payers;
•	effectively competing with existing therapies and gene therapies based on safety and efficacy profile;
•	achieve value-based pricing levels based on durability of expression, safety and efficacy;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
•	obtain adequate reimbursement for the total patient population and each sub group to sustain a viable commercial business model in US and EU markets.

Failure to achieve or implement any of these elements could result in significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business.

The affected populations for our gene therapies may be smaller than we or third parties currently project, which may affect the size of our addressable markets*.

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

The addressable markets for AAV-based gene therapies are also impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid are generally not eligible for administration of a gene therapy that includes this particular capsid. For example, our AMT-061 gene therapy candidate for hemophilia B patients incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. However, the Company did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, implying that patients who have anti-AAV5 antibodies may still be eligible for AAV5-mediated gene transfer. Since we only have been able to test a limited sample of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results. This may limit the addressable market for AMT-061 and any future revenues derived from the sale of the product.

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

We anticipate that the cost of treatment using our product candidates will be significant. We expect that most patients and their families will not be capable of paying for our products themselves. There will be no commercially viable market for our product candidates without reimbursement from third party payers, such as government health administration authorities, private health insurers and other organizations. Even if there is a commercially viable market, if the level of third party reimbursement is below our expectations, our revenues and gross margins will be adversely affected, and our business will be harmed.

Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures. Increasingly, third party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications. Additionally, in the United States and some foreign jurisdictions, legislative and regulatory changes regarding the healthcare system and insurance coverage, particularly considering the new U.S. presidential administration, could result in more rigorous coverage criteria and downward pressure on drug prices, and may affect our ability to profitably sell any products for which we obtain marketing approval.

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

We had a net loss of $18.8 million in the three months ended March 31, 2018, $79.3 million in the full year 2017 and $73.4 million in 2016. As of March 31, 2018, we had an accumulated deficit of $471.0 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

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

On September 15, 2017, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”) to establish an “at the market” (“ATM”) program pursuant to which they are able, with our authorization, to offer and sell up to five million ordinary shares at prevailing market prices from time to time. We have not currently sold any shares pursuant to the Sales Agreement and do not have any immediate plans to do so. Under the Sales Agreement, Leerink is not required to sell any specific number or dollar amount of our ordinary shares, but will use its reasonable efforts, as our agent and subject to the terms of the Sales Agreement, to sell that number of shares upon our request. Sales of the ordinary shares, if any, may be made by any means permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will generally be made by means of brokers' transactions on the NASDAQ Global Select Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Leerink.

We may terminate the Sales Agreement at any time. We have not sold any ordinary shares under our ATM program so far. Whether we choose to terminate the Sales Agreement or affect future sales under our ATM program will depend upon a variety of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of these new ordinary shares through our ATM program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

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

As of March 31, 2018, we had $20.0 million of outstanding principal of borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from December 2018 through May 2020. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through April 27, 2018, the sale price of our ordinary shares ranged from a high of $36.38 to a low of $4.72. The closing price on April 27, 2018, was $29.92 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 47.5% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at March 31, 2018. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets.

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

EXHIBIT INDEX

31.1*Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±Section 1350 Certification

101*The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 30, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed herewith.

±Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQURE, N.V.
By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive and Financial Officer)
By: /s/ Christian Klemt Christian Klemt Chief Accounting Officer

Dated April 30, 2018