Form 10-Q
period 2018-06-30
uniQure N.V.
filed 2018-08-08
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (do not check if smaller reporting company) ☐ Emerging growth company ☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ☒

As of August 6, 2018, the registrant had  37,140,478 ordinary shares, par value €0.05, outstanding.

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

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and in our Annual Report on Form 10-K for the year ended December 31, 2017, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward‑looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements after completion of the filing of this Quarterly Report on Form 10‑Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward‑looking statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.        Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$259,180	$159,371
Accounts receivable and accrued income from related party	1,037	1,586
Prepaid expenses	2,071	1,139
Other current assets	418	687
Total current assets	262,706	162,783
Non-current assets
Property, plant and equipment, net	32,126	34,281
Intangible assets, net	10,733	9,570
Goodwill	516	530
Restricted cash	2,458	2,480
Total non-current assets	45,833	46,861
Total assets	$308,539	$209,644
Current liabilities
Accounts payable	$3,866	$2,908
Accrued expenses and other current liabilities	8,920	8,838
Current portion of long-term debt	8,028	1,050
Current portion of deferred rent	1,082	737
Current portion of deferred revenue	8,463	4,613
Current portion of contingent consideration	1,081	1,084
Total current liabilities	31,440	19,230
Non-current liabilities
Long-term debt, net of current portion	12,840	19,741
Deferred rent, net of current portion	8,464	9,114
Deferred revenue, net of current portion	32,853	67,408
Contingent consideration, net of current portion	2,704	2,880
Derivative financial instruments related party	1,309	1,298
Other non-current liabilities	513	614
Total non-current liabilities	58,683	101,055
Total liabilities	90,123	120,285
Commitments and contingencies (see note 13)
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at June 30, 2018 and December 31, 2017 and 37,126,741 and 31,339,040 ordinary shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	2,288	1,947
Additional paid-in-capital	712,399	566,530
Accumulated other comprehensive loss	(4,688)	(3,800)
Accumulated deficit	(491,583)	(475,318)
Total shareholders' equity	218,416	89,359
Total liabilities and shareholders' equity	$308,539	$209,644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in thousands, except share and per share amounts		in thousands, except share and per share amounts
License revenues	$—	$(226)	$—	$8
License revenues from related party	2,123	987	4,574	1,936
Collaboration revenues	—	3,058	—	4,638
Collaboration revenues from related party	927	1,123	1,954	1,681
Total revenues	3,050	4,942	6,528	8,263
Operating expenses:
Research and development expenses	(18,493)	(16,866)	(35,551)	(33,860)
Selling, general and administrative expenses	(5,896)	(5,410)	(12,197)	(11,768)
Total operating expenses	(24,389)	(22,276)	(47,748)	(45,628)
Other income	565	266	1,180	582
Other expense	(429)	(2,640)	(762)	(2,640)
Loss from operations	(21,203)	(19,708)	(40,802)	(39,423)
Interest income	583	12	836	23
Interest expense	(565)	(502)	(981)	(1,006)
Foreign currency gains / (losses), net	2,255	(1,071)	2,433	(1,164)
Other non-operating (loss) / income, net	(1,301)	—	(598)	29
Loss before income tax expense	(20,231)	(21,269)	(39,112)	(41,541)
Income tax expense	(361)	—	(269)	—
Net loss	$(20,592)	$(21,269)	$(39,381)	$(41,541)
Other comprehensive (loss) / income, net of income tax:
Foreign currency translation adjustments net of tax impact of $0.4 million and nil for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and nil for the six months ended June 30, 2018 and 2017, respectively.	(2,513)	404	(2,692)	726
Total comprehensive loss	$(23,105)	$(20,865)	$(42,073)	$(40,815)

Basic and diluted net loss per ordinary share	$(0.57)	(0.83)	$(1.16)	$(1.63)
Weighted average shares used in computing basic and diluted net loss per ordinary share	36,205,061	25,560,348	33,970,195	25,502,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income/(loss)	deficit	equity
	in thousands, except share and per share amounts
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(39,381)	(39,381)
Other comprehensive loss	—	—	—	(2,690)	—	(2,690)
Follow-on public offering	5,175,000	309	138,182	—	—	138,491
Exercise of share options	267,753	12	2,975	—	—	2,987
Restricted and performance share units distributed during the period	344,948	20	(20)	—	—	—
Share-based compensation expense	—	—	4,732	—	—	4,732
Balance at June 30, 2018	37,126,741	2,288	712,399	(4,688)	(491,583)	218,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2018	2017
	in thousands
Cash flows from operating activities
Net loss	$(39,381)	$(41,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,211	4,257
Share-based compensation expense	4,732	3,531
Change in fair value of derivative financial instruments and contingent consideration	517	397
Unrealized foreign exchange (gains) / losses	(3,417)	1,168
Change in deferred taxes	269	-
Change in lease incentives	(52)	1,634
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(202)	5,096
Accounts payable	717	(1,334)
Accrued expenses and other liabilities	208	(696)
Deferred revenue	(4,579)	(3,315)
Net cash used in operating activities	(37,977)	(30,803)
Cash flows from investing activities
Purchases of intangible assets	(1,445)	(578)
Purchase of property, plant and equipment	(1,197)	(2,830)
Net cash used in investing activities	(2,642)	(3,408)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option plans	2,987	939
Proceeds from public offering of shares, net of issuance costs	138,491	-
Net cash generated from financing activities	141,478	939
Currency effect cash, cash equivalents and restricted cash	(1,071)	4,914
Net decrease in cash, cash equivalents and restricted cash	99,787	(28,358)
Cash, cash equivalents and restricted cash at beginning of period	161,851	134,324
Cash, cash equivalents and restricted cash at the end of period	$261,638	$105,966
Supplemental cash flow disclosures:
Cash and cash equivalents	$259,180	$104,087
Restricted cash related to leasehold and other deposits	$2,458	$1,879
Total cash, cash equivalents and restricted cash	$261,638	$105,966
Cash paid for interest	$(851)	$(840)
Non-cash increases / (decreases) in accounts payables related to purchases of intangible assets and property, plant and equipment	$316	$(1,108)

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

2.2Unaudited interim financial information

The interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and changes in financial position for the period presented.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2018, other than the recent adoption of accounting pronouncements discussed below and changing the description of the line item “other non-current assets” to “restricted cash” in the unaudited consolidated balance sheets.

2.5Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. The Company elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to the accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $2.1 million and $4.6 million of license revenue during the three and six months ended June 30, 2018, respectively related to the collaboration with BMS compared to $1.1 million and $2.2 million, respectively, that would have been recognized in accordance with the previous revenue recognition policies;

-	Continued to present revenue recognized during the three and six months ended June 30, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

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

ASU 2017-09: Compensation (topic 718)- scope of modification accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-stock compensation (topic 718) -- scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard became effective on January 1, 2018 and needs to be applied prospectively. Application of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements in the three or six month period ended June 30, 2018.

ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. Application of the standard was effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements in the three or six month period ended June 30, 2018.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements except the one discussed below:

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	in thousands
At December 31, 2017
Assets:
Cash, cash equivalents and restricted cash	$161,851	$—	$—	$161,851
Total assets	161,851	—	—	161,851
Liabilities:
Derivative financial instruments - debt	—	—	337	337	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	1,298	1,298
Contingent consideration	—	—	3,964	3,964
Total liabilities	$—	$—	$5,599	$5,599
At June 30, 2018
Assets:
Cash, cash equivalents and restricted cash	$261,638	$—	$—	$261,638
Total assets	261,638	—	—	261,638
Liabilities:
Derivative financial instruments - debt	—	—	916	916	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	1,309	1,309
Contingent consideration	—	—	3,785	3,785
Total liabilities	$—	$—	$6,010	$6,010

Changes in Level 3 items during the six months ended June 30, 2018, are as follows

		Derivative
	Contingent	financial
	consideration	instruments	Total
	in thousands
Balance at December 31, 2017	$3,964	$1,635	$5,599
(Gains) / losses recognized in profit or loss	(81)	598	517
Currency translation effects	(98)	(8)	(106)
Balance at June 30, 2018	$3,785	$2,225	$6,010

Contingent consideration

In connection with the Company’s acquisition of InoCard GmbH (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. One half of any future milestone can be settled in the form of Company ordinary shares. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of the following milestones:

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

Varying the timing of the milestones, the discount rate and the POS of unobservable inputs results in the following fair value changes:

June 30,
2018
in thousands
Change in fair value
Moving out of all milestones by 6 months	$(202)
Increasing the POS for the first milestone by 20%	1,152
Decreasing the POS for the first milestone by 20%	(1,152)
Reducing the discount rate from 12.0% to 2.0%	1,272
Increasing the discount rate from 12.0% to 22.0%	(638)

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company (“BMS”) and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The fair value of these derivative financial instruments as of June 30, 2018, was $2.2 million (December 31, 2017: $1.6 million), and these derivative financial instruments are described in more detail below.

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

In March 2018, the Company reduced the probability of the warrants being exercised resulting in a reduction of the warrants fair value by $1.1 million.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market of the warrants by increasing the volatility by 10% to 85%. A further sensitivity analysis was performed assuming the exercise date of the warrants would occur one year later than what was assumed in the initial valuation. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of June 30, 2018.

Total warrants
in thousands
Base case	$1,309
Increase volatility by 10% to 85%	327
Extend exercise dates by one year	38

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

There were no significant changes in the sensitivity of the fair value from (un)observable inputs as of June 30, 2018, compared to December 31, 2017.

4            Collaboration arrangements and concentration of credit risk

In the three and six months ended June 30, 2018, the Company generated all collaboration and license revenues from its Collaboration and License Agreement with BMS.

The Company and Chiesi Farmaceutici S.p.A. (“Chiesi”) terminated their collaboration in 2017.

Services to BMS are rendered through the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in thousands
Bristol Myers Squibb	$3,050	$2,110	$6,528	$3,617
Chiesi Farmaceutici S.p.A (terminated in 2017)	—	2,832	—	4,646
Total	$3,050	$4,942	$6,528	$8,263

Amounts owed by BMS in relation to the collaboration services are as follows:

	June 30,	December 31,
	2018	2017
	in thousands
Bristol Myers Squibb	$1,037	$1,586

BMS collaboration

In May 2015, the Company closed a Collaboration and License Agreement with BMS (the “BMS Collaboration Agreement”) that provides exclusive access to the Company’s gene therapy technology platform for multiple targets in cardiovascular (and other target-specific) diseases. The collaboration included the Company’s proprietary gene therapy program for congestive heart failure which aims to restore the heart's ability to synthesize AMT-126, a calcium sensor and master regulator of heart function, and thereby improve clinical outcomes for patients with reduced ejection fraction. Beyond cardiovascular diseases, the agreement also included the potential for a target exclusive collaboration in other disease areas. In total, the companies may collaborate on ten targets, including AMT-126.

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

License revenue – BMS

The Company recognized $2.1 million and $4.6 million of license revenue for the three and six months ended June 30, 2018, respectively, compared to $1.0 million and $1.9 million during the same periods in 2017 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015 (together “Consideration”).

The Company also is entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth collaboration target. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for AMT-126 and up to $217.0 million for each of the other selected targets, if milestones are achieved. The Company will include the variable consideration related to the selection of the fifth to tenth collaboration target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. The Company will recognize significant amounts of License Revenue for services performed in prior periods if and when the Company considers this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions the Company does not currently consider this probable.

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

Under the previous revenue standard, the Company recognized License Revenue over the expected performance period on a straight-line basis commencing on May 21, 2015. In accordance with the new revenue recognition standards, the Company recognizes License Revenue over the expected performance period based on its measure of progress towards the completion of certain activities related to its services. The Company determines such progress by comparing activities performed at the end of each reporting period with total activities expected to be performed. The Company estimates total expected activities using a number of unobservable inputs, such as the probability of BMS designating additional targets, the probability of successfully completing each phase and estimated time required to provide services during the various development stages. If available, the Company uses product candidate-specific research and development plans. Alternatively, the Company assumes that completion of the pre-clinical phase requires an average of four years and that clinical development and commercial launch on average require 8.5 years.

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional targets being designated by 10% then the revenue for the six months ended June 30, 2018 would have decreased by approximately $1.3 million to $3.3 million, as the Company would be required to render more services in relation to the Consideration received.

Collaboration Revenue – BMS

The Company provides research and development services to BMS. Collaboration revenue related to these contracted services is recognized when earned.

The Company generated $0.9 million and $2.0 million of collaboration revenue during the three and six months ended June 30, 2018, respectively, compared to $1.1 million and $1.7 million during the same periods in 2017.

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

5            Property, plant and equipment

The following table presents the Company’s property, plant and equipment as of June 30, 2018, and December 31, 2017:

	June 30,	December 31,
	2018	2017
	in thousands
Leasehold improvements	$32,428	$32,297
Laboratory equipment	15,620	15,976
Office equipment	2,757	2,304
Construction-in-progress	958	745
Total property, plant, and equipment	51,763	51,322
Less accumulated depreciation	(19,637)	(17,041)
Property, plant and equipment, net	$32,126	$34,281

Total depreciation expense was $1.5 million and $3.0 million during the three and six months ended June 30, 2018, respectively, compared to $1.7 million and $3.4 million during the same periods in 2017.

6            Intangible assets

The following table presents the Company’s acquired licenses:

	June 30,	December 31,
	2018	2017
	in thousands
Licenses	$7,426	$9,551
Less accumulated amortization and impairment	(2,143)	(5,575)
Licenses, net	$5,283	$3,976
Acquired research and development	5,450	5,594
Intangible assets, net	$10,733	$9,570

Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, compared to $0.7 million and $0.8 million during the same periods in 2017.

During the six months ended June 30, 2018, the Company capitalized $1.6 million of expenditures related to contractual milestone payments under existing license agreements as well as costs incurred in relation to entering into new license agreements. During the same period the Company disposed a number of fully amortized, expired licenses.

The Company acquired research and development as part of its acquisition of InoCard in July 2014. The carrying amount as at June 30, 2018 is $5.5 million (December 31, 2017: $5.6 million).

7             Accrued expenses and other current liabilities, other non-current expenses

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2018	2017
	in thousands
Accruals for services provided by vendors-not yet billed	$3,365	$2,348
Personnel related accruals and liabilities	4,694	5,646
Other current liabilities	861	844
Total	$8,920	$8,838

According to the previously reported Glybera Termination Agreement the Company is responsible for terminating the Phase IV post-approval study. As of June 30, 2018, the accrual related to these obligations was $0.4 million (including a non-current portion of $0.2 million) compared to $0.6 million ($0.3 million non-current) as of December 31, 2017.

Restructuring plan

In November 2016, the Company announced a plan to restructure its activities resulting from a company-wide strategic review with the aim of refocusing its pipeline, consolidating its manufacturing capabilities into its Lexington, Massachusetts site, reducing operating costs and enhancing overall execution. At various dates between December 2016 and February 2018, the Company entered into termination agreements with certain employees. Depending on the circumstances surrounding an employee’s departure, the Company accrued the related termination costs over the service period or at the date of communication to the employee. Changes in accrued termination benefits (included in research and development expenses) for the six months ended June 30, 2018, are detailed in the table below.

Accrued
termination
benefits
in thousands
Balance at December 31, 2017	$625
Accrued through operations	96
Payments	(644)
Currency translation effects	3
Balance at June 30, 2018	$80

8           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility extended the maturity date from June 30, 2018, to May 1, 2020. As at June 30, 2018, and December 31, 2017, $20.0 million was outstanding. The interest rate is adjustable and is the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate was initially 8.25% per annum with a back-end fee of 4.85% and a facility fee of 0.75% of the outstanding loan amounts. The interest-only payment period was extended by 12 months to November 30, 2018 as a result of raising more than $50.0 million in equity financing in October 2017.

The amortized cost of the 2016 Amended Facility was $20.8 million as June 30, 2018, compared to $20.8 million as of December 31, 2017, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan in the three and six months ended June 30, 2018, was $1.1 million and $0.6 million, respectively, compared to a foreign currency gain of $1.3 million and $1.6 million during the same periods in 2017. The fair value of the loan approximates its carrying amount.

Interest expense associated with the 2016 Amended Facility during the three and six months ended June 30, 2018 was $0.5 million and $0.9 million, respectively, compared to $0.5 million and $1.0 million during the same periods in 2017.

As a covenant in the 2016 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of the outstanding balance of principal due and 50% of worldwide cash reserves. This restriction on the cash reserves only relates to the deposit location of the cash reserves, and such cash reserves can be used at the discretion of the Company. In combination with other covenants, the 2016 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc.

9             Shareholders’ Equity

On May 7, 2018, the Company completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to the Company of approximately $147.5 million. The net proceeds to the Company from this offering were approximately $138.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company capitalized $0.2 million of expenses related to this offering (which were deducted from additional paid-in capital in the accompanying consolidated balance sheet).

On May 2, 2018, the Company and Leerink mutually terminated with immediate effect the September 2017 Sales Agreement with Leerink for an at-the-market offering program (“ATM program”). The ATM program allowed for the offer and sale of up to 5 million ordinary shares at prevailing market prices from time to time. The Company did not offer or sell any ordinary shares under the ATM program.

10             Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in thousands
Research and development	$993	$794	$1,799	$1,481
Selling, general and administrative	1,212	1,132	2,933	2,050
Total	$2,205	$1,926	$4,732	$3,531

Share-based compensation expense recognized by award type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in thousands
Award type
Share options	$1,096	$883	$2,155	$1,709
Restricted share units (“RSUs”)	540	716	1,286	1,232
Performance share units (“PSUs”)	569	327	1,291	590
Total	$2,205	$1,926	$4,732	$3,531

As of June 30, 2018, the unrecognized compensation costs related to unvested awards under the various share-based compensation plans were:

		Weighted-average
	Unrecognized	remaining
	compensation	period for
	costs	recognition
Award type	in thousands	in years
Share options	$12,237	3.18
Restricted share units	4,683	2.00
Performance share units	6,708	2.10
Total	$23,628	2.64

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan. At the annual general meeting of shareholders in June 2018, the Company’s shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 3,000,0000 to a total of 8,601,471. The Company previously had a 2012 Equity Incentive Plan (“2012 Plan”). As of June 30, 2018, 33,467 fully vested share options are outstanding (December 31, 2017: 72,818)  under the 2012 Plan.

Share options

The following table summarizes option activity for the six months ended June 30, 2018:

		Weighted average
	Options	exercise price

Outstanding at December 31, 2017	2,456,433	$10.06
Granted	708,137	$22.24
Forfeited	(227,175)	$12.52
Expired	(10,572)	$13.29
Exercised	(232,082)	$11.63
Outstanding at June 30, 2018	2,694,741	$12.91

Fully vested and exercisable at June 30, 2018	948,888	$11.38
Outstanding and expected to vest at June 30, 2018	1,745,853	$13.74

Total weighted average grant date fair value of options issued during the period (in $ million)		$13.1
Granted to directors and officers during the period (options, $ in million)	241,961	$2.9
Proceeds from option sales (in $ million)		$3.0

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

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2018	2017	2018	2017
Expected volatility	75%	75%	75%	75%
Expected terms (in years)	10 years	10 years	10 years	10 years
Risk free interest rate	2.99% - 3.07%	2.43%	2.77% - 3.07%	2.43% - 2.81%
Expected dividends	0%	0%	0%	0%

Restricted Share Units (RSUs)

The following table summarizes the RSUs activity for the six months ended June 30, 2018:

	RSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	683,663	$6.38
Granted	212,599	$19.41
Vested	(276,833)	$5.99
Forfeited	(53,854)	$11.08
Non-vested at June 30, 2018	565,575	$11.03

Total fair value of RSUs awarded during the period (in million)		$4.1
Granted to directors and officers during the period (shares, $ in million)	98,808	$1.9

RSUs vest over one to three years. RSUs granted in March 2017 to the Company’s Chief Executive Officer will vest equally over two years from the date of grant and RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units (PSUs)

The following table summarizes the PSUs activity for the six months ended June 30, 2018:

	PSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	511,074	$16.73
Granted	—
Vested	(68,115)	$15.79
Forfeited	(64,681)	$18.24
Non-vested at June 30, 2018	378,278	$16.74
PSUs awarded but not yet earned	117,197	$23.50
Total non-vested and discretionary PSUs	495,475	$18.34

Total weighted average grant date fair value of PSUs awarded during the period (in million)		$2.8

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

12          Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

The potentially dilutive ordinary shares are summarized below:

	June 30,
	2018	2017
	ordinary shares
BMS warrants	7,530,000	5,282,647
Stock options under 2014 Plan and Nasdaq inducement rules	2,694,741	2,627,863
Non-vested RSUs and earned PSUs	943,853	742,202
Stock options under 2012 Plan	33,467	196,702
Warrants	37,175	37,175
Total potential dilutive ordinary shares	11,239,236	8,886,589

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The minimum rentals to be received through December 31, 2027 amount to $10.2 million as of June 30, 2018.

As of June 30, 2018, aggregate minimum lease payments for the calendar years and lease incentives received were as follows:

	Lexington	Amsterdam	Total
	in thousands
2018 (six months remaining)	$934	$985	$1,919
2019	1,903	1,971	3,874
2020	1,956	1,971	3,927
2021	2,009	1,971	3,980
2022 and beyond	4,890	20,029	24,919
Total minimum lease payments	$11,692	$26,927	$38,619

Deferred rent related to lease incentives-non current	$4,440	$4,024	$8,464
Deferred rent related to lease incentives-current	764	318	1,082

Rent expense is calculated on a straight-line basis over the term of the leases and considers the lease incentives received. Aggregate rent expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in thousands
Rent expense-Lexington	$278	$274	$556	$552
Rent expense-Amsterdam	422	777	851	1,525
Total rent expense	$700	$1,051	$1,407	$2,077

14          Subsequent event

The Company appointed Robert Gut M.D., Ph.D. as Chief Medical Officer effective August 20, 2018. Dr. Gut has served as a non-executive member of the Company’s Board of Directors since June 2018 and the Company expects that Dr. Gut will be appointed as an executive director of the Board pursuant to Dutch law. Contingent on the negotiation and execution of a final employment agreement, the Board approved an annual base salary for Dr. Gut of $425,000, eligibility for an annual bonus of 40% of his base salary, and an initial stock grant of 35,000 restricted stock units and an option to purchase 70,000 ordinary shares of the Company.  Dr. Gut has nearly 20 years of experience in the biopharmaceutical industry leading clinical development and medical affairs activities in hematology and other therapeutic areas and will succeed Steven Zelenkofske, who recently resigned effective August 20, 2018 due to personal reasons.

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

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. We have established clinical proof-of-concept in our lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Hemophilia B program

On October 19, 2017, we announced that, following multi-disciplinary meetings with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), we plan to expeditiously advance AMT-061, which combines an AAV5 vector with the Factor IX (“FIX”) Padua mutant, into a pivotal study in 2018 for patients with severe and moderately severe hemophilia B.

During the first months of 2018, we completed the full comparability analysis for AMT-061 and submitted an Investigational New Drug (“IND”) amendment to the FDA supporting our planned AMT-061 dose-confirmation study.  Extensive data including comparability, manufacturing capability and non-clinical safety and bioequivalence were included in the submission.  We also completed the manufacturing and full quality release of product for use in the dose-confirmation study. The product was produced in our state-of-the-art manufacturing facility in Lexington, Massachusetts.

In May 2018, we presented data at the American Society of Gene & Cell Therapy Annual Meeting in Chicago showing successful liver transduction with the AAV5 vector in both non-human primates and humans with pre-existing anti-AAV5 neutralizing antibodies (“NABs”). In a study re-analyzing pre-treatment sera samples of the ten patients in the Phase I/II clinical trial of AMT-060, no relationship was detected between the presence of pre-treatment anti-AAV5 NABs and clinical outcomes of AMT-060 in patients with hemophilia B.

In June 2018, we enrolled the first patient in the Phase III pivotal study of AMT-061. The Phase III pivotal trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of AMT-061. Approximately 50 adult hemophilia B patients classified as severe or moderately severe will be enrolled in a six-month observational period during which time they will continue to use their current standard of care to establish a baseline control. After the six-month lead-in period, patients will receive a single intravenous administration of AMT-061. We have initiated cGMP production of clinical material expected to be used in the pivotal trial.

In June 2018 we initiated recruitment for our Phase IIb dose confirmation study of AMT-061. The dose-confirmation study, which is expected to include approximately three patients, will be conducted concurrently with the lead-in phase of the pivotal study. The first patient has now been consented and successfully screened for study and is expected to be treated shortly. Patients will receive a single dose of 2x1013 vc/kg and be evaluated for a period of approximately six to eight weeks to determine FIX activity and confirm the dose of AMT-061 for the pivotal study.

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

Huntington program (AMT-130)

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV vector carrying an engineered micro-RNA designed to silence the huntingtin gene. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA.

In September 2017, we initiated a good laboratory practice (“GLP”) safety and toxicology study in non-human primates with AMT-130. The six-month in-life portion of a GLP-safety and toxicology study on AMT-130 in non-human primates has been completed and all study reports are expected to be finalized in the third quarter of 2018. Data from this study will be used in support of an IND application for AMT-130 which is expected to be submitted to the FDA later this year.

In April 2018, we presented an overview of its preclinical data establishing proof-of-concept for AMT-130 at the 2018 American Academy of Neurology Annual Meeting in Los Angeles, California. Data from multiple studies in Huntington's disease animal models across three different species show that a single intraparenchymal administration of AMT-130 into the striatum, resulted in a dose-dependent and sustained reduction of mutant huntingtin protein (mHTT) in both the deep structures of the brain and the cortex. Specifically, we presented data from an ongoing preclinical study in transgenic minipigs, one of the largest Huntington's disease animal models available, demonstrating significant reductions in human mHTT by a median of 68% in the striatum and a median of 47% in the frontal cortex at 6 months after administration of AMT-130.

BMS collaboration

We continue to progress our research collaboration with Bristol-Myers Squibb (BMS), which includes research programs focused on cardiovascular and other diseases. In January 2018, BMS initiated a preclinical study of AMT-126, a gene therapy candidate targeting congestive heart failure, in a diseased minipig model to evaluate its impact on heart function.

Intellectual property

Expanding Padua FIX patents

In 2017, we acquired from Professor Simioni, a renowned hemophilia expert at the University of Padua, Italy.  The intellectual property includes U.S. Patent Number 9,245,405, which covers compositions of FIX-Padua nucleic acids and polypeptides (proteins), as well as their therapeutic uses.

On May 29, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted us a second patent, U.S. Patent Number 9,982,248, which broadly covers methods of treating coagulopathies (bleeding disorders), including hemophilia B, using AAV-based gene therapy with nucleic acid encoding the hyperactive FIX Padua variant. The FIX Padua variant is a Factor IX protein carrying a leucine at the R338 position, often called the "FIX-Padua" or "Padua mutant".

In addition to the U.S. patent, on February 20, 2018, the Canadian Intellectual Property Office granted Patent Number 2,737,094, which broadly covers FIX-Padua nucleic acids for use in gene therapy and FIX-Padua polypeptides for use in FIX replacement therapy. We are also currently pursuing European patents directed toward therapeutic uses of FIX-Padua nucleic acids and polypeptides.

Expanding Intellectual Property Portfolio in Manufacturing

We continue to strengthen the intellectual property related to our proprietary insect cell-based AAV manufacturing process. In May 2018, the USPTO granted U.S. Patent Number 9,840,694, which includes claims covering nanofiltration to selectively remove potential residual baculovirus from the product. We believe this nanofiltration step is important for product quality and safety and that nanofiltration generally may be required to comply with viral clearance standards established by global regulatory authorities. Related patents were previously granted in Europe, Japan and several other jurisdictions.

The 9,840,694 patent expands our intellectual property portfolio directed to large-scale, highly-reproducible manufacturing of AAV in insect cells using baculovirus vectors. Our portfolio includes multiple important molecular and process-related patents, as well as extensive know-how covering essential production, purification, and processing steps that are necessary for the large-scale insect cell-based manufacturing and for compliance with the regulatory authorities.

Financing

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to us of approximately $147.5 million. The net proceeds from this offering were approximately $138.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We capitalized $0.2 million of expenses (which are presented as a reduction of additional paid-in capital) related to this offering.

On May 2, 2018, we and Leerink mutually terminated with immediate effect the September 2017 Sales Agreement with Leerink for an at-the-market offering program (“ATM program”). The ATM program allowed for the offer and sale of up to 5 million ordinary shares at prevailing market prices from time to time. We did not offer or sell any ordinary shares under the ATM program.

Organization

On June 13, 2018, our shareholders voted to approve the appointment of Robert Gut, M.D., Ph.D. and David Meek to our Board of Directors. On August 7, 2018, we appointed Robert Gut M.D., Ph.D. Chief Medical Officer effective August 20, 2018.  Dr. Gut has served as a non-executive member of our Board of Directors since June 2018 and we expect that Dr. Gut will be appointed as an executive director of the Board pursuant to Dutch law. Contingent on the negotiation and execution of a final employment agreement, the Board approved an annual base salary for Dr. Gut of $425,000 annually, eligibility for an annual bonus of 40% of his base salary, and an initial stock grant of 35,000 restricted stock units and an option to purchase 70,000 ordinary shares of the Company. Dr.Gut has nearly 20 years of experience in the biopharmaceutical industry leading clinical development and medical affairs activities in hematology and other therapeutic areas. He will succeed Steven Zelenkofske, who recently resigned due to personal family reasons.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in thousands
Total revenues	$3,050	$4,942	$6,528	$8,263
Research and development expenses	(18,493)	(16,866)	(35,551)	(33,860)
Selling, general and administrative expenses	(5,896)	(5,410)	(12,197)	(11,768)
Net loss	(20,592)	(21,269)	(39,381)	(41,541)

As of June 30, 2018, and December 31, 2017, we had cash and cash equivalents of $259.2 million and $159.4 million, respectively. We had a net loss of $20.6 million and $39.4 million in the three and six months ended June 30, 2018, respectively compared to $21.3 million and $41.5 million for the same periods in 2017. As of June 30, 2018, and December 31, 2017, we had accumulated deficits of $491.6 million and $475.3 million, respectively. We anticipate that our loss from operations will increase in the future as we:

•	Advance AMT-061 into later-stage clinical development;
•	Complete our IND-enabling studies for our proprietary Huntington’s disease gene therapy program and initiate clinical studies;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates;

•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
•	Build-out our clinical, medical and regulatory capabilities in the U.S.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the BMS collaboration agreement, share-based payments, contingent consideration, valuation of derivative financial instruments, and research and development expenses. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. With the exception of ASC 606 revenue recognition, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018, during the six months ended June 30, 2018.

Adoption of ASC 606 revenue recognition on January 1, 2018

On January 1, 2018 we adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. We elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to our accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $2.1 million and $4.6 million of license revenue during the three and six months ended June 30, 2018, respectively, related to the collaboration with BMS compared to $1.1 million and $2.2 million that would have been recognized in accordance with the previous revenue recognition policies;

-	Continued to present revenue recognized during the three and six months ended June 30, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

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

License Revenue

We generate license revenue from a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015. We are also entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth collaboration target. We will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for AMT-126 and up to $217.0 million for each of the other selected targets, if milestones are achieved. We will include the variable consideration related to the selection of the fifth to tenth collaboration target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. We might recognize significant amounts of License Revenue for services performed in prior periods if and when we consider this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions we so far did not consider this probable.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue, significantly impacts the amount of License Revenue we recognize. For example, if we would increase the probability of all additional targets being designated by 10% then the revenue for the six months ended June 30, 2018, would have decreased by approximately $1.3 million to $3.3 million as we would be required to render more services in relation to the Consideration received.

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

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

•

AMT-060/061 (hemophilia B). We have incurred costs related to the research, development and production of AMT-060 and AMT-061 for the treatment of hemophilia B. In the first quarter of 2015, we initiated a Phase I/II clinical trial of AMT-060, and in June 2018, we initiated a pivotal study of AMT-061. In July 2017, we and Chiesi terminated our Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by us (previously Chiesi reimbursed 50% of such costs);

•	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130;
•

AMT-126 (congestive heart failure). In the third quarter of 2014, we started to incur costs related to the preclinical development of product candidates targeting the S100A1 gene. Since May 2015, all costs related to the program are reimbursed by BMS under our collaboration agreement;

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

Results of Operations

Comparison of the three months ended June 30, 2018, and 2017

The following table presents a comparison of the three months ended June 30, 2018, and 2017.

	Three months ended June 30,
	2018	2017	2018 vs 2017
	in thousands
Total revenues	$3,050	$4,942	$(1,892)
Operating expenses:
Research and development expenses	(18,493)	(16,866)	(1,627)
Selling, general and administrative expenses	(5,896)	(5,410)	(486)
Total operating expenses	(24,389)	(22,276)	(2,113)
Other income	565	266	299
Other expense	(429)	(2,640)	2,211
Loss from operations	(21,203)	(19,708)	(1,495)
Other non-operating items, net	972	(1,561)	2,533
Loss before income tax benefit	(20,231)	(21,269)	1,038
Income tax benefit	(361)	—	(361)
Net loss	$(20,592)	$(21,269)	$677

Revenue

Our revenue for the three months ended June 30, 2018, and 2017 was as follows:

	Three months ended June 30,
	2018	2017	2018 vs 2017
	in thousands
License revenue	$2,123	$761	$1,362
Collaboration revenue BMS	927	1,123	(196)
Collaboration revenue Chiesi	—	3,058	(3,058)
Total revenues	$3,050	$4,942	$(1,892)

We recognize license revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $2.1 million of BMS license revenue in the three months ended June 30, 2018, in accordance with our new revenue recognition policies we adopted effective January 1, 2018. The increase in license revenue is a consequence of the method we use to determine the amount of services rendered. We recognized $1.0 million of BMS license revenue in the three months ended June 30, 2017, in accordance with our previous revenue recognition policies.

We recognized $0.9 million collaboration revenue from BMS in the three months ended June 30, 2018, compared to $1.1 million for the same period in 2017.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize collaboration revenue from our co-development of hemophilia B with Chiesi. We recognized $3.1 million of Chiesi collaboration revenue during the three months ended June 30, 2017, in accordance with our previous revenue recognition policies.

Research and development expenses

Research and development expenses for the three months ended June 30, 2018, were $18.5 million compared to $16.9 million for the same period in 2017.

•

We incurred $7.6 million in personnel and consulting expenses in the three months ended June 30, 2018, compared to $8.0 million for the same period in 2017. Our costs during the three months ended June 30, 2018 decreased by $0.4 million as a result of a restructuring implemented in the beginning of 2017;

•

We incurred $1.0 million in share-based compensation expenses in the three months ended June 30, 2018, compared to $0.8 million for the same period in 2017. The increase of $0.2 million was driven by the recruitment of personnel to support the expansion of our proprietary and collaborator sponsored programs;

•	We recorded no termination benefits in the three months ended June 30, 2018, compared to $0.7 million in the same period in 2017 related to our restructuring;
•

We incurred $6.9 million in external services and costs related to the development of our product candidates in the three months ended June 30, 2018, compared to $3.2 million in the same period in 2017. The increase was a result of costs we incurred preparing for the initiation of our pivotal study for AMT-061, as well as costs associated with our ongoing GLP toxicology study for AMT-130, which we initiated in September 2017;

•

We incurred $3.0 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2018, compared to $3.4 million in the same period in 2017. Our costs decreased as a result of consolidating our facilities in Amsterdam into one new facility in April 2017; and

•

We recorded $0.0 million in expenses related to an increase in the fair value of the contingent consideration owed to the sellers of InoCard business in the three months ended June 30, 2018, compared to $0.3 million in the same period in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2018, were $5.9 million compared to $5.4 million for the same period in 2017.

•	We incurred $2.3 million in personnel and consulting expenses in the three months ended June 30, 2018, compared to $2.0 million in the same period in 2017;
•

We incurred $1.2 million of share‑based compensation expenses in the three months ended June 30, 2018, compared to $1.1 million in the same period in 2017. The increase was driven by the appreciation of our share price; and

•	We incurred $1.0 million in professional fees in the three months ended June 30, 2018, compared to $1.0 million in the same period in 2017.

Other items, net

We recognized $0.2 million of income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2018, compared to $0.3 million for the same period in 2017.

We recognized other expense of $1.7 million related to contractual commitments in relation to terminating the marketing of our Glybera program, as well as our collaborations with Chiesi in the three months ended June 30, 2017. We did not recognize any such expenses in the same period in 2018.

In the three months ended June 30, 2017, we accrued $0.9 million as a result of the contract termination related to vacated facilities at our Amsterdam site. We did not recognize any such expenses in the same period in 2018.

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

Our other non-operating items, net, for the three months ended June 30, 2018, and 2017 were as follows:

	Three months ended June 30,
	2018	2017	2018 vs 2017
	in thousands
Interest income	$583	$12	$571
Interest expense - Hercules long-term debt	(565)	(502)	(63)
Foreign currency gains / (losses), net	2,255	(1,071)	3,326
Other non-operating income	(1,301)	—	(1,301)
Total other non-operating income / (expense), net	$972	$(1,561)	$2,533

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $2.2 million during the three months ended June 30, 2018, compared to a net loss of $1.1 million during the same period in 2017.

In the three months ended June 30, 2018, we recognized an expense of $1.3 million related to fair value changes of warrants compared to a result of $0.0 million for the same period in 2017.

Comparison of the six months ended June 30, 2018, and 2017

The following table presents a comparison of the six months ended June 30, 2018, and 2017.

	Six months ended June 30,
	2018	2017	2018 vs 2017
	in thousands
Total revenues	$6,528	$8,263	$(1,735)
Operating expenses:
Research and development expenses	(35,551)	(33,860)	(1,691)
Selling, general and administrative expenses	(12,197)	(11,768)	(429)
Total operating expenses	(47,748)	(45,628)	(2,120)
Other income	1,180	582	598
Other expense	(762)	(2,640)	1,878
Loss from operations	(40,802)	(39,423)	(1,379)
Non-operating items, net	1,690	(2,118)	3,808
Loss before income tax expense	(39,112)	(41,541)	2,429
Income tax benefit / (expense)	(269)	—	(269)
Net loss	$(39,381)	$(41,541)	$2,160

Revenue

Our revenue for the six months ended June 30, 2018, and 2017 was as follows:

	Six months ended June 30,
	2018	2017	2018 vs 2017
	in thousands
License revenue	$4,574	$1,944	$2,630
Collaboration revenue BMS	1,954	1,681	273
Collaboration revenue Chiesi	—	4,638	(4,638)
Total revenues	$6,528	$8,263	$(1,735)

We recognize license revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $4.6 million of BMS license revenue in the six months ended June 30, 2018, in accordance with our new revenue recognition policies we adopted effective January 1, 2018. The increase in license revenue is a consequence of the method we use to determine the amount of services rendered. We recognized $1.9 million of BMS license revenue in the six months ended June 30, 2017, in accordance with our previous revenue recognition policies.

We recognized $2.0 million collaboration revenue from BMS in the six months ended June 30, 2018, compared to $1.7 million for the same period in 2017.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize collaboration revenue from our co-development of hemophilia B with Chiesi. We recognized $4.6 million of Chiesi collaboration revenue during the six months ended June 30, 2017, in accordance with our previous revenue recognition policies.

Research and development

Research and development expenses for the six months ended June 30, 2018, were $35.6 million compared to $33.9 million for the same period in 2017.

•

We incurred $15.4 million in personnel and consulting expenses in the six months ended June 30, 2018, compared to $16.0 million for the same period in 2017. Our costs decreased by $0.6 million as a result of a restructuring implemented in the beginning of 2017;

•

We incurred $1.8 million in share-based compensation expenses in the six months ended June 30, 2018, compared to $1.5 million in the same period in 2017. The increase of $0.3 million was driven by the recruitment of personnel to support the expansion of our proprietary and collaborator sponsored programs;

•	We recorded no termination benefits in the six months ended June 30, 2018, compared to $0.9 million in the same period in 2017 related to the restructuring;
•

We incurred $11.9 million in external services and costs related to the development of our product candidates in the six months ended June 30, 2018, compared to $7.1 million for the same period in 2017. The increase was primarily driven by costs we incurred preparing for the initiation of our pivotal study for AMT-061, as well as costs associated with our ongoing GLP toxicology study for AMT-130, which we initiated in September 2017;

•

We incurred $6.0 million operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2018, compared to $7.2 million for the same period in 2017. Our costs decreased as a result of consolidating our facilities in Amsterdam into one new facility in April 2017; and

•

We recorded $0.1 million in expenses related to a decrease in the fair value of the contingent consideration owed to the sellers of InoCard business in the six months ended June 30, 2018, compared to an increase of $0.4 million for the same period in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2018, were $12.2 million compared to $11.8 million for the same period in 2017.

•	We incurred $4.4 million in personnel and consulting expenses in the six months ended June 30, 2018, compared to $4.2 million in the same period in 2017;
•

We incurred $2.9 million of share based compensation expenses in the six months ended June 30, 2018, compared to $2.1 million in the same period in 2017. The increase was driven by the appreciation of our share price; and

•

We incurred $2.2 million in professional fees in the six months ended June 30, 2018, compared to $2.8 million in the same period in 2017. The decrease was primarily due to the nonrecurring costs we incurred in 2017 related to our conversion from a foreign private issuer to a U.S. domestic filer.

•	We incurred no costs associated with the Glybera global registry and Phase IV study during the six months ended June 30, 2018, compared to $0.3 million during the same period in 2017.

Other items, net

We recognized $0.5 million income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2018, compared to $0.6 million for the same period in 2017.

We recognized other expense of $1.7 million related to contractual commitments in relation to terminating the marketing our Glybera program, as well as our collaborations with Chiesi in the six months ended June 30, 2017. We did not recognize any such expenses in the same period in 2018.

We accrued $0.9 million of contract termination cost related to vacated facilities at our Amsterdam site in the six months ended June 30, 2017. We did not recognize any such expenses in the same period in 2018.

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

Our other non-operating items, net, for the six months ended June 30, 2018, and 2017 were as follows:

	Six months ended June 30,
	2018	2017	2018 vs 2017
	in thousands
Interest income	$836	$23	$813
Interest expense - Hercules long term debt	(981)	(1,006)	25
Foreign currency gains / (losses), net	2,433	(1,164)	3,597
Other non-operating (expense) / income	(598)	29	(627)
Total non-operating (expense) / income, net	$1,690	$(2,118)	$3,808

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $2.4 million during the six months ended June 30, 2018, compared to a net loss of $1.2 million during the same period in 2017.

In the six months ended June 30, 2018, we recognized a loss of $0.6 million related to fair value changes of warrants compared to no gain or loss for the same period in 2017.

Financial Position, Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and restricted cash of $261.6 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2021. The table below summarizes our consolidated cash flow data for the six months ended June 30, 2018, and 2017.

	Six months ended June 30,
	2018	2017
	in thousands
Cash, cash equivalents and restricted cash at the beginning of the period	$161,851	$134,324
Net cash used in operating activities	(37,977)	(30,803)
Net cash used in investing activities	(2,642)	(3,408)
Net cash generated from financing activities	141,478	939
Foreign exchange impact	(1,071)	4,914
Cash, cash equivalents and restricted cash at the end of period	$261,638	$105,966

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $20.6 million and $39.4 million during the three and six months ended June 30, 2018, respectively, compared to a loss of $21.3 million and $41.5 million during the same periods in 2017. As of June 30, 2018, we had an accumulated deficit of $491.5 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through June 30, 2018, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to us of approximately $147.5 million. The net proceeds to us from this offering were approximately $138.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We capitalized $0.2 million of expenses (which are presented as a reduction of additional paid-in capital) related to this offering.

On October 27, 2017, we completed a follow-on public offering of 5,000,000 ordinary shares at $18.25 per ordinary share, resulting in gross proceeds of approximately $91.3 million. The net proceeds to us from this offering were approximately $85.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

Net Cash used in operating activities

Net cash used in operating activities was $38.0 million for the six months ended June 30, 2018, an increase of $7.2 million compared to the $30.8 million of cash used in the same period in 2017.

The increase in net cash used in operating activities is primarily due to the decrease in collaboration revenue during the six-month period ending June 30, 2018 compared to the prior year period, as well as changes in net working capital.  In the six-month period ending June 30, 2017, we recognized $4.6 million in Chiesi-related collaboration revenue, compared to $0.0 million in the current period.  Additionally, in the six months ended June 30, 2017 we had a $5.1 million reduction in current assets primarily related to the timing of collections from our partner, BMS, whereas in the six month period ending June 30, 2018 we had an increase in current assets of $0.2 million.

Net cash used in investing activities

In the six months ended June 30, 2018, we used $2.6 million in our investing activities compared to $3.4 million for the same period in 2017.

	Six months ended June 30,
	2018	2017
	in thousands
Build out of Lexington site	$(818)	$(477)
Build out of Amsterdam sites	(379)	(2,353)
Acquisition of licenses and patents	(1,445)	(578)
Total investments	$(2,642)	$(3,408)

Net cash generated from financing activities

We received net proceeds of $138.5 million associated with our follow‑on offering in May 2018.

During the six months ended June 30, 2018, we received $3.0 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $0.9 million in the same period 2017.

Funding requirements

We currently expect that our cash and cash equivalents as of June 30, 2018 will be sufficient to fund operations into 2021. Our future capital requirements will depend on many factors, including but not limited to:

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

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of June 30, 2018, that are expected to have an impact on liquidity and cash flows in future periods.

		Less than 1	Between 1	Between 2
	Undefined	year	and 2 years	and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $3.1 million interest payments)	$—	$9,463	$13,678	$—	$—	$23,141
Operating lease obligations	—	3,847	3,900	12,018	18,853	38,618
Contingent consideration (nominal amount)	15,769	—	—	—	—	15,769
Total	$15,769	$13,310	$17,578	$12,018	$18,853	$77,528

Due to uncertainty of the timing of achieving certain contractual milestones, the contingent consideration of $15.8 million (€13.5 million) related to our acquisition of InoCard (later renamed uniQure GmbH) is considered to have an undefined contractual maturity. As of June 30, 2018, we expect the milestone obligations will become payable between 2018 and 2022. When due, 50% of the obligations can be settled either in cash or in a variable number of our shares. As of June 30, 2018, we recorded this obligation at its fair value of $3.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2018, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on such evaluation, our CEO has concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018,  we implemented appropriate changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to support the recognition of revenue and the preparation of additional revenue-related disclosures in accordance with ASC 606.

Part II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 13, 2017, filed with the SEC on March 14, 2018, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

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

The product candidates in our pipeline are at early-stages of development. Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. In 2017, we announced our plans to advance AMT-061, which includes an AAV5 vector carrying the FIX-Padua transgene, into a pivotal study. While we believe AMT-061 and AMT-060, our product candidate that was previously studied in a Phase I/II study, have been demonstrated to be materially comparable in nonclinical studies and manufacturing quality assessments, it is possible that future clinical studies of AMT-061 may show unexpected differences from AMT-060. Should these differences have an unfavorable impact on clinical outcomes, they may adversely impact our ability to achieve regulatory approval or market acceptance of AMT-061.

In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. Since we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes, patients who have anti-AAV5 antibodies will be permitted to enroll in our planned pivotal study of AMT-061. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results, and if so, negatively impact the outcome of our study.

In advance of treating patients in the pivotal study of AMT-061, we are conducting a short study to confirm the dose expected to be used in the pivotal trial.  The dose-confirmation study is expected to enroll approximately three patients, who will be administered a single dose of 2 x 1013 gc/kg. We will rely on the short-term data from this study, including FIX activity and safety outcomes during the weeks following administration of AMT-061, to confirm the dose to be used in the pivotal study.  Given the limited number of patients and short follow-up period, data from this study may exhibit significant variability and differ materially from the future results of our planned pivotal study of AMT-061.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results during clinical trials, if these results are not reproducible or if our products show diminishing activity over time, our product candidates may not receive approval from the FDA or EMA. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections because of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in later-stage clinical trials with larger patient populations could have a material adverse effect on our business that would cause our share price to decline.

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

As of June 30, 2018, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases.

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

In October 2017 we modified our lead product candidate for hemophilia B from AMT-060 (an AAV-5 based vector encoding the wild-type factor IX gene) to a product candidate designated AMT-061 (an AAV5 based vector encoding the FIX-Padua mutant). Both product candidates are identical in structure apart from two nucleotide substitutions in the coding sequence for FIX. We believe incorporating the FIX-Padua mutant may result in enhanced FIX activity. We have conducted a GLP non-human primate pre-clinical study using AMT-061, which demonstrated a substantial increase in FIX activity over AMT-060. The results of our pre-clinical study using AMT-061 may not be predictive of any future clinical trial results for AMT-061. Our pivotal trial, which will be conducted with AMT-061, may not ultimately provide the desired efficacy results or may reveal adverse events or other safety concerns.

We will conduct a clinical study to confirm the appropriate dose for our Phase III study of AMT-061. If we are unable to confirm the dose, we might be required to modify the design or extend the study, resulting in a delay of the treatment phase of our pivotal trial.

We have conducted our pre-clinical studies with both AMT-060 and AMT-061, as well our Phase I/II clinical study with AMT-060, with drug product manufactured at our Amsterdam facility. We intend to manufacture AMT-061 for our future clinical studies at our Lexington facility using a scaled-up and modified process.

While we believe we have satisfactorily demonstrated comparability between AMT-061, manufactured at our Lexington facility and AMT-060, manufactured at our Amsterdam facility, the applicable regulatory authorities may require additional studies or analyses to support regulatory approval and the commencement of patient dosing in our Phase III clinical trial. It is possible that the applicable regulatory authorities may ultimately not agree with the design or conduct of our comparability, clinical, pre-clinical or non-clinical studies, or with our chemistry, manufacturing, and control development work. The applicable regulatory authorities may find that our data does not support the submission, acceptance or approval of our IND amendment or marketing applications. During future interactions with FDA and the EMA, we may receive unfavorable comments, guidance, and recommendations that negatively impact our development timelines. The approach required by the applicable regulatory authorities may change in the future due to a variety of reasons, including changes in regulatory policy, the outcome of our studies and continuing development, and how our studies and continuing development efforts are ultimately conducted.

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

The addressable markets for AAV-based gene therapies are also impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid are generally not eligible for administration of a gene therapy that includes this particular capsid. For example, our AMT-061 gene therapy candidate for hemophilia B patients incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. However, we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, suggesting that patients who have anti-AAV5 antibodies may still be eligible for AAV5-based gene therapies. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results. This may limit the addressable market for AMT-061 and any future revenues derived from the sale of the product, if approved.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Audentes Therapeutics, AVROBIO,  Axovant Sciences,  Bayer, BioMarin, bluebird bio, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstar, Novartis,  Pfizer, REGENXBIO, Renova Therapeutics, Rocket, Pharmaceuticals, Sangamo BioSciences, Sanofi, Selecta Biosciences,  Sarepta, Shire, Solid Biosciences, Spark Therapeutics, Takara, Ultragenyx, Vivet Therapeutics,  and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Amgen, Bayer, Biogen, BioMarin, CSL Behring, Ionis, Novartis, Novo Nordisk, Pfizer, Translate Bio,  Roche, Sangamo, Sanofi, Shire, Sobi, Spark, Wave Biosciences,  and numerous other pharmaceutical and biotechnology firms.

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

We currently are heavily reliant upon licenses of proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our manufacturing process, our vector platform, our gene cassettes and the therapeutic genes of interest we are using. These and other licenses may not provide adequate rights to use such technology in all relevant fields of use. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

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

We had a net loss of $39.4 million in the six months ended June, 30, 2018, $79.3 million in the full year 2017 and $73.4 million in 2016. As of June 30, 2018, we had an accumulated deficit of $491.6 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•	Advance AMT-061 into later-stage clinical development;
•	Complete our IND-enabling studies for our proprietary Huntington’s disease gene therapy program and initiate clinical studies;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates; and
•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

As of June 30, 2018, we had $20.0 million of outstanding principal of borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from December 2018 through May 2020. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Many federal, state and foreign laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect on May 25, 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through August 6, 2018, the sale price of our ordinary shares ranged from a high of $40.99 to a low of $4.72. The closing price on August 6, 2018, was $31.59 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 40.3% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at June 30, 2018. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets.

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

We will lose our status as an "emerging growth company," as of December 31, 2018.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On the last business day of our second quarter in fiscal year 2018 the aggregate worldwide market value of ordinary shares held by our non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2018, we will be considered a large accelerated filer and will as a consequence lose our status as an emerging growth company. We will therefore no longer be permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	reduced disclosure obligations surrounding executive compensation in our periodic reports and proxy statements;
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;
•	not being required to comply with the independent auditor attestation requirements in the assessment of our internal control over financial reporting; and
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent auditor's report providing additional information about the audit and the financial statements.

Meeting these disclosure requirements as well as the auditor attestation of our internal control over financial reporting will require additional resources.

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

31.1*Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±Section 1350 Certification

101*The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the Securities and Exchange Commission on August 8, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*Filed herewith.

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

Dated August 8, 2018