Form 10-Q
period 2018-09-30
uniQure N.V.
filed 2018-11-06
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ☒

As of November 1, 2018, the registrant had 37,278,686 ordinary shares, par value €0.05, outstanding.

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

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and in our Annual Report on Form 10-K for the year ended December 31, 2017, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward‑looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements after completion of the filing of this Quarterly Report on Form 10‑Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward‑looking statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.        Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$239,546	$159,371
Accounts receivable and accrued income from related party	552	1,586
Prepaid expenses	1,670	1,139
Other current assets	312	687
Total current assets	242,080	162,783
Non-current assets
Property, plant and equipment, net	30,802	34,281
Intangible assets, net	5,211	9,570
Goodwill	513	530
Restricted cash	2,454	2,480
Total non-current assets	38,980	46,861
Total assets	$281,060	$209,644
Current liabilities
Accounts payable	$4,115	$2,908
Accrued expenses and other current liabilities	7,098	8,838
Current portion of long-term debt	11,111	1,050
Current portion of deferred rent	1,093	737
Current portion of deferred revenue	8,594	4,613
Current portion of contingent consideration	—	1,084
Total current liabilities	32,011	19,230
Non-current liabilities
Long-term debt, net of current portion	9,597	19,741
Deferred rent, net of current portion	8,156	9,114
Deferred revenue, net of current portion	29,849	67,408
Contingent consideration, net of current portion	—	2,880
Derivative financial instruments related party	1,085	1,298
Other non-current liabilities	510	614
Total non-current liabilities	49,197	101,055
Total liabilities	81,208	120,285
Commitments and contingencies (see note 13)
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at September 30, 2018 and December 31, 2017 and 37,275,199 and 31,339,040 ordinary shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	2,294	1,947
Additional paid-in-capital	716,663	566,530
Accumulated other comprehensive loss	(5,487)	(3,800)
Accumulated deficit	(513,618)	(475,318)
Total shareholders' equity	199,852	89,359
Total liabilities and shareholders' equity	$281,060	$209,644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in thousands, except share and per share amounts		in thousands, except share and per share amounts
License revenues	$—	$—	$—	$8
License revenues from related party	2,518	1,124	7,092	3,060
Collaboration revenues	—	—	—	4,638
Collaboration revenues from related party	630	1,136	2,584	2,817
Total revenues	3,148	2,260	9,676	10,523
Operating expenses:
Research and development expenses	(20,541)	(20,103)	(56,092)	(53,963)
Selling, general and administrative expenses	(5,898)	(5,584)	(18,095)	(17,352)
Total operating expenses	(26,439)	(25,687)	(74,187)	(71,315)
Other income	557	14,413	1,737	14,995
Other expense	(490)	(261)	(1,252)	(2,901)
Loss from operations	(23,224)	(9,275)	(64,026)	(48,698)
Interest income	949	10	1,785	33
Interest expense	(515)	(577)	(1,496)	(1,583)
Foreign currency gains / (losses), net	455	(681)	2,888	(1,845)
Other non-operating income / (loss), net	268	—	(330)	29
Loss before income tax expense	(22,067)	(10,523)	(61,179)	(52,064)
Income tax benefit / (expense)	32	278	(237)	278
Net loss	$(22,035)	$(10,245)	$(61,416)	$(51,786)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of $0.0 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $(0.2) million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.	(799)	22	(3,491)	748
Total comprehensive loss	$(22,834)	$(10,223)	$(64,907)	$(51,038)

Basic and diluted net loss per ordinary share	$(0.59)	(0.40)	$(1.75)	$(2.03)
Weighted average shares used in computing basic and diluted net loss per ordinary share	37,247,193	25,632,642	35,074,531	25,546,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income/(loss)	deficit	equity
	in thousands, except share and per share amounts
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(61,416)	(61,416)
Other comprehensive loss	—	—	—	(3,489)	—	(3,489)
Follow-on public offering	5,175,000	309	138,182	—	—	138,491
Exercise of share options	416,211	18	4,619	—	—	4,637
Restricted and performance share units distributed during the period	344,948	20	(20)	—	—	—
Share-based compensation expense	—	—	7,352	—	—	7,352
Balance at September 30, 2018	37,275,199	2,294	716,663	(5,487)	(513,618)	199,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2018	2017
	in thousands
Cash flows from operating activities
Net loss	$(61,416)	$(51,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment losses	10,447	6,036
Share-based compensation expense	7,352	5,978
Change in fair value of derivative financial instruments and contingent consideration	(3,516)	2,704
Unrealized foreign exchange (gains) / losses	(4,210)	1,821
Change in deferred taxes	237	-
Change in lease incentives	(284)	1,938
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	768	9,477
Accounts payable	1,289	(1,440)
Accrued expenses and other liabilities	(1,559)	(1,331)
Deferred revenue	(7,142)	(19,620)
Net cash used in operating activities	(58,034)	(46,223)
Cash flows from investing activities
Purchases of intangible assets	(1,698)	(1,124)
Purchase of property, plant and equipment	(1,805)	(3,244)
Net cash used in investing activities	(3,503)	(4,368)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option plans	4,637	1,036
Proceeds from public offering of shares, net of issuance costs	138,480	-
Net cash generated from financing activities	143,117	1,036
Currency effect cash, cash equivalents and restricted cash	(1,431)	6,634
Net increase (decrease) in cash, cash equivalents and restricted cash	80,149	(42,921)
Cash, cash equivalents and restricted cash at beginning of period	161,851	134,324
Cash, cash equivalents and restricted cash at the end of period	$242,000	$91,403
Supplemental cash flow disclosures:
Cash and cash equivalents	$239,546	$88,934
Restricted cash related to leasehold and other deposits	$2,454	$2,469
Total cash, cash equivalents and restricted cash	$242,000	$91,403
Cash paid for interest	$(1,498)	$(1,130)
Non-cash increases / (decreases) in accounts payables related to purchases of intangible assets and property, plant and equipment	$12	$(1,635)

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018, other than the recent adoption of accounting pronouncements discussed below and changing the description of the line item “other non-current assets” to “restricted cash” in the unaudited consolidated balance sheets.

2.5Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. The Company elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to the accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $2.5 million and $7.1 million of license revenue during the three and nine months ended September 30, 2018, respectively related to the collaboration with BMS compared to $1.0 million and $3.2 million, respectively, that would have been recognized in accordance with the previous revenue recognition policies;

-	Continued to present revenue recognized during the three and nine months ended September 30, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

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

ASU 2017-09: Compensation (topic 718)- scope of modification accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-stock compensation (topic 718) -- scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard became effective on January 1, 2018 and needs to be applied prospectively. Application of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements in the three or nine month period ended September 30, 2018.

ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. Application of the standard was effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements in the three or nine month period ended September 30, 2018.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements except the one discussed below:

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for the Company is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. The Company does not expect ASU 2018-13 to have a material impact on its consolidated financial statements.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	in thousands
At December 31, 2017
Assets:
Cash, cash equivalents and restricted cash	$161,851	$—	$—	$161,851
Total assets	161,851	—	—	161,851
Liabilities:
Derivative financial instruments - debt	—	—	337	337	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	1,298	1,298
Contingent consideration	—	—	3,964	3,964
Total liabilities	$—	$—	$5,599	$5,599
At September 30, 2018
Assets:
Cash, cash equivalents and restricted cash	$242,000	$—	$—	$242,000
Total assets	242,000	—	—	242,000
Liabilities:
Derivative financial instruments - debt	—	—	857	857	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	1,085	1,085
Contingent consideration	—	—	—	—
Total liabilities	$—	$—	$1,942	$1,942

Changes in Level 3 items during the nine months ended September 30, 2018, are as follows

		Derivative
	Contingent	financial
	consideration	instruments	Total
	in thousands
Balance at December 31, 2017	$3,964	$1,635	$5,599
(Gains) / losses recognized in profit or loss	(3,846)	330	(3,516)
Currency translation effects	(118)	(23)	(141)
Balance at September 30, 2018	$—	$1,942	$1,942

Contingent consideration

In connection with the Company’s acquisition of the InoCard business (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of milestones associated with our S100A1 protein research program and, as of October 2018, we do not expect to realize those milestones.

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company (“BMS”) and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The fair value of these derivative financial instruments as of September 30, 2018, was $1.9 million (December 31, 2017: $1.6 million), and these derivative financial instruments are described in more detail below.

BMS collaboration

On April 6, 2015, the Company entered into several agreements with BMS (the “BMS Agreements”). Pursuant to the terms of the BMS Agreements the Company granted BMS two warrants:

•

A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the collaboration agreements) associated with the first six New Targets (as defined in the BMS Agreements); and (ii) the date on which BMS designates the sixth New Target.

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

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market of the warrants by increasing the volatility by 10% to 82.5%. A further sensitivity analysis was performed assuming the exercise date of the warrants would occur one year later than what was assumed in the initial valuation. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of September 30, 2018.

Total warrants
in thousands
Base case	$1,085
Increase volatility by 10% to 82.5%	291
Extend exercise dates by one year	36

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

There were no significant changes in the sensitivity of the fair value from (un)observable inputs as of September 30, 2018, compared to December 31, 2017.

4            Collaboration arrangements and concentration of credit risk

In the three and nine months ended September 30, 2018, the Company generated all collaboration and license revenues from its Collaboration and License Agreement with BMS.

The Company and Chiesi Farmaceutici S.p.A. (“Chiesi”) terminated their collaboration in 2017.

Services to BMS are rendered through the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in thousands
Bristol Myers Squibb	$3,148	$2,260	$9,676	$5,877
Chiesi Farmaceutici S.p.A (terminated in 2017)	—	—	—	4,646
Total	$3,148	$2,260	$9,676	$10,523

Amounts owed by BMS in relation to the collaboration services are as follows:

	September 30,	December 31,
	2018	2017
	in thousands
Bristol Myers Squibb	$552	$1,586

BMS collaboration

In May 2015, the Company closed a Collaboration and License Agreement with BMS (the “BMS Collaboration Agreement”) that provides exclusive access to the Company’s gene therapy technology platform for multiple targets in cardiovascular (and other target-specific) diseases. In total, the companies may collaborate on ten targets.

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

License revenue – BMS

The Company recognized $2.5 million and $7.1 million of license revenue for the three and nine months ended September 30, 2018, respectively, compared to $1.1 million and $3.1 million during the same periods in 2017 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015 (together “Consideration”).

The Company also is entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth collaboration target. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for a lead target (which has been AMT-126) and up to $217.0 million for each of the other selected targets, if milestones are achieved. The Company will include the variable consideration related to the selection of the fifth to tenth collaboration target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. The Company will recognize significant amounts of License Revenue for services performed in prior periods if and when the Company considers this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions the Company does not currently consider this probable.

Additionally, the Company is eligible to receive net sales-based milestone payments and tiered mid-single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after the first commercial sale if there is no such exclusivity. These revenues will be recognized when earned.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional targets being designated by 10% then the revenue for the nine months ended September 30, 2018 would have decreased by approximately $1.8 million to $5.3 million, as the Company would be required to render more services in relation to the Consideration received.

Collaboration Revenue – BMS

The Company provides research and development services to BMS. Collaboration revenue related to these contracted services is recognized when earned.

The Company generated $0.6 million and $2.6 million of collaboration revenue during the three and nine months ended September 30, 2018, respectively, compared to $1.1 million and $2.8 million during the same periods in 2017.

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

5            Property, plant and equipment

The following table presents the Company’s property, plant and equipment as of September 30, 2018, and December 31, 2017:

	September 30,	December 31,
	2018	2017
	in thousands
Leasehold improvements	$32,328	$32,297
Laboratory equipment	16,598	15,976
Office equipment	2,273	2,304
Construction-in-progress	901	745
Total property, plant, and equipment	52,100	51,322
Less accumulated depreciation	(21,298)	(17,041)
Property, plant and equipment, net	$30,802	$34,281

Total depreciation expense was $1.7 million and $4.7 million during the three and nine months ended September 30, 2018, respectively, compared to $1.7 million and $5.1 million during the same periods in 2017.

6            Intangible assets

The following table presents the Company’s acquired licenses:

	September 30,	December 31,
	2018	2017
	in thousands
Licenses	$7,454	$9,551
Less accumulated amortization and impairment	(2,243)	(5,575)
Licenses, net	$5,211	$3,976
Acquired research and development	—	5,594
Intangible assets, net	$5,211	$9,570

Amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, compared to $0.1 million and $0.9 million during the same periods in 2017.

During the nine months ended September 30, 2018, the Company capitalized $1.7 million of expenditures related to contractual milestone payments under existing license agreements as well as costs incurred in relation to entering into new license agreements. During the same period the Company disposed a number of fully amortized, expired licenses.

The Company acquired research and development assets as part of its acquisition of InoCard in July 2014. Based on the review of pre-clinical data associated with those assets in October 2018, the Company does not expect that it will pursue further research related to those assets. Accordingly, the Company recorded a $5.4 million impairment loss within research and development expenses to reduce the asset’s carrying amount to its fair value of nil. The carrying amount as at December 31, 2017 was $5.6 million.

7             Accrued expenses and other current liabilities, other non-current expenses

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2018	2017
	in thousands
Accruals for services provided by vendors-not yet billed	$2,404	$2,348
Personnel related accruals and liabilities	3,858	5,646
Other current liabilities	836	844
Total	$7,098	$8,838

Restructuring plan

In November 2016, the Company announced a plan to restructure its activities resulting from a company-wide strategic review with the aim of refocusing its pipeline, consolidating its manufacturing capabilities into its Lexington, Massachusetts site, reducing operating costs and enhancing overall execution. At various dates between December 2016 and February 2018, the Company entered into termination agreements with certain employees. Depending on the circumstances surrounding an employee’s departure, the Company accrued the related termination costs over the service period or at the date of communication to the employee. Changes in accrued termination benefits (included in research and development expenses) for the nine months ended September 30, 2018, are detailed in the table below.

Accrued
termination
benefits
in thousands
Balance at December 31, 2017	$625
Accrued through operations	96
Payments	(704)
Currency translation effects	3
Balance at September 30, 2018	$20

8           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility extended the maturity date from June 30, 2018, to May 1, 2020. As at September 30, 2018, and December 31, 2017, $20.0 million was outstanding. The interest rate is adjustable and is the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate was initially 8.25% per annum with a back-end fee of 4.85% and a facility fee of 0.75% of the outstanding loan amounts. The interest-only payment period was extended by 12 months to November 30, 2018 as a result of raising more than $50.0 million in equity financing in October 2017.

The amortized cost of the 2016 Amended Facility was $20.7 million as September 30, 2018, compared to $20.8 million as of December 31, 2017, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan in the three and nine months ended September 30, 2018, was $0.2 million and $0.7 million, respectively, compared to a foreign currency gain of $0.7 million and $2.3 million during the same periods in 2017. The fair value of the loan approximates its carrying amount.

Interest expense associated with the 2016 Amended Facility during the three and nine months ended September 30, 2018 was $0.5 million and $1.4 million, respectively, compared to $0.6 million and $1.6 million during the same periods in 2017.

Pursuant to a covenant in the 2016 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of the outstanding balance of principal due and 50% of worldwide cash reserves. This restriction on the cash reserves only relates to the deposit location of the cash reserves, and such cash reserves can be used at the discretion of the Company. In combination with other covenants, the 2016 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc.

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

10             Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in thousands
Research and development	$895	$1,131	$2,694	$2,612
Selling, general and administrative	1,724	1,316	4,657	3,366
Total	$2,619	$2,447	$7,351	$5,978

Share-based compensation expense recognized by award type was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in thousands
Award type
Share options	$1,160	$638	$3,315	$2,347
Restricted share units (“RSUs”)	667	728	1,953	1,960
Performance share units (“PSUs”)	792	1,081	2,083	1,671
Total	$2,619	$2,447	$7,351	$5,978

As of September 30, 2018, the unrecognized compensation costs related to unvested awards under the various share-based compensation plans were:

		Weighted-average
	Unrecognized	remaining
	compensation	period for
	costs	recognition
Award type	in thousands	in years
Share options	$15,651	3.29
Restricted share units	4,994	1.15
Performance share units	5,472	1.84
Total	$26,117	2.58

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan. At the annual general meeting of shareholders in June 2018, the Company’s shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 3,000,0000 to a total of 8,601,471. The Company previously had a 2012 Equity Incentive Plan (“2012 Plan”). As of September 30, 2018, 32,567 fully vested share options are outstanding (December 31, 2017: 72,818) under the 2012 Plan.

Share options

The following table summarizes option activity for the nine months ended September 30, 2018:

		Weighted average
	Options	exercise price

Outstanding at December 31, 2017	2,456,433	$10.06
Granted	906,582	$26.05
Forfeited	(266,222)	$13.18
Expired	(9,915)	$13.49
Exercised	(379,340)	$11.42
Outstanding at September 30, 2018	2,707,538	$14.91

Fully vested and exercisable at September 30, 2018	977,409	$11.03
Outstanding and expected to vest at September 30, 2018	1,730,129	$17.10

Total weighted average grant date fair value of options issued during the period (in $ millions)		$15.8
Granted to directors and officers during the period (options, $ in millions)	315,156	$4.7
Proceeds from option sales (in $ millions)		$4.6

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

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Assumptions	2018	2017	2018	2017
Expected volatility	80%	80%	80%	75%-80%
Expected terms (in years)	10 years	10 years	10 years	10 years
Risk-free interest rate	3.10%	2.40% - 2.48%	2.67% - 3.10%	2.40% - 2.81%
Expected dividends	0%	0%	0%	0%

Restricted Share Units

The following table summarizes the RSUs activity for the nine months ended September 30, 2018:

	RSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	683,663	$6.38
Granted	262,599	$23.61
Vested	(276,833)	$5.99
Forfeited	(189,708)	$8.00
Non-vested at September 30, 2018	479,721	$15.40

Total weighted average grant date fair value of RSUs granted during the period (in millions)		$6.2
Granted to directors and officers during the period (shares, $ in millions)	133,808	$3.3

RSUs vest over one to three years. RSUs granted in March 2017 to the Company’s Chief Executive Officer will vest equally over two years from the date of grant and RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units

The following table summarizes the PSUs activity for the nine months ended September 30, 2018:

	PSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	511,074	$16.73
Granted	—	$—
Vested	(68,115)	$15.79
Forfeited	(73,068)	$18.85
Non-vested at September 30, 2018	369,891	$16.74
PSUs awarded but not yet earned	117,197	$36.39
Total non-vested and discretionary PSUs	487,088	$21.47

Total weighted average grant date fair value of PSUs awarded during the period (in millions)		$4.3

In January 2018, the Company awarded PSUs to its executives and other members of senior management. These PSUs are earned based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2018.

Employee Share Purchase Plan (“ESPP”)

In June 2018 the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. As of September 30, 2018, no shares have been issued.

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

The potentially dilutive ordinary shares are summarized below:

	September 30,
	2018	2017
	ordinary shares
BMS warrants	7,570,000	5,286,254
Stock options under 2014 Plan and Nasdaq inducement rules	2,707,538	2,666,188
Non-vested RSUs and earned PSUs	849,612	900,927
Stock options under 2012 Plan	32,567	182,202
Warrants	37,175	37,175
Total potential dilutive ordinary shares	11,196,892	9,072,746

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The minimum rentals to be received through December 31, 2027 amount to $9.9 million as of September 30, 2018.

As of September 30, 2018, aggregate minimum lease payments for the calendar years and lease incentives received were as follows:

	Lexington	Amsterdam	Total
	in thousands
2018 (three months remaining)	$467	$490	$957
2019	1,903	1,958	3,861
2020	1,956	1,958	3,914
2021	2,009	1,958	3,967
2022 and beyond	4,890	19,899	24,789
Total minimum lease payments	$11,225	$26,263	$37,488

Deferred rent related to lease incentives-non current	$4,237	$3,919	$8,156
Deferred rent related to lease incentives-current	777	316	1,093

Rent expense is calculated on a straight-line basis over the term of the leases and considers the lease incentives received. Aggregate rent expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in thousands
Rent expense-Lexington	$278	$276	$834	$828
Rent expense-Amsterdam	412	555	1,263	2,080
Total rent expense	$690	$831	$2,097	$2,908

14          Subsequent event

In June 2018, following the Company’s annual general meeting of shareholders, Robert Gut M.D., Ph.D. was appointed as a non-executive director of the Company’s Board of Directors. He resigned as a non-executive director on August 20, 2018, when he was appointed as Chief Medical Officer. On October 24, 2018, he was appointed as an executive director of the Board following an extraordinary general meeting of shareholders. Dr. Gut’s annual base salary will be $425,000 and he will be eligible for an annual bonus of 40% of his base salary. He was granted 35,000 restricted stock units vesting in equal installments over three years and options to purchase 70,000 ordinary shares of the Company.  In addition, Dr. Gut retains the options to purchase 10,000 ordinary shares of the Company, vesting over three years, which he was granted upon his appointment as a non-executive director in June 2018.

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

In June 2018, we enrolled the first patient in the Phase III pivotal study of AMT-061. We intend to enroll approximately 50 adult hemophilia B patients classified as severe or moderately severe in a six-month observational period during which time the patients will continue to use their current standard of care to establish a baseline control. After the six-month lead-in period, patients will receive a single intravenous administration of AMT-061.The Phase III pivotal trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of AMT-061.

In September 2018, we announced the treatment of the third patient in our Phase IIb dose confirmation study of AMT-061. Patients received a single dose of 2x1013 vc/kg. We expect to confirm the dose of AMT-061 for the pivotal study based on an evaluation of FIX activity after treating all patients in the study.

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

In September 2017, we initiated a good laboratory practice (“GLP”) safety and toxicology study in non-human primates with AMT-130. The six-month in-life portion of a GLP-safety and toxicology study on AMT-130 in non-human primates has been completed and all study reports are currently being finalized. Data from this study will be used in support of an IND application for AMT-130.

In April 2018, we presented an overview of preclinical data establishing proof-of-concept for AMT-130 at the 2018 American Academy of Neurology Annual Meeting in Los Angeles, California. Data from multiple studies in Huntington's disease animal models across three different species show that a single intraparenchymal administration of AMT-130 into the striatum, resulted in a dose-dependent and sustained reduction of mutant huntingtin protein (mHTT) in both the deep structures of the brain and the cortex. Specifically, we presented data from an ongoing preclinical study in transgenic minipigs, one of the largest Huntington's disease animal models available, demonstrating significant reductions in human mHTT by a median of 68% in the striatum and a median of 47% in the frontal cortex at 6 months after administration of AMT-130.

BMS collaboration

We continue our research collaboration with our collaboration partner, Bristol-Myers Squibb (BMS), which includes research programs focused on cardiovascular and other diseases. BMS had designated four research targets to be researched, including S100A1 for congestive heart failure. BMS and we recently completed a heart function proof-of-concept study of AMT-126 in a pre-clinical animal model of heart failure. The study demonstrated DNA delivery and expression of S100A1 in the myocardium, thereby validating uniQure’s vector delivery platform in the animal model. The data did not show a benefit on heart function at six months, and consequently, the Joint Steering Committee for the collaboration has chosen to discontinue work on S100A1. We expect that BMS will replace the S100A1 collaboration target with another cardiovascular target and that BMS and uniQure will continue working on the other collaboration targets under the collaboration.

Intellectual property

Expanding Padua FIX patents

In 2017, we acquired intellectual property from Professor Simioni, a hemophilia expert at the University of Padua, Italy.  The intellectual property includes U.S. Patent Number 9,245,405, which covers compositions of FIX-Padua nucleic acids and polypeptides (proteins), as well as their therapeutic uses.

On May 29, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted us a second patent, U.S. Patent Number 9,982,248, which covers methods of treating coagulopathies (bleeding disorders), including hemophilia B, using AAV-based gene therapy with nucleic acid encoding the hyperactive FIX Padua variant. The FIX Padua variant is a Factor IX protein carrying a leucine at the R338 position, often called the "FIX-Padua" or "Padua mutant".

In addition to the U.S. patent, on February 20, 2018, the Canadian Intellectual Property Office granted Patent Number 2,737,094, which covers FIX-Padua nucleic acids for use in gene therapy and FIX-Padua polypeptides for use in FIX replacement therapy. We are also currently pursuing European patents directed toward therapeutic uses of FIX-Padua nucleic acids and polypeptides.

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

The 9,840,694 patent expands our intellectual property portfolio directed to large-scale manufacturing of AAV in insect cells using baculovirus vectors. Our portfolio includes multiple important molecular and process-related patents, as well as extensive know-how covering essential production, purification, and processing steps that are necessary for the large-scale insect cell-based manufacturing and for compliance with the regulatory authorities.

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

Organization

On June 13, 2018, our shareholders voted to approve the appointment of Robert Gut, M.D., Ph.D. and David Meek as non-executive directors to our Board of Directors. On August 20, 2018, Dr. Gut was appointed as the Company’s Chief Medical Officer following his resignation as a non-executive director. On October 24, 2018, at an extraordinary general meeting, our shareholders voted to approve the appointment of Robert Gut as executive director to our Board of Directors. Dr. Gut’s annual base salary will be $425,000 and he will be eligible for an annual bonus of 40% of his base salary. Dr. Gut was granted 35,000 restricted stock units vesting in equal installments over three years as well as an option to purchase 70,000 ordinary shares of the Company that will vest over a period of four years. In addition, Dr. Gut retains his option to purchase 10,000 ordinary shares vesting over three years, which he was granted upon his appointment as a non-executive director in June 2018.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in thousands
Total revenues	$3,148	$2,260	$9,676	$10,523
Research and development expenses	(20,541)	(20,103)	(56,092)	(53,963)
Selling, general and administrative expenses	(5,898)	(5,584)	(18,095)	(17,352)
Net loss	(22,035)	(10,245)	(61,416)	(51,786)

As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $239.5 million and $159.4 million, respectively. We had a net loss of $22.0 million and $61.4 million in the three and nine months ended September 30, 2018, respectively, compared to $10.2 million and $51.8 million for the same periods in 2017. As of September 30, 2018 and December 31, 2017, we had accumulated deficits of $513.6 million and $475.3 million, respectively. We anticipate that our loss from operations will increase in the future as we:

•	Advance AMT-061 into later-stage clinical development;
•	Initiate clinical studies for AMT-130 for our proprietary Huntington’s disease gene therapy program;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates;

•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
•	Build-out our clinical, medical and regulatory capabilities in the U.S.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the BMS collaboration agreement, share-based payments, contingent consideration, valuation of derivative financial instruments, and research and development expenses. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. With the exception of ASC 606 revenue recognition, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018, during the nine months ended September 30, 2018.

Adoption of ASC 606 revenue recognition on January 1, 2018

On January 1, 2018 we adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. We elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to our accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $2.5 million and $7.1 million of license revenue during the three and nine months ended September 30, 2018, respectively, related to the collaboration with BMS compared to $1.0 million and $3.2 million that would have been recognized in accordance with the previous revenue recognition policies;

-	Continued to present revenue recognized during the three and nine months ended September 30, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

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

License Revenue

We generate license revenue from a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015. We are also entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth collaboration target. We will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for a lead candidate target (which has been AMT-126) and up to $217.0 million for each of the other selected targets, if milestones are achieved. We will include the variable consideration related to the selection of the fifth to tenth collaboration target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. We might recognize significant amounts of License Revenue for services performed in prior periods if and when we consider this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions we so far did not consider this probable.

Additionally, we are eligible to receive net sales-based milestone payments and tiered mid-single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. These revenues will be recognized when earned.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue, significantly impacts the amount of License Revenue we recognize. For example, if we would increase the probability of all additional targets being designated by 10% then the revenue for the nine months ended September 30, 2018, would have decreased by approximately $1.8 million to $5.3 million as we would be required to render more services in relation to the consideration received.

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

•	Costs incurred to conduct consistency and comparability studies;
•	Costs incurred for the start-up and validation of our Lexington facility;
•	Costs incurred for the development and improvement of our manufacturing processes and methods;

•	Costs associated with our research activities for our next-generation vector and promoter platform;
•	Changes in the fair value of the contingent consideration related to our acquisition of InoCard as well as the impairment of in process research and development acquired;
•	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	Amortization of intangible assets.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

•

AMT-060/061 (hemophilia B). We have incurred costs related to the research, development and production of AMT-060 and AMT-061 for the treatment of hemophilia B. In the first quarter of 2015, we initiated a Phase I/II clinical trial of AMT-060. In June 2018, we initiated a pivotal study of AMT-061 and in August 2018, we started treating patients in our Phase IIb dose-confirmation study. In July 2017, we and Chiesi terminated our Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by us (previously Chiesi reimbursed 50% of such costs);

•	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130;
•

BMS partnered candidates. We incur costs related to the preclinical development of BMS partnered candidates (historically including AMT-126). Since May 2015, all costs related to these programs are reimbursed by BMS under our collaboration agreement;

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consultancy, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. We began the commercialization of Glybera in September 2015 and decided with our partner, Chiesi, to cease commercialization in April 2017. During this period, we incurred selling and marketing costs related to maintaining a patient registry and conducting a post-approval, Phase IV study for Glybera.

Other items, net

Our other income consists of payments to subsidize our research and development efforts as well as income from the sublicensing of our Amsterdam facility (as from January 2018 onwards).

Our other expense consists of expenses we incur in relation to our sublicensing income.

Results of Operations

Comparison of the three months ended September 30, 2018, and 2017

The following table presents a comparison of the three months ended September 30, 2018 and 2017.

	Three months ended September 30,
	2018	2017	2018 vs 2017
	in thousands
Total revenues	$3,148	$2,260	$888
Operating expenses:
Research and development expenses	(20,541)	(20,103)	(438)
Selling, general and administrative expenses	(5,898)	(5,584)	(314)
Total operating expenses	(26,439)	(25,687)	(752)
Other income	557	14,413	(13,856)
Other expense	(490)	(261)	(229)
Loss from operations	(23,224)	(9,275)	(13,949)
Other non-operating items, net	1,157	(1,248)	2,405
Loss before income tax benefit	(22,067)	(10,523)	(11,544)
Income tax benefit	32	278	(246)
Net loss	$(22,035)	$(10,245)	$(11,790)

Revenue

Our revenue for the three months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,
	2018	2017	2018 vs 2017
	in thousands
License revenue	$2,518	$1,124	$1,394
Collaboration revenue BMS	630	1,136	(506)
Total revenues	$3,148	$2,260	$888

We recognize license revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $2.5 million of BMS license revenue in the three months ended September 30, 2018, in accordance with our new revenue recognition policies we adopted effective January 1, 2018. The increase in license revenue is a consequence of the method we use to determine the amount of services rendered. We recognized $1.1 million of BMS license revenue in the three months ended September 30, 2017, in accordance with our previous revenue recognition policies.

We recognized $0.6 million collaboration revenue from BMS in the three months ended September 30, 2018, compared to $1.1 million for the same period in 2017.

Research and development expenses

Research and development expenses for the three months ended September 30, 2018 were $20.5 million, compared to $20.1 million for the same period in 2017.

•

We incurred $8.2 million in personnel and consulting expenses in the three months ended September 30, 2018, compared to $7.6 million for the same period in 2017. Our costs during the three months ended September 30,

2018 increased by $0.6 million as a result of the recruitment of personnel to support the preclinical development of new gene therapy product candidates;
•	We incurred $0.9 million in share-based compensation expenses in the three months ended September 30, 2018, compared to $1.1 million for the same period in 2017;
•	We recorded no termination benefits in the three months ended September 30, 2018, compared to $0.8 million in the same period in 2017 related to our restructuring;
•

We incurred $6.6 million in external services and costs related to the development of our product candidates in the three months ended September 30, 2018, compared to $4.8 million in the same period in 2017. The increase was a result of costs we incurred to conduct our ongoing dose-confirmation and pivotal studies for AMT-061, as well as costs associated with our ongoing GLP toxicology study for AMT-130, which we initiated in September 2017;

•

We incurred $3.1 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended September 30, 2018, compared to $3.6 million in the same period in 2017. Our costs decreased as a result of consolidating our facilities in Amsterdam into one new facility in April 2017; and

•

We recorded $3.8 million in income related to a reduction in the fair value of the contingent consideration owed to the sellers of InoCard business in the three months ended September 30, 2018, compared to a $2.3 million expense in the same period in 2017.

•

We also recorded a $5.4 million impairment loss on the in-process research and development asset acquired in the InoCard business combination in the three months ended September 30, 2018, based on our expectation as of October 2018 that the asset, research target S100A1, will be de-designated and replaced with another research target pursuant to our collaboration agreement with BMS. We recorded no such charge in the same period in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2018, were $5.9 million compared to $5.6 million for the same period in 2017.

•	We incurred $2.0 million in personnel and consulting expenses in the three months ended September 30, 2018, compared to $1.9 million in the same period in 2017;
•

We incurred $1.7 million of share‑based compensation expenses in the three months ended September 30, 2018, compared to $1.3 million in the same period in 2017. The increase was driven by the appreciation of our share price; and

•	We incurred $0.9 million in professional fees in the three months ended September 30, 2018, compared to $0.9 million in the same period in 2017.

Other items, net

We recognized $0.3 million of income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2018, compared to $0.3 million for the same period in 2017.

We recorded no income related to the July 2017 termination of our collaboration with Chiesi in the three months ended September 30, 2018, compared to $13.8 million in the same period in 2017.

We accrued no expenses related to various exit activities in the three months ended September 30, 2018, compared to $0.3 million in the same period in 2017.

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

Our other non-operating items, net, for the three months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,
	2018	2017	2018 vs 2017
	in thousands
Interest income	$949	$10	$939
Interest expense - Hercules long-term debt	(515)	(577)	62
Foreign currency gains / (losses), net	455	(681)	1,136
Other non-operating income	268	—	268
Total other non-operating income / (expense), net	$1,157	$(1,248)	$2,405

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $0.5 million during the three months ended September 30, 2018, compared to a net loss of $0.7 million during the same period in 2017.

In the three months ended September 30, 2018, we recognized an income of $0.3 million related to fair value changes of warrants compared to a result of $0.0 million for the same period in 2017.

Comparison of the nine months ended September 30, 2018, and 2017

The following table presents a comparison of the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
	2018	2017	2018 vs 2017
	in thousands
Total revenues	$9,676	$10,523	$(847)
Operating expenses:
Research and development expenses	(56,092)	(53,963)	(2,129)
Selling, general and administrative expenses	(18,095)	(17,352)	(743)
Total operating expenses	(74,187)	(71,315)	(2,872)
Other income	1,737	14,995	(13,258)
Other expense	(1,252)	(2,901)	1,649
Loss from operations	(64,026)	(48,698)	(15,328)
Non-operating items, net	2,847	(3,366)	6,213
Loss before income tax expense	(61,179)	(52,064)	(9,115)
Income tax benefit / (expense)	(237)	278	(515)
Net loss	$(61,416)	$(51,786)	$(9,630)

Revenue

Our revenue for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine months ended September 30,
	2018	2017	2018 vs 2017
	in thousands
License revenue	$7,092	$3,068	$4,024
Collaboration revenue BMS	2,584	2,817	(233)
Collaboration revenue Chiesi	—	4,638	(4,638)
Total revenues	$9,676	$10,523	$(847)

We recognize license revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $7.1 million of BMS license revenue in the nine months ended September 30, 2018, in accordance with our new revenue recognition policies we adopted effective January 1, 2018. The increase in license revenue is a consequence of the method we use to determine the amount of services rendered. We recognized $3.1 million of BMS license revenue in the nine months ended September 30, 2017, in accordance with our previous revenue recognition policies.

We recognized $2.6 million collaboration revenue from BMS in the nine months ended September 30, 2018, compared to $2.8 million for the same period in 2017.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize collaboration revenue from our co-development of hemophilia B with Chiesi. We recognized $4.6 million of Chiesi collaboration revenue during the nine months ended September 30, 2017, in accordance with our previous revenue recognition policies.

Research and development

Research and development expenses for the nine months ended September 30, 2018 were $56.1 million, compared to $54.0 million for the same period in 2017.

•	We incurred $23.6 million in personnel and consulting expenses in the nine months ended September 30, 2018, compared to $23.6 million for the same period in 2017;
•	We incurred $2.7 million in share-based compensation expenses in the nine months ended September 30, 2018, compared to $2.6 million in the same period in 2017;
•	We recorded no termination benefits in the nine months ended September 30, 2018, compared to $1.7 million in the same period in 2017 related to the restructuring;
•

We incurred $18.5 million in external services and costs related to the development of our product candidates in the nine months ended September 30, 2018, compared to $11.9 million for the same period in 2017. The increase was primarily driven by costs we incurred to conduct our dose-confirmation and pivotal studies for AMT-061, as well as costs associated with our ongoing GLP toxicology study for AMT-130, which we initiated in September 2017;

•

We incurred $9.0 million operating expenses and depreciation expenses related to our rented facilities in the nine months ended September 30, 2018, compared to $10.8 million for the same period in 2017. Our costs decreased as a result of consolidating our facilities in Amsterdam into one new facility in April 2017; and

•

We recorded $4.0 million in income related to a reduction in the fair value of the contingent consideration owed to the sellers of InoCard business in the nine months ended September 30, 2018, compared to an expense of $2.7 million for the same period in 2017.

•

We also recorded a $5.4 million impairment loss on the in-process research and development asset acquired in the InoCard business combination in the three months ended September 30, 2018, based on our expectation as of October 2018 that the asset, research target S100A1, will be de-designated and replaced with another research target pursuant to our collaboration agreement with BMS. We recorded no such charge in the same period in 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $18.1 million, compared to $17.4 million for the same period in 2017.

•	We incurred $6.4 million in personnel and consulting expenses in the nine months ended September 30, 2018, compared to $6.1 million in the same period in 2017;
•

We incurred $4.7 million of share-based compensation expenses in the nine months ended September 30, 2018, compared to $3.4 million in the same period in 2017. The increase was driven by the appreciation of our share price;

•

We incurred $3.1 million in professional fees in the nine months ended September 30, 2018, compared to $3.8 million in the same period in 2017. The decrease was primarily due to the nonrecurring costs we incurred in 2017 related to our conversion from a foreign private issuer to a U.S. domestic filer; and

•	We incurred no costs associated with the Glybera global registry and Phase IV study during the nine months ended September 30, 2018, compared to $0.3 million during the same period in 2017.

Other items, net

We recognized $0.8 million income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2018, compared to $0.9 million for the same period in 2017.

We recorded no income related to the July 2017 termination of our collaboration with Chiesi in the nine months ended September 30, 2018, compared to $13.8 million in the same period in 2017.

We recorded no expense in the nine months ended September 30, 2018 related to the termination of the marketing of Glybera and our collaboration with Chiesi, compared to $1.8 million in the same period in 2017.

We accrued no contract termination costs related to vacated facilities at our Amsterdam site in the nine months ended September 30, 2018, compared to $0.6 million in the same period in 2017.

We recorded no other expenses related to various exit activities in the nine months ended September 30, 2018, compared to $0.5 million in the same period in 2017.

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

Our other non-operating items, net, for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017	2018 vs 2017
	in thousands
Interest income	$1,785	$33	$1,752
Interest expense - Hercules long term debt	(1,496)	(1,583)	87
Foreign currency gains / (losses), net	2,888	(1,845)	4,733
Other non-operating (expense) / income	(330)	29	(359)
Total non-operating (expense) / income, net	$2,847	$(3,366)	$6,213

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $2.9 million during the nine months ended September 30, 2018, compared to a net loss of $1.8 million during the same period in 2017.

In the nine months ended September 30, 2018, we recognized a loss of $0.3 million related to fair value changes of warrants, compared to no gain or loss for the same period in 2017.

Financial Position, Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and restricted cash of $242.0 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2021. The table below summarizes our consolidated cash flow data for the nine months ended September 30, 2018, and 2017.

	Nine months ended September 30,
	2018	2017
	in thousands
Cash, cash equivalents and restricted cash at the beginning of the period	$161,851	$134,324
Net cash used in operating activities	(58,034)	(46,223)
Net cash used in investing activities	(3,503)	(4,368)
Net cash generated from financing activities	143,117	1,036
Foreign exchange impact	(1,431)	6,634
Cash, cash equivalents and restricted cash at the end of period	$242,000	$91,403

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $22.0 million and $61.4 million during the three and nine months ended September 30, 2018, respectively, compared to a loss of $10.2 million and $51.8 million during the same periods in 2017. As of September 30, 2018, we had an accumulated deficit of $513.6 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through September 30, 2018, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

Net Cash used in operating activities

Net cash used in operating activities was $58.0 million for the nine months ended September 30, 2018, an increase of $11.8 million compared to the $46.2 million of cash used in the same period in 2017.

The increase in net cash used in operating activities is primarily due to the decrease in collaboration revenue during the nine-month period ending September 30, 2018 compared to the prior year period, as well as changes in net working capital. In the nine-month period ending September 30, 2017, we collected $4.6 million in Chiesi-related collaboration revenue, compared to $0.0 million in the current period. Additionally, in the nine months ended September 30, 2017, we had a $4.9 million reduction in our net working capital primarily related to the timing of collections from our partner, BMS, whereas in the nine-month period ending September 30, 2018 we had a decrease of $0.8 million.

Net cash used in investing activities

In the nine months ended September 30, 2018, we used $3.5 million in our investing activities compared to $4.4 million for the same period in 2017.

	Nine months ended September 30,
	2018	2017
	in thousands
Build out of Lexington site	$(1,208)	$(638)
Build out of Amsterdam sites	(597)	(2,606)
Acquisition of licenses and patents	(1,698)	(1,124)
Total investments	$(3,503)	$(4,368)

Net cash generated from financing activities

We received net proceeds of $138.5 million associated with our follow‑on offering in May 2018.

During the nine months ended September 30, 2018, we received $4.6 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $1.0 million in the same period 2017.

Funding requirements

We currently expect that our cash and cash equivalents as of September 30, 2018 will be sufficient to fund operations into 2021. Our future capital requirements will depend on many factors, including but not limited to:

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

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of September 30, 2018, that are expected to have an impact on liquidity and cash flows in future periods.

		Less than 1	Between 1	Between 2
	Undefined	year	and 2 years	and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $2.5 million interest payments)	$—	$12,370	$10,124	$—	$—	$22,494
Operating lease obligations	—	3,847	3,901	12,020	17,720	37,488
Total	$—	$16,217	$14,025	$12,020	$17,720	$59,982

The contingent consideration related to our acquisition of InoCard (later renamed uniQure GmbH) amounts to $15.7 million (€13.5 million). Due to our expectation as of October 2018 that BMS will de-designate and replace the S100A1 research target, we no longer expect that any milestone obligations will become payable. As of September 30, 2018, we recorded this obligation at a fair value of nil (December 31, 2017 $4.0 million).

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2018, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and interim financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on such evaluation, our CEO has concluded that as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, we implemented appropriate changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to support the recognition of revenue and the preparation of additional revenue-related disclosures in accordance with ASC 606.

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

In advance of treating patients in the pivotal study of AMT-061, we are conducting a short study to confirm the dose expected to be used in the pivotal trial.  The dose-confirmation study is expected to enroll at least three, and up to six patients, who will be administered a single dose of 2 x 1013 gc/kg. We will rely on the short-term data from this study, including FIX activity and safety outcomes during the weeks following administration of AMT-061, to confirm the dose to be used in the pivotal study.  Given the limited number of patients and short follow-up period, data from this study may exhibit significant variability and differ materially from the future results of our planned pivotal study of AMT-061.

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

As of September 30, 2018, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases.

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

In October 2017 we modified our lead product candidate for hemophilia B from AMT-060 (an AAV-5 based vector encoding the wild-type factor IX gene) to a product candidate designated AMT-061 (an AAV5 based vector encoding the FIX-Padua mutant). Both product candidates are identical in structure apart from two nucleotide substitutions in the coding sequence for FIX. We believe incorporating the FIX-Padua mutant may result in enhanced FIX activity. We have conducted a GLP non-human primate pre-clinical study using AMT-061, which demonstrated a substantial increase in FIX activity over AMT-060. The results of our pre-clinical study using AMT-061 may not be predictive of any future clinical trial results for AMT-061. The transition to AMT-061 in the pivotal development phase was supported by analytical comparability and GLP non-human primate pre-clinical data. Our pivotal trial, which will be conducted with AMT-061, may not ultimately provide the desired efficacy results or may reveal adverse events or other safety concerns.

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

While we believe we have satisfactorily demonstrated comparability between AMT-061, manufactured at our Lexington facility and AMT-060, manufactured at our Amsterdam facility, the applicable regulatory authorities may require additional studies or analyses to support regulatory approval and the commencement of patient dosing in our Phase III clinical trial. It is possible that the applicable regulatory authorities may ultimately not agree with the design or conduct of our comparability, clinical, pre-clinical or non-clinical studies, or with our chemistry, manufacturing, and control development work. The applicable regulatory authorities may find that our data do not support the submission, acceptance or approval of our IND amendment or marketing applications. During future interactions with FDA and the EMA, we may receive unfavorable comments, guidance, and recommendations that negatively impact our development timelines. The approach required by the applicable regulatory authorities may change in the future due to a variety of reasons, including changes in regulatory policy, the outcome of our studies and continuing development, and how our studies and continuing development efforts are ultimately conducted.

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

To earn all milestone payments and royalties potentially due under our collaboration with BMS, we are dependent on BMS electing to designate and actively pursue target indications covered by the collaboration and our achievement of all development, clinical and regulatory milestones under the collaboration. If BMS designates or actively pursues fewer development targets, utilizes contract research organizations, instead of our organization, to conduct non-clinical and pre-clinical studies, or if we fail to achieve a significant number of the applicable milestones, the total payments we receive under this collaboration may be materially lower than are potentially payable. We currently expect that BMS will de-designate and potentially replace the S100A1 research target with another research target, and we do not expect that BMS or uniQure will pursue the S100A1 program further.

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

We had a net loss of $61.4 million in the nine months ended September 30, 2018, $79.3 million in the full year 2017 and $73.4 million in 2016. As of September 30, 2018, we had an accumulated deficit of $513.6 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•	Advance AMT-061 into later-stage clinical development;
•	Initiate clinical studies related to our Huntington’s disease gene therapy program;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates; and
•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

As of September 30, 2018, we had $20.0 million of outstanding principal of borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from December 2018 through May 2020. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through November 1, 2018, the sale price of our ordinary shares ranged from a high of $43.23 to a low of $4.72. The closing price on November 1, 2018, was $27.21 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 40.6% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at September 30, 2018. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets.

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

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 6, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*            Filed herewith.

±            Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQURE, N.V.
By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive and Financial Officer)
By: /s/ Christian Klemt Christian Klemt Chief Accounting Officer

Dated November 6, 2018