Form 10-K
period 2018-12-31
uniQure N.V.
filed 2019-02-28
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June  30, 2018 was $1,403.4 million, based on the closing price reported as of June 29, 2018 on the NASDAQ Global Select Market.

As of February 26, 2019, the registrant had 37,626,300 ordinary shares, par value €0.05, outstanding.

The documents incorporated by reference are as follows:

Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2019 and to be delivered to shareholders in connection with the 2019 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains “forward‑looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward‑looking statements may be found in Part I, Item 1 “Business,” Part 1, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10‑K.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part I, Item 1A “Risk Factors,” as well as those discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or in the documents where such forward‑looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in our Annual Report on Form 10-K including in “Part I, Item 1A. “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward‑looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements after completion of the filing of this Annual Report on Form 10‑K to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward‑looking statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Unless the context requires otherwise, references in this report to “uniQure,” “Company,” “we,” “us” and “our” and similar designations refer to uniQure N.V. and our subsidiaries.

Item 1.  Business.

Overview

We are a leader in the field of gene therapy, seeking to develop one-time administered treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are working to advance a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. In January 2019, we commenced the dosing phase of a pivotal study of AMT-061, our lead product candidate for patients with hemophilia B. Also, in January 2019, we received notice from the U.S. Food and Drug Administration (“FDA”) of the clearance of our Investigational New Drug (“IND”) application for AMT-130, our product candidate for patients with Huntington’s disease, thereby enabling us to initiate our Phase I/II clinical study. In November 2018 we announced the expansion of our research pipeline to include additional novel gene therapy candidates for treating additional indications, including hemophilia A, Fabry disease and spinocerebellar ataxia Type 3 (“SCA3”).

We believe our gene therapy technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus based, or AAV-based, gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”), compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Key events

Commencing a pivotal study of hemophilia B lead candidate (“AMT-061”)

On February 4, 2019, we announced the dosing of the first patient in our Phase III HOPE-B hemophilia B pivotal trial. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of AMT-061. After the six-month lead-in period, patients will receive a single intravenous administration of AMT-061. The primary endpoint of the study will be based on the Factor IX (“FIX”) activity level achieved following the administration of AMT-061, and the secondary endpoints will measure annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial will be tested for the presence of pre-existing neutralizing antibodies to AAV5 but will not be excluded from the trial based on their titers.

In February 2019, we presented updated data from our Phase IIb dose-confirmation study of AMT-061, which demonstrated that all three patients experienced increasing and sustained FIX levels after a one-time administration of AMT-061. Twelve weeks after administration, mean FIX activity for the three patients was 38% of normal, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 48% of normal at 16 weeks after administration. FIX activity in the second patient was 25% of normal at 14 weeks following administration and in the third patient was 51% of normal at 12 weeks after administration. Based on the data obtained through December 13, 2018, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy. AMT-061 has been well-tolerated, with no serious adverse events reported and no patients requiring any immunosuppression therapy.

Preparing for the clinical development of Huntington product candidate (“AMT-130”)

In January 2019, our IND application for AMT-130 was cleared by the FDA, thereby enabling us to initiate our planned Phase I/II clinical study. The Phase I/II study is expected to be a randomized, double-arm, blinded, imitation surgery-controlled trial conducted at three surgical sites and at least two non-surgical sites in the U.S. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses.

Expanding our preclinical pipeline and proprietary technology platform

In November 2018, we announced the expansion of our research pipeline with three new AAV-based product candidates. Our lead preclinical candidate, AMT-180, is a novel hemophilia A gene therapy candidate that we believe has the potential to treat all hemophilia A patients, including those with past and current inhibitors. Our next most advanced preclinical candidates, AMT-190 and AMT-150, are differentiated gene therapy candidates for the treatment of Fabry disease and SCA3, respectively.

Also, in November 2018, we presented our miQURE™ gene silencing technology platform. miQURE is uniQure’s novel technology platform designed to degrade disease-causing genes, without off-target toxicity, and induce silencing of the entire target organ through secondary exosome-mediated delivery. Preclinical studies of miQURE-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact on the normal cellular miRNA or mRNA mechanisms. Gene therapy candidates designed with miQURE incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. miQURE technology has been incorporated in our gene therapy product candidate for Huntington’s disease, and is expected to be applied to our gene therapy candidate for SCA3.

Financing

In May 2018, we raised $138.4 million through a follow-on public offering of 5.2 million ordinary shares at $28.50 per ordinary share.

In December 2018, we increased our existing $20 million credit facility to $35 million, extended the maturity by three years to May 31, 2023 and extended the interest-only period by at least two years to November 2020.

Our Mission and Strategy

Our mission is to deliver curative gene therapies that transform the lives of patients.

Our strategy to achieve this mission is to:

Advance the development of AMT-061, a potentially best-in-class treatment of hemophilia B. AMT-061 combines the advantages of AAV5 with an enhanced Padua-FIX transgene, and may provide optimized clinical and tolerability benefits to all, or nearly all patients with hemophilia B. We have achieved alignment with the FDA and European Medicines Agency (“EMA”) on what we believe is an expedited clinical development plan. We initiated the lead in phase of our pivotal study program in 2018, and we dosed the first patient in January 2019.

Maintain our leadership position in commercial-scale AAV manufacturing. We have established cGMP, commercial-scale manufacturing capabilities for AAV-based gene therapies in our state-of-the-art Lexington, Massachusetts facility. We successfully produced batches of multiple gene therapy products using the same fundamental manufacturing process, methods and controls. We believe the modularity of our platform provides us with distinct advantages, including the potential for reduced development risk and faster times to market.

Build a pipeline of gene therapy programs focused on rare and orphan diseases targeting liver-directed and central-nervous system (“CNS”) diseases. Beyond our lead clinical program for hemophilia B and our Huntington’s program, we have a pipeline of additional AAV-based gene therapy programs in various stages of preclinical development. We are leveraging our leading technology platform, which includes novel vectors, promoters and manufacturing capabilities, to develop gene therapies primarily focused on rare, monogenic liver-directed, and CNS diseases as well as cardiovascular diseases.

Leverage the favorable immunogenicity profile of AAV5-based gene therapies to develop multiple products. We have demonstrated AAV5-based gene therapies to be generally safe and well-tolerated in four clinical trials conducted in 25 patients. No patient treated with AAV5-based gene therapies experienced a confirmed immune response to the capsid or complications associated with T-cell activation, such as a material loss of efficacy. Clinical trials also demonstrated that AAV5 has the lowest prevalence of preexisting neutralizing antibodies (“Nab”) compared to other AAV vectors, which may enable all, or nearly all patients to be eligible for treatment with AAV5-based gene therapies.

Invest in next-generation technologies to expand the applicability of gene therapy to patients. We are developing proprietary technologies that have the potential to enhance safety and efficacy of our product candidates and may broaden the applicability of our gene therapies to a wider range of diseases and patients. These technologies include (i) tailored vectors and promoters; (ii) optimized delivery and administration techniques and (iii) novel transgenes. These technologies are developed both in-house by our experienced research team in Amsterdam, the Netherlands, as well as via collaborations with third parties.

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

Our Product Candidates

A summary of our key development programs is provided below:

Development Stage
Product/Product Candidate	Vector	Gene	Indication	Pre‑ clinical	Phase I/II	Phase III	Approved	Comments
Liver directed diseases
AMT‑061	AAV5	FIX-Padua	Hemophilia B					Enrolling and dosing patients in phase III study
AMT‑180	AAV5		Hemophilia A					Conducting IND-enabling studies
AMT-190	AAV5		Fabry disease					Conducting preclinical studies
Central nervous system directed diseases
AMT-130	AAV5	HTT	Huntington’s disease					Preparing to initiate a Phase I/II study
AMT-150			Spinocerebellar Ataxia Type 3					Conducting preclinical studies
Partnered programs
Undisclosed programs partnered with Bristol-Myers Squibb				

Liver-directed diseases

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

Our Development of AMT‑061 for Hemophilia B

We are currently developing AMT-061, a gene therapy for patients with hemophilia B that is designed to restore Factor IX (“FIX”) activity, an essential protein for blood clotting. AMT-061 includes an AAV5 vector incorporating our patent-protected FIX-Padua variant (“FIX-Padua”). AMT-061 is identical in structure to our first-generation hemophilia B product candidate, AMT-060, apart from two nucleotide substitutions in the coding sequence for FIX. The FIX-Padua variant expresses a protein with a single amino acid substitution that has been reported in multiple preclinical and nonclinical studies to provide an approximate eight- to ninefold increase in FIX activity compared to the wild-type protein, which was incorporated in AMT-060. All other critical quality attributes of AMT-061 are expected to be comparable to those of AMT-060, as AMT-061 utilizes the same AAV5 capsid and proprietary insect cell-based manufacturing platform.

AMT-061 is intended to be delivered by IV-infusion, without immunosuppressant therapy, through the peripheral vein in a single treatment session for approximately 30 minutes.

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

AAV5-based gene therapies have been demonstrated to be generally safe and well-tolerated in a multitude of clinical trials, including four uniQure trials conducted in 25 patients in hemophilia B and other indications. In contrast to data reported using other AAV capsids delivered systemically via IV infusion, no patient treated in clinical trials with our AAV5 gene therapies has experienced any confirmed, cytotoxic T-cell-mediated immune response to the capsid or material loss of FIX activity. An independent clinical trial has demonstrated that AAV5 has the lowest prevalence of preexisting neutralizing antibodies compared to other AAV vectors. Data from our clinical, preclinical and nonclinical studies suggest that all, or nearly all patients may be eligible for treatment with AMT-061.

The FDA has agreed that AMT-061 will fall under the existing Breakthrough Therapy Designation and IND for AMT-060, and the EMA has also agreed that AMT-061 will fall under the current priority medicines (“PRIME”) designation.

In June 2018, we announced the enrollment of the first patient in the Phase III HOPE-B pivotal study of AMT-061. The Phase III HOPE-B pivotal trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of AMT-061. Approximately 50 adult hemophilia B patients classified as severe or moderately severe will be enrolled in a six-month observational period during which time they will continue to use their current standard of care to establish a baseline control. After the six-month lead-in period, patients will receive a single IV-administration of AMT-061. The primary endpoint of the study will be based on the FIX activity level achieved following the administration of AMT-061, and the secondary endpoints will measure annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial will be tested for the presence of pre-existing neutralizing antibodies to AAV5 but will not be excluded from the trial based on their titers. In January 2019 we dosed the first patient in our HOPE-B pivotal trial.

In September 2018, we completed the dosing of a Phase IIb dose-confirmation study of AMT-061. The Phase IIb study is an open-label, single-dose, single-arm, multi-center trial being conducted in the United States. The objective of the study was to evaluate the safety and tolerability of AMT-061 and confirm the dose based on FIX activity at six weeks after administration.  Three patients with severe hemophilia were enrolled in this study and received a single intravenous infusion of 2x1013 genome copies per kilogram (“gc/kg”). Patients are evaluated for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial on this basis. We will continue to follow patients for a total 52 weeks to assess FIX activity, bleeding rates and usage of FIX replacement therapy, and will monitor the three patients for five years to evaluate the safety of AMT-061.

In December 2018, the study’s Data Monitoring Committee evaluated initial data from the Phase IIb study and confirmed the dose of 2x1013 gc/kg for the Phase III pivotal trial. In February 2019, we presented updated data from the Phase IIb dose-confirmation study, which demonstrated that all three patients experienced increasing and sustained FIX levels after a one-time administration of AMT-061. Twelve weeks after administration, mean FIX activity for the three patients was 38% of normal, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 48% of normal at 16 weeks after administration. FIX activity in the second patient was 25% of normal at 14 weeks following administration and in the third patient was 51% of normal at 12 weeks after administration. Based on the data obtained through December 13, 2018, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy. AMT-061 has been well-tolerated, with no serious adverse events reported and no patients requiring any immunosuppression therapy.

Intellectual Property for AMT-061

In 2017, we acquired intellectual property from Professor Paolo Simioni (“Dr. Simioni”), a hemophilia expert at the University of Padua, Italy.  The intellectual property includes U.S. Patent Number 9,245,405, which covers compositions of FIX-Padua nucleic acids and polypeptides (proteins), as well as their therapeutic uses.

In May 2018, the U.S. Patent and Trademark Office (“USPTO”) granted us a second patent, U.S. Patent Number 9,982,248, which covers methods of treating coagulopathies (bleeding disorders), including hemophilia B, using AAV-based gene therapy with nucleic acid encoding the hyperactive FIX Padua variant. The FIX Padua variant is a Factor IX protein carrying a leucine at the R338 position, often called the "FIX-Padua" or "Padua mutant".

In addition to the U.S. patent, in February 2018, the Canadian Intellectual Property Office granted Patent Number 2,737,094, which covers FIX-Padua nucleic acids for use in gene therapy and FIX-Padua polypeptides for use in FIX replacement therapy. We are also currently pursuing European patents directed toward therapeutic uses of FIX-Padua nucleic acids and polypeptides.

Phase I/II Clinical Trial of AMT-060

In the third quarter of 2015, we initiated a Phase I/II clinical trial of AMT‑060, our first-generation hemophilia B product candidate, in patients with severe or moderately‑severe hemophilia B. AMT-060 consists of an AAV5 vector carrying a codon-optimized, wild-type, human Factor IX gene cassette licensed from St. Jude Children’s Research Hospital. The study is a five‑year, open‑label, uncontrolled, single‑dose, dose‑ascending multi‑center trial that includes two cohorts, with the low‑dose cohort using a treatment of 5x1012 gc/kg and the second‑dose cohort using 2x1013 gc/kg. We enrolled five patients into the low dose cohort in the third quarter 2015. Another five patients were enrolled into the high dose cohort between March and May 2016.

In December 2018, we presented long-term clinical data from our ongoing Phase I/II study of AMT-060, including up to two and a half years of follow-up. The data demonstrated that AMT-060 continues to be safe and well-tolerated, with no new serious adverse events and no development of inhibitors. All ten patients sustained increases in FIX activity and improvements in their disease state as measured by reduced usage of FIX replacement therapy and decreased bleeding frequency.

All five patients in the second dose cohort of 2x1013 gc/kg continue to be free of routine prophylaxis at up to two years after treatment.  During the last 12 months of observation, the mean annualized bleeding rate was 0.5 bleeds, representing an 88% reduction compared to the year prior to treatment. During the same period, the usage of FIX replacement therapy declined 93% compared to the year prior to treatment. Mean FIX activity increased from 7.1% in the first year after treatment to 8.3% in the second year and was 8.9% of normal at the last measurement.

Hemophilia A program (AMT-180)

Hemophilia A Disease and Market Background

Hemophilia A, also called factor VIII (“FVIII”) deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. Although it is passed down from parents to children, about 1/3 of cases are caused by a spontaneous mutation, a change in a gene. More than half of the patients have the severe form of hemophilia A. Patients with severe hemophilia A experience bleeding following an injury and may have frequent spontaneous bleeding episodes, often into their joints and muscles. Hemophilia A occurs in approximately one in 5,000 live births. Approximately 30 percent of patients with severe hemophilia A will develop an inhibitor that neutralizes the infused FVIII activity. Historically, this patient population has been underserved due to past exclusion from gene therapy research in clinical development.

Our Development of AMT-180 for Hemophilia A

AMT-180 is a novel hemophilia A gene therapy that we believe has the potential to treat all hemophilia A patients including those with past and current inhibitors. AMT-180 is a one-time, intravenously-administered, AAV5-based gene therapy incorporating a proprietary modified Factor IX gene, Super9™, that has been demonstrated in preclinical studies to circumvent inhibitors to FVIII. A proof-of-concept study indicated that administration of Super9 resulted in clinically relevant FVIII mimetic activity in hemophilia A mice and was not associated with hypercoagulability in wild-type mice. Another study in non-human primates indicated that a single dose of AMT-180 resulted in expression levels that translate into FVIII mimetic activity expected to be clinically relevant in hemophilia A patients with or without inhibitors. In addition, Super9 induced clinically relevant thrombin activation in FVIII-depleted human plasma with or without inhibitors. These data indicate that AMT-180 may lead to durable expression in hemophilia A patients and may provide long-term prevention of bleeds. In early 2019, we initiated IND-enabling studies of AMT-180.

Fabry disease program (AMT-190)

Fabry Disease and Market Background

Fabry disease is a progressive, inherited, multisystemic lysosomal storage disease characterized by specific neurological, cutaneous, renal, cardiovascular, cochleo-vestibular and cerebrovascular manifestations. Fabry disease is caused by a defect in a gene that encodes for a protein called α-galactosidase A (“GLA”). The GLA protein is an essential enzyme required to breakdown globotriaosylsphingosine (“Gb3”) and lyso-globotriaosylsphingosine (“lyso-Gb3”). In patients living with Fabry disease, Gb3 and lyso-Gb3 accumulate in various cells throughout the body causing progressive clinical signs and symptoms of the disease. Current treatment options, which consist of bi-weekly intravenous enzyme replacement therapy, typically have no therapeutic benefit in patients with advanced renal or cardiac disease. Studies have also shown that a majority of male patients develop antibodies that inhibit the GLA protein and interfere with therapeutic efficacy.

Fabry disease has two major disease phenotypes: the type 1 “classic” and type 2 “later-onset” subtypes. Both lead to renal failure, and/or cardiac disease, and early death. Type 1 males have little or no functional a-Gal A enzymatic activity (<1% of normal mean), and marked accumulation of GL-3/Gb3 and related glycolipids in capillaries and small blood vessels which cause the major symptoms in childhood or adolescence.  In contrast, males with the type 2 “later-onset” phenotype (previously called cardiac or renal variants) have residual a-Gal A activity, lack GL-3/Gb3 accumulation in capillaries and small blood vessels, and do not manifest the early manifestations of type 1 males. They experience an essentially normal childhood and adolescence. They typically present with renal and/or cardiac disease in the third to seventh decades of life. Most type 2 later-onset patients have been identified by enzyme screening of patients in cardiac, hemodialysis, renal transplant, and stroke clinics and recently by newborn screening. Fabry disease occurs in all racial and ethnic populations and affects males and females. It is estimated that type 1 classic Fabry disease affects approximately one in 40,000 males. The type 2 later-onset phenotype is more frequent, and in some populations may occur as frequently as about 1 in 1,500 to 4,000 males.

Our Development of AMT-190 for Fabry Disease

AMT-190 is a one-time, intravenously-administered, AAV5-based gene therapy designed to circumvent GLA antibodies that can inhibit efficacy in Fabry patients. AMT-190 incorporates a modified version of α-N-acetylgalactosaminidase (“NAGA”), a protein that is structurally similar to the GLA protein but is not recognized by GLA-neutralizing antibodies. As such, AMT-190 has the potential to be a more effective, longer-term treatment of Fabry disease. In cultured cells and in a study in wild-type mice, AMT-190 resulted in clinically relevant GLA activity. In a preclinical proof-of-concept study, Fabry mice were injected with a single dose of AMT-190, resulting in modified NAGA expression with subsequent GLA-activity in plasma. At two- and four-weeks post-dosing, this GLA activity already translated to up to fifty percent reduction in lyso-Gb3 levels. We believe that these studies demonstrate proof-of-concept of AMT-190 as a gene therapy candidate for Fabry disease. We believe that a one-time administration of AMT-190 could potentially lead to long-term expression of GLA in the liver, kidneys and heart, with no loss of expression due to inhibitors. We plan to conduct additional pre-clinical tests during 2019.

Central Nervous System diseases

Huntington’s Disease

Huntington’s Disease and Market Background

Huntington’s disease is a severe genetic neurodegenerative disorder causing loss of muscle coordination, behavioral abnormalities and cognitive decline, often resulting in complete physical and mental deterioration over a 12 to 15-year period. The median survival time after onset is 15 to 18 years (range: 5 to >25 years). Huntington’s disease is caused by an inherited defect in a single gene that codes for a protein called Huntingtin (“HTT”). The prevalence of Huntington’s disease is three to seven per 100,000 in the general population, similar in men and women, and it is therefore considered a rare disease. Despite the ability to identify Huntington’s disease mutation carriers decades before onset, there is currently no available therapy that can delay onset or slow progression of the disease. Although some symptomatic treatments are available, they only are transiently effective despite significant side effects.

Our Development of AMT-130 for Huntington’s Disease

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV vector carrying an engineered micro-RNA (“miRNA”) designed to silence the HTT. AMT-130 is our lead product candidate developed using our miQURE technology, a proprietary, one-time administered gene silencing platform. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA. AMT-130 is intended to be administered directly into the brain via a stereotactic, magnetic resonance imaging guided catheter.

Our goal for AMT-130 is to develop a gene therapy with the following profile:

•	One-time administration in the striatum of disease modifying therapy;
•	Strong HTT knockdown in both deep structures and cortex;
•	Use of proprietary miQURE platform.

In April 2017, we presented preclinical data on AMT-130 in transgenic mini pigs. The data demonstrated widespread, dose-dependent distribution of the vector throughout the mini pig brain that corresponded strongly with the mutant HTT expression. Researchers also observed a dose-dependent reduction in mutant HTT protein levels, as well as similar trends in cerebral spinal fluid. Both the surgical procedure and AMT-130 treatment were well tolerated with no adverse events.

In October 2017, we presented preclinical data on AMT-130 in a mouse model with a highly aggressive form of Huntington’s disease which demonstrated significant improvements in both motor-coordination and survival, as well as a dose-dependent, sustained reduction in HTT.

In April 2018, we presented an overview of preclinical data establishing proof-of-concept for AMT-130 at the 2018 American Academy of Neurology Annual Meeting in Los Angeles, California. Data from multiple studies in Huntington's disease animal models across three different species showed that a single intraparenchymal administration of AMT-130 into the striatum, resulted in a dose-dependent and sustained reduction of mutant huntingtin protein

(“mHTT”) in both the deep structures of the brain and the cortex. Specifically, we presented data from the ongoing preclinical study in transgenic minipigs, one of the largest Huntington's disease animal models available, demonstrating significant reductions in human mHTT by a median of 68% in the striatum and a median of 47% in the frontal cortex at 6 months after administration of AMT-130.

In January 2019 our IND application for AMT-130 was cleared by the FDA, thereby enabling us to initiate our planned Phase I/II clinical study. The Phase I/II study is expected to be a randomized, double-arm, blinded, imitation surgery-controlled trial conducted at three surgical sites in the U.S., with at least two non-surgical sites. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses.

Spinocerebellar Ataxia Type 3 program

Spinocerebellar Ataxia type 3 and Market Background

SCA3 is a central nervous system disorder. SCA3, also known as Machado-Joseph disease, is caused by a CAG-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3. Patients with SCA3 experience brain degeneration that results in movement disorders, rigidity, muscular atrophy and paralysis. There is currently no treatment available that slows the progressive course of this lethal disease.

Prevalence of Spinocerebellar Ataxia Type 3 is estimated to be one to two per 100,000 with significant geographical and ethnic variations: the highest prevalence has been found in the Azores (Flores Island (1/239)), intermediate prevalence rates in Portugal, Germany, the Netherlands, China and Japan, and lower prevalence in North America, Australia and India. SCA3 is the most common form of ADCA1 in most genetically characterized populations.

Our preclinical SCA3 program

AMT-150 is a one-time, intrathecally-administered, AAV gene therapy incorporating our proprietary miQURE™ silencing technology that is designed to halt ataxia in early manifest SCA3 patients. In an in-vitro study with human Induced Pluripotent Stem (“IPS”) derived neurons, AMT-150 has been shown to lower the human ataxin-3 protein by 65%, without any off-target effects. We also performed a proof-of-concept in-life study in SCA3 mice demonstrating that AMT-150 was able to lower toxic ataxin-3 protein by 65% in the brain stem after a single administration. Further studies in non-human primates demonstrate the ability to distribute and express a reporter gene at a clinically relevant level in the most degenerated brain regions in SCA3. These preclinical studies demonstrate that a single administration of AMT-150 results in sustained expression and efficient processing with on-target engagement. They also demonstrate that AMT-150 appears to be safe due to the lack of off-target activity. In 2019 we intend to initiate large animal studies to demonstrate safety and efficacy.

Bristol‑Myers Squibb Collaboration

In 2015, we entered into an agreement with BMS that provides exclusive access to our gene therapy technology platform for multiple targets primarily focused on cardiovascular diseases (“Collaboration and License Agreement”). We are supporting BMS in discovery, non‑clinical, analytical and process development efforts and are responsible for manufacturing of clinical and commercial supplies using our vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimburses us for all our research and development costs in support of the collaboration, and will lead development, regulatory and commercial activities across all programs.

Collaboration on cardiovascular and other diseases focused targets

In total, the companies may collaborate on ten targets, including cardiovascular targets and potentially targets in other areas. BMS initially designated four research targets, including S100A1 for congestive heart failure (“AMT-126”). BMS and we in October 2018 completed a heart function proof-of-concept study of AMT-126 in a pre-clinical animal model of heart failure. The study demonstrated deoxyribonucleic acid (“DNA”) delivery and expression of S100A1 in the myocardium, thereby validating our vector delivery platform in the animal model. The data did not show a benefit on heart function at six months, and consequently, the Joint Steering Committee for the collaboration has chosen to discontinue work on S100A1. We expect that BMS will replace the S100A1 collaboration target with another cardiovascular target and that we and BMS will continue working on the other collaboration targets under the collaboration.

Equity arrangements

After entering into the collaboration in 2015 BMS acquired 2.4 million or 9.9% of our outstanding shares following the issuance for aggregate consideration of $75.5 million. As of December 31, 2018, BMS held 6.4% of our outstanding ordinary shares. We have also granted BMS two warrants. BMS may at its option acquire, at a premium to the market, an additional number of shares such that BMS owns 14.9% and 19.9%, respectively, of our outstanding ordinary shares immediately after such purchase. The exercise of each warrant is conditioned upon the designation of a specified number of additional collaboration targets and payment of related fees by BMS, as well as a minimum number of collaboration programs under development.

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

Pursuant to the Investor Agreement, without our consent, BMS may not (i) acquire a number of shares such that the number of shares that BMS beneficially holds is greater than the percentage acquired, or which may be acquired, after giving effect to each of the tranches under the Share Subscription Agreement and the two warrants; (ii) propose, offer or participate in any effort to acquire us or one of our subsidiaries; (iii) propose, offer or participate in a tender offer for our shares or any exchange of shares that would effect a change of control of our company; (iv) seek to control or influence our governance or policies; (v) join or participate in any group regarding the voting of our ordinary shares; or (vi) take certain other similar actions. BMS may still, among other things, make a non‑public, confidential proposal to enter into a business combination or similar transaction with our company. These standstill restrictions will terminate upon the occurrence of certain events including, but not limited to, the acquisition of a certain material number of shares by a third party, if we enter into a merger agreement or similar transaction with a third party, or upon the passage of a defined period of time subsequent to the acquisition of shares pursuant to the Share Subscription Agreement or the warrants.

BMS is also subject to a lock‑up pursuant to the Investor Agreement. Without our prior consent, BMS may not sell or dispose of its shares until the later of (i) the fourth anniversary of the purchase of the first tranche of shares pursuant to the Share Subscription Agreement in June 2019 (or fifth anniversary in June 2020 if the Collaboration Agreement is extended), or (ii), in respect of each ordinary share acquired pursuant to the Share Subscription Agreement and the warrants, the first anniversary of issuance of each such ordinary shares. However, this lock‑up may terminate sooner in the event the Collaboration Agreement is terminated.

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

New Technology Development

We are seeking to develop next‑generation technologies with the goal of further improving the potential of AAV-based gene therapies to treat patients suffering from debilitating diseases. We are focused on innovative technologies across each of the key components of an AAV-based gene therapy, including: (i) the capsid, or the outer viral protein shell that encloses the target DNA; (ii) the promoter, or the DNA sequence that drives the expression of the transgene; and (iii) the transgene, or therapeutic gene.

We have a significant effort dedicated to designing and screening novel AAV capsids with the potential for (i) higher biological potency; (ii) increased specificity and penetration of specific tissue types; and (iii) enhanced safety. Members of our team have significant expertise in vector engineering and have created promising genetically engineered capsids using a “rational design” approach.

We are also utilizing a “directed evolution” approach to identifying next-generation AAV capsids, which involves a capsid selection process in which libraries of mutant variants are screened for optimal properties. In January 2014, we entered into a collaboration and license agreement with 4D Molecular Therapeutics for the discovery and optimization of next‑generation AAV capsids targeting the liver and the brain. We have identified several promising next-generation AAV capsids and are currently in the process of evaluating them for use in future gene therapy programs.

We have also worked extensively on designing synthetic promoters with the potential of enabling higher levels of protein expression in specific tissue types. Promoters are sequences of DNA that sit beside each gene and function to activate transcription of the gene into messenger RNA. Synthetic promoters, which do not exist in nature, are optimally tailored to drive gene expression at a desired level and specificity. In January 2015, we entered into an agreement with Synpromics, a United Kingdom‑based biotechnology company, to jointly fund research relating to the development of optimized promoters. We have identified several promising liver-directed promoters and are currently in the process of evaluating them for use in future gene therapy programs targeting liver-directed diseases. One such promoter from the Synpromics collaboration is being utilized in our AMT-180 program for the treatment of hemophilia A.

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

Intellectual Property

Introduction

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection in the United States, Europe and other countries for novel components of gene therapies, the chemistries and processes for manufacturing these gene therapies, the use of these components in gene therapies, our technology platform, and other inventions and related technology. We also rely on trade secrets, security measures and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We expect that our probability of success will be significantly enhanced by our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know‑how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know‑how, continuing technological innovation and in‑licensing opportunities to develop, strengthen and maintain our proprietary position in the field of AAV‑based gene therapies.

In some cases, we are dependent on the patented or proprietary technology of third parties to develop and commercialize our products. We must obtain licenses from such third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, we license from third-parties essential parts of the therapeutic gene cassettes as well as the principal AAV vectors we use and key elements of our manufacturing process. We anticipate that we will require additional licenses in the future.

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

Our intellectual property portfolio consists of owned and in‑licensed patents, copyrights, licenses, trademarks, trade secrets and other intellectual property rights.

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

As of December 31, 2018, our intellectual property portfolio included the following rights:

•	23 patent families that we own;

•	7 patent families that we exclusively in‑license; and

•	1 patent family that we non‑exclusively in‑license.

As of December 31, 2018, the geographic breakdown of our owned and exclusively in-licensed patent portfolio was as follows:

•	24 issued U.S. patents;

•	13 granted European patents;

•	5 pending PCT patent applications;

•	16 pending U.S. patent applications;

•	19 pending European patent applications; and

•	56 pending and 48 granted patent applications in other jurisdictions.

The patent portfolios for our manufacturing, administration and technology platform and for our most advanced programs are summarized below.

Our Manufacturing and Technology Platform Patent Portfolios

We own a patent family directed to large scale production of AAV vectors in insect cells relating to first-generation technology developed by uniQure for improvement of manufacturing in insect cells. The family includes issued patents in the United States, Europe, Japan and other jurisdictions and pending applications in the United States and other jurisdictions. The standard 20‑year term for patents in this family will expire in 2027.

Furthermore, we own patent families directed to improving AAV vectors and covering AAV vectors manufactured at large scale relating to our second‑generation technology. One patent family includes issued patents in the United States, Europe, Japan, Australia, China and other jurisdictions and pending applications in the United States, Europe and other jurisdictions. The standard 20‑year term for patents in this family will expire in 2028. Another patent family contains two issued patents in the United States and pending patents in the United States and Europe. The standard 20‑year term for patents in this family will expire in 2031. We also have a patent family relating to our third-generation technology for improved manufacturing. The patent family contains issued patents in the United States and Europe and other jurisdictions, and has patents pending in Europe and other jurisdictions. The standard 20-year term for patents in this family will expire in 2029.

We own patent families directed to improved AAV manufacturing with regard to capsid protein expression. One such patent family includes issued patents issued in the United States, Europe, and other jurisdictions. The standard 20-year term for patents in this family will expire in 2026. Another such patent family contains pending patent applications in the United States, Europe and other jurisdictions. The standard 20-year term for patents in this family will expire in 2035. A third such patent family includes a PCT application that we filed in 2018 directed to large scale production of parvoviral particles in insect cells. The standard 20-year term for patents in this family, if issued, will expire in 2038.

We own a patent family directed to a proprietary baculovirus removal process that contributes to developing regulatory-compliant AAV vector products. This family contains granted patents in the United States, Europe, Japan, China, and other jurisdictions. The standard 20‑year term for patents in this family, if issued, will expire in 2032.

We own a patent family directed to the analysis of manufactured AAV product. Patents are pending in the United States, Europe and other jurisdictions. The standard 20‑year term for patents in this family, if issued, will expire in 2035.

We own a patent family directed to AAV5 administration technology through intrathecal delivery routes. This family includes patent applications in the US, Europe and other jurisdictions. The standard 20‑year term of patents, if issued, in this family will expire in 2034.

We own a patent family directed to AAV5 administration technology in patients utilizing an immunoabsorption procedure. This family includes a PCT-application and a concomitantly filed US patent application. The standard 20-year term of patents in this family, if issued, will expire in 2037.

We own a a patent family directed to AAV5 administration technology in patients combined with an intralipid infusion procedure. This family includes a PCT-application. The standard 20-year term of patents in this family, if issued, will expire in 2038.

We own a patent family directed to AAV gene therapy vectors comprising liver-specific promoters. This family includes a provisional application in the United States, which was filed in 2018. The standard 20-year term of patents in this family, if filed and issued, will expire in 2039.

We own a patent family directed to gene therapy involving microRNA, including the treatment of neurodegenerative diseases and the monitoring of the effects of such treatment. This family includes a provisional application in the United States, which was filed in 2018. The standard 20-year term of patents in these families, if filed and issued, will expire in 2039.

Our Patent Portfolio Related to Development Programs

Hemophilia B

We own a patent family, including patents and patent applications, directed to the use of the Padua mutation in hFIX for gene therapy in AMT-061. A PCT application was filed on September 15, 2009, and patents have been issued in the United States, Europe, and Canada. Further applications are pending in the United States, Europe, and Hong Kong. The issued patents include claims directed to Factor IX protein with a leucine at the R338 position of the protein sequence, nucleic acid sequences coding for this protein, and therapeutic applications, including gene therapy. The standard 20-year patent term of patents in this family will expire in 2029.

On June 13, 2018, we were granted European Patent 2337849 directed to a Factor IX polypeptide protein.  European patent law provides for a nine-month period during which third parties may file oppositions to issued patents.  On December 21, 2018, we received notice that an opposition was filed by Strawman Limited, which we believe was filed on behalf of an anonymous third party. The opposition seeks revocation of our patent on the grounds that it is not new, does not involve an inventive step and several other reasons. The opposition period expires on March 13, 2019, and additional oppositions could be filed until that deadline. Following the deadline, a schedule of proceedings will be set by the European Patent Office to address the opposition. We expect that we will vigorously defend our patent in any opposition proceedings.

Huntington’s disease

We own a patent family directed to gene therapy treatment of Huntington’s disease within AMT-130. This family includes an issued patent in the United States and pending patent applications in the US, Europe and other jurisdictions. The standard 20-year term of patents in this family will expire in 2035.

Hemophilia A (AMT-180) and SCA3 (AMT-150)

We own a patent family directed to AAV-based gene therapies for treatment of hemophilia A and SCA3. This family includes a provisional application in the United States, which was filed in 2018. The standard 20-year term of patents in these families, if filed and issued, will expire in 2039.

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

Technology Used for Multiple Programs

We are exploiting technology from the third-party sources described below in more than one of our programs.

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

Protein Sciences

In 2016, we revised our existing license contract with Protein Sciences Corporation for the use of its expresSF+ insect cell line and associated technology for human therapeutic and prophylactic uses (except influenza) to provide us with a royalty free, perpetual right and license to the licensed technology in the field of AAV‑based gene therapy.

Technology Used for Specific Development Programs

Hemophilia B

Padua

On April 17, 2017, we entered into an Assignment and License Agreement with Dr. Simioni (the “Padua Assignment”). Pursuant to the Padua Assignment, we acquired from Dr. Simioni all right, title and interest in a patent family covering the variant of the Factor IX gene, carrying an R338L mutation (FIX-Padua; “Padua IP”). Under the Padua Assignment, we have also licensed certain know-how included in the Padua IP. We will provide Dr. Simioni with an initial license fee and reimbursement of past expenses, as well as payments that may come due upon the achievement of certain milestone events related to the development of the Padua IP and may also include royalties on a percentage of certain revenues. We have granted a license back of the Padua IP to Dr. Simioni for therapeutic or diagnostic use of a modified Factor IX protein (other than in connection with gene therapy) and any application for non-commercial research purposes. We have agreed to indemnify Dr. Simioni for claims arising from our research, development, manufacture or commercialization of any product making use of the Padua IP, subject to certain conditions.  The Padua Assignment will remain in effect, unless otherwise terminated pursuant to the terms of the Padua Assignment, until the later of (i) the expiration date of the last of the patents within the Padua IP and (ii) the expiration of the payments obligations under the Padua Assignment.

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

Rockefeller University

In 2018 we entered into a Tangible Material License Agreement with Rockfeller University, NY. The non-exclusively licensed materials are used to develop and commercialize a diagnostic test and allow us to screen patients who will be treated with uniQure’s therapeutic products. The license with Rockefeller has granted us sublicensing rights under specific conditions in order to conduct all activities necessary to develop and commercialize on its own behalf within the field of use.

We paid a one-time execution fee and will pay an annual fee until commercialization of the diagnostic test occurs. If we commercialize the diagnostic test, we will pay Rockefeller University a tiered annual fee based on the number of diagnostic tests sold.

Huntington’s disease and SCA3

Cold Spring Harbor Laboratory (“CSHL”)

In 2015, we entered into a license agreement with CSHL in which CSHL granted to us an exclusive, sublicensable license to develop and commercialize certain of CSHL’s patented RNAi‑related technology for use in connection to the treatment or prevention of Huntington’s disease. The standard 20-year patent term for the licensed patents expires in 2031.

In 2018, we entered into an amendment of the license agreement with CSHL that expanded the license to include the diagnosis, treatment or prevention of CNS diseases, including but not limited to Huntington’s disease. In addition, under the amended license agreement CSHL granted to us an exclusive license for a three-year term to develop and commercialize therapeutic products for the additional disease classifications of liver diseases, neuromuscular diseases and cardiovascular diseases. If we meet certain diligence milestones during the initial three-year development term, we may license the additional disease classifications on similar terms and conditions as the CNS diseases.

Under the license agreement, annual fees, development milestone payments and future single-digit royalties on net sales of a licensed product are payable to CSHL.

Hemophilia A

DRK Blutspendedienst (“DRK”)

In 2018, we entered into a research and option agreement with DRK-Blutspendedienst Baden-Wuertttemberg-Hessen GmbH. Under the agreement, we received an option to exclusively license from DRK patents and other intellectual property in the area of FIX variants potentially useful in treating Hemophilia A and Hemophilia B, and the parties agreed to undertake a research plan to allow us to evaluate whether we desire to exercise the option. The option expires in April 2019. The associated Assignment and License Agreement (ALA) will, if executed, give us a worldwide exclusive, sublicensable license to develop and commercialize under the DRK patents FIX-variants for the treatment of Hemophilia by gene therapy. The standard 20-year patent terms for the patents and patent applications that are the subject of this research and option agreement will expire in 2029 and 2034 respectively. Under the proposed terms of the ALA, we would pay an option fee, milestone payments when certain development milestones are achieved, and a single-digit royalty on net sales of products commercialized under the DRK patents. If we do not meet certain development milestones in either field of hemophilia A or hemophilia B, we could lose our license to the DRK intellectual property in that field. We are currently negotiating with DRK the terms of a proposal to apportion the rights to intellectual property that was created during the term of the research and option agreement, which may affect the final terms of the ALA.

Fabry’s disease

Tokyo Metropolitan Institute of Medical Science (“TMIMS”)

In 2018, we entered into a license agreement with TMIMS. Under the agreement, TMIMS granted us an exclusive, sublicensable license to develop and commercialize certain TMIM’s patented modified alpha-N-acetylgalactoaminidases for the treatment of Fabry by gene therapy. The standard 20-year patent term for the patent families which are the subject of this license agreement expire in 2026 and 2028.

Under the terms of the license agreement we will pay development milestones and a single-digit royalty on net sales of a commercialized product.

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

Trademarks

uniQure is a registered trademark in various jurisdictions including the United States and the European Union. In 2018, we applied for trademark protection for the marks miQURE and Super9, related to our gene silencing and hemophilia technologies, respectively. We may seek trademark protection for other product candidates and technologies as and when appropriate.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Audentes Therapeutics, AVROBIO, Axovant Sciences, Bayer, BioMarin, bluebird bio, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstar, Novartis, Pfizer, REGENXBIO, Renova Therapeutics, Rocket, Pharmaceuticals, Sangamo BioSciences, Sanofi, Selecta Biosciences, Sarepta, Shire, Solid Biosciences, Spark Therapeutics, Takara, Ultragenyx, Vivet Therapeutics, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi, gene editing and other therapeutic modalities under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna, Ionis, LogicBio, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sangamo, Sanofi, Shire, Sobi, Spark, Wave Biosciences, and numerous other pharmaceutical and biotechnology firms.

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

The key competitive factors affecting the success of all our programs are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payers. We also believe that, due to the small size of the patient populations in the orphan indications we target, being first to market will be a significant competitive advantage. We believe that our advantages in vector and manufacturing technology will allow us to reach market in a number of indications ahead of our competitors, and to capture the markets in these indications.

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

Regulation in the United States

In the United States, the FDA regulates biologics under the Public Health Service Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations and guidance implementing these laws. Obtaining regulatory approvals and ensuring compliance with applicable statutes and regulatory requirements entails the expenditure of substantial time and financial resources, including payment of user fees for applications to the FDA. All of our current product candidates are subject to regulation by the FDA as biologics. An applicant seeking approval to market and distribute a new biologic in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current Good Laboratory Practice (“cGLP”) regulations;

•

submission to the FDA of an IND application which allows human clinical trials to begin unless the FDA objects within 30 days; the sponsor of an IND or its legal representative must be based in the United States

•	approval by an independent institutional review board (“IRB”) and Institutional Biosafety Committee (“IBC”) before each clinical trial may be initiated;

•

performance of adequate and well‑controlled human clinical trials in accordance with the FDA’s or EMA’s good clinical practices (“GCP”) to establish the safety, potency, purity and efficacy of the proposed biological product for each indication;

•	preparation and submission to the FDA of a Biologics License Application (“BLA”);

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as selected clinical trial sites and investigators to determine GCP compliance;

•	approval of the BLA by the FDA, in consultation with an FDA advisory committee, if deemed appropriate by the FDA; and

•	compliance with any post‑approval commitments, including Risk Evaluation and Mitigation Strategies (“REMS”), and post‑approval studies required by the FDA.

Human Clinical Studies in the United States under an IND

Clinical trials involve the administration of the investigational biologic to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which includes requirements for informed consent, study conduct, and IRB review and approval. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of an IND. A clinical trial may not proceed in the United States unless and until an IND becomes effective, which is 30 days after its receipt by the FDA unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on hold. INDs include preclinical study reports, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things.

The protocol and informed consent documents must also be approved by an IRB. In the case of gene therapy studies, an IBC at the local level must also review and maintain oversight over the particular study, in addition to the IRB.  The FDA, an IRB, and IBC, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or that research requirements are not being met. Information about certain clinical trials, including results, must be submitted within specific timeframes for listing on the ClinicalTrials.gov website. Subsequent clinical protocols and amendments must also be submitted to an active IND but are not subject to the 30-day review period imposed on an original IND. There is a risk that once a new protocol or amendment is submitted to an active IND there may be an extended period before the FDA may comment or provide feedback. This may result in a need to modify an ongoing clinical trial to incorporate this feedback or even a clinical hold of the trial.  There is also risk that FDA may not provide comments or feedback but may ultimately disagree with the design of the study once a BLA is submitted.

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

Additional kinds of data may also help support a BLA or NDA, such as patient experience data and real world evidence.  Real world evidence may also be used to assist in clinical trial design or support an NDA for already approved products.  For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or BLA supplement for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

The manufacture of investigational drugs and biologics for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and biologics and active ingredients and therapeutic substances imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

FDA Guidance Governing Gene Therapy Products

The FDA has issued various guidance documents regarding gene therapies that outline additional factors that the FDA will consider at each of the above stages of development and which relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the design and analysis of shedding studies for virus or bacteria based gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies via long-term follow-up.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer, or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market, among other consequences. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

FDA Programs to Expedite Product Development

The FDA has several programs to expedite product development, including fast track designation and breakthrough therapy designation. These are outlined in specific FDA guidance. Under the fast track program, the sponsor of a biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. To be eligible for a fast track designation, the FDA must determine that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. This may be demonstrated by clinical or nonclinical data. If granted, the benefits include greater interactions with the FDA and rolling review of sections of the BLA. In some cases, a fast track product may be eligible for accelerated approval or priority review.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, enacted in 2012, a sponsor can request designation of a product candidate as a breakthrough therapy. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for rolling review, intensive guidance on an efficient development program beginning as early as Phase 1 trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross disciplinary review.

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for drug or biologic candidates approved under accelerated regulations are subject to prior review by the FDA.

Submission of a BLA

The results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting a license to market the product for one or more indications. The submission of a BLA is subject to an application user fee, currently exceeding $2.5 million in fiscal year 2019; products with orphan designation are exempt from the BLA filing fee. The sponsor of an approved BLA is also subject to annual program user fees for each, currently exceeding $309,000 in fiscal year 2019. Orphan products may also be exempt from program fees provided that certain criteria are met. These fees are typically increased annually. The FDA has agreed to specified performance goals in the review of BLAs.

Most such applications are meant to be reviewed within ten months from the filing acceptance date (typically 60 days after date of filing), and most applications for priority review products are meant to be reviewed within six months of the filing acceptance date (typically 60 days after date of filing). Priority review designation may be assigned to product candidates that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition.

The FDA may request additional information rather than accept an application for filing. In this event, the application must be refiled with the additional information. The refiled application is also subject to review before the FDA accepts it for review. Once the submission is accepted, the FDA begins an in-depth substantive review. The FDA will assign a date for its final decision for the product (the PDUFA action date) but can request an extension to complete review of a product application.

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

If the FDA approves a product, it may limit the approved indications for use of the product; require that contraindications, warnings or precautions be included in the product labeling, including boxed warnings; require that post‑approval studies, including Phase IV clinical trials, be conducted to further assess a biologic’s efficacy and safety after approval; or require testing and surveillance programs to monitor the product after commercialization. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

In addition to the above conditions of approval, the FDA also may require submission of a REMS to ensure that the benefits of the product candidate outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks.  In guidance, FDA stated that during the review of a BLA for a gene therapy, it will assess whether a REMS is necessary.  Several gene therapy products that have been approved by FDA have required substantial REMS, which included requirements for dispensing hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. REMS, such as these, can be expensive and burdensome to implement, and burdensome for hospitals, clinics, and health care providers to comply with.

Following approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and the FDA review and approval. The product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product. The results of such tests, along with samples, are submitted to FDA for approval before the lot may be released for distribution. Other post‑approval requirements include reporting of cGMP deviations that could affect the identity, potency, purity and overall safety of a distributed product, reporting of adverse effects, reporting new information regarding safety and efficacy, maintaining adequate record‑keeping, and complying with electronic record and signature requirements.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which amended the Public Health Service Act (“PHSA”) authorized the FDA to approve biosimilars under Section 351(k) of the PHSA. Under the BCPIA, a manufacturer may submit an application for licensure of a biologic product that is biosimilar to or interchangeable with a previously approved biological product or reference product. In order for the FDA to approve a biosimilar product, it must find that it is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in safety, purity or potency. A finding of interchangeability requires that a product is determined to be biosimilar to the reference product, and that the product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. An application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product, and it may not be approved until 12 years thereafter. These exclusivity provisions only apply to biosimilar companies and not companies that rely on their own data and file a full BLA. Moreover, this exclusivity is not without limitation.  certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period.  Further, the twelve-year exclusivity market period in the U.S. for biologics has been controversial and may be shortened in the future.

Orphan Drug Exclusivity

Under the Orphan Drug Act of 1983, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for treatment of the disease or condition will be recovered from sales of the product. If a product with orphan designation receives the first FDA approval, it will be granted seven years of marketing exclusivity, which means that the FDA may not approve any other applications for the same product for the same indication for seven years, unless clinical superiority is demonstrated in a head‑to‑head trial. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The FDA has granted orphan drug designation to AMT-130 for the treatment of Huntington’s disease; meaning that they would receive orphan drug exclusivity if they are the first products approved for their respective indications.

Pediatric Exclusivity

Under the Pediatric Research Equity Act of 2003, pediatric exclusivity provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity in the US, including orphan exclusivity and exclusivity against biosimilars. This six‑month exclusivity may be granted if the FDA issues a written request to the sponsor for the pediatric study, the sponsor submits a final study report after receipt of the written request, and meets the terms and timelines in the FDA’s written request.

Regenerative Advanced Therapy Designation

The 21st Century Cures Act became law in December 2016 and created a new program under Section 3033 in which the FDA has authority to designate a product as a regenerative medicine advanced therapy (“RMAT”). A drug is eligible for a RMAT designation if: 1) it is a regenerative medicine therapy which is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except those products already regulated under Section 361 of the Public Health Service (“PHS”) Act, 2) the drug is intended to treat, modify, reverse, or cure a serious or life‑threatening disease or condition, and 3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A RMAT must be made with the submission of an IND or as an amendment to an existing IND. FDA will determine if a product is eligible for RMAT designation within 60 days of submission. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.  In 2017 FDA stated in draft guidance that human gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues, may meet the definition of a regenerative therapy.

FDA Regulation of Companion Diagnostics

We may seek to develop companion diagnostics for use in identifying patients that we believe will respond to our gene therapies. FDA officials have issued draft guidance to address issues critical to developing in vitro companion diagnostics with therapeutics, such as establishing clinical validity, study design, the appropriate patient population and when the FDA will require that the companion diagnostic and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic device, then the FDA generally will require approval or clearance of the diagnostic device by the Center for Devices and Radiological Health at the same time that the FDA approves the therapeutic product.

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

Coverage, Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers and independent non-profit healthcare research organizations such as the Institute for Clinical and Economic Review (“ICER”) are also increasingly challenging the prices charged for medical products and services and examining the medical necessity, budget-impact and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. If these third party payers do not consider a product to be cost‑effective compared to other available therapies and or the standard of care, they may not cover the product after approval as a benefit under their plans or, if they do, measures including prior authorization and step throughs could be required and or the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. federal and state governments and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government‑paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payers choose to provide low coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Regulation in the European Union

Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trials Directive 2001/20/EC, as amended (and to be replaced by the Clinical Trial Regulation EU 536/2014 in October 2018), provides a system for the approval of clinical trials in the European Union via implementation through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application (“CTA”), which must be supported by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. The sponsor of a clinical trial, or its legal representative, must be based in the European Economic Area. European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report.

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

Market access can be expedited through the grant of conditional authorization for a medicine that may fulfil unmet needs which may be granted provided that the benefit-risk balance of the product is positive. The benefit-risk balance is likely to be positive if the applicant is able to provide comprehensive data and the benefit to public health of the medicinal product's immediate availability on the market outweighs the risks due to need for further data. Such authorizations are valid for one year and can be renewed annually. The holder will be required to complete specific obligations (ongoing or new studies, and in some cases additional activities) with a view to providing comprehensive data confirming that the benefit-risk balance is positive. Once comprehensive data on the product have been obtained, the marketing authorization may be converted into a standard marketing authorization (not subject to specific obligations). Initially, this is valid for 5 years, but can be renewed for unlimited validity. Applicants for conditional authorizations can benefit from early dialogue with EMA through scientific advice or protocol assistance and discuss their development plan well in advance of the submission of a marketing-authorization application. Other stakeholders (e.g. health technology assessment bodies) can be included.

In addition, the priority medicines (PRIME) scheme for medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options based on early clinical data, is intended to support the development of medicines that target an unmet medical need. This voluntary scheme is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. Early dialogue and scientific advice also ensure that patients only participate in trials designed to provide the data necessary for an application, making the best use of limited resources.

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

Under Regulation (EC) No 141/20003 as amended (Orphan Drug Regulation, ‘ODR’) a product can benefit from orphan drug status if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Community (EC) when the application is made. The principle benefit of such status is 10 years’ market exclusivity once they are approved preventing the subsequent approval of similar medicines with similar indications.

Additional rules apply to medicinal products for pediatric use under Regulation (EC) No 1901/2006, as amended. Potential incentives include a six‑month extension of any supplementary protection certificate granted pursuant to Regulation (EC) No 469/2009, however not in cases in which the relevant product is designated as an orphan medicinal product pursuant to the ODR. Instead, medicinal products designated as orphan medicinal product may enjoy an extension of the ten‑year market exclusivity period granted under Regulation (EC) No 141/2000, as amended, to twelve years subject to the conditions applicable to orphan drugs.

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

Reimbursement

In the European Union, the pricing and reimbursement mechanisms by private and public health insurers vary largely by country and even within countries. In respect of the public systems, reimbursement for standard drugs is determined by guidelines established by the legislature or responsible national authority. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to determine the prices for their medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products and some of EU countries require the completion of studies that compare the cost‑effectiveness of a particular product candidate to currently available therapies in order to obtain reimbursement or pricing approval. Special pricing and reimbursement rules may apply to orphan drugs. Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results‑based rules or agreements on reimbursement may apply. Recently, a process has been formalized that allows sponsors to receive parallel advice from EMA and HTA’s for pivotal clinical studies designed to support marketing approval.

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

Employees

As of December 31, 2018, we had a total of 212 employees, 98 of whom are based in Amsterdam, The Netherlands, and 114 in Lexington, Massachusetts. As of December 31, 2018, 40 of our employees had an M.D. or Ph.D. degree, or the foreign equivalent. During 2017, we established a works council in the Netherlands. None of our employees are subject to collective bargaining or other labor organizations. We believe that we have good relations with all of our employees and with the works council in the Netherlands.

Corporate Information

uniQure B.V. (the “Company”) was incorporated on January 9, 2012 as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. Our business was founded in 1998 and was initially operated through our predecessor company, Amsterdam Molecular Therapeutics (AMT) Holding N.V (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with the initial public offering, the Company converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

The Company is registered in the trade register of the Dutch Chamber of Commerce (Kamer van Koophandel) under number 54385229. The Company’s headquarters are in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25a, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000.

From our initial public offering until December 31, 2018 we were an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On the last business day of our second quarter in fiscal year 2018 the aggregate worldwide market value of ordinary shares held by our non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2018, we were considered a large accelerated filer and as a consequence lost our status as an emerging growth company. We are therefore no longer permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are emerging growth companies.

Our website address is www.uniqure.com. We make available free of charge through our Internet website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Also available through our website’s “Investors & Newsroom: Corporate Governance” page are charters for the Audit, Compensation and Nominations and Corporate Governance committees of our board of directors and our Code of Business Conduct and Ethics. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov. Unless the context indicates otherwise, all references to “uniQure” or the “Company” refer to uniQure and its consolidated subsidiaries.

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

Risks Related to the Development of Our Product Candidates

None of our product candidates has been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.

All of our product candidates are in research or early development. We have not generated any revenues from the sale of products and do not expect to do so for at least the next several years. Our lead product candidates, AMT-061 and AMT-130, and any of our other potential product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We may encounter substantial delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Clinical and non-clinical development is expensive, time-consuming and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
•	delays in obtaining required IRB approval at each clinical trial site;
•	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
•

failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;

•	failure of sites or clinical investigators to perform in accordance with GCP or applicable regulatory guidelines in other countries;
•	difficulty or delays in patient recruiting into clinical trials;
•	delays or deviations in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
•	clinical trial sites or patients dropping out of a study;
•	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
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

Our ability to recruit patients for our trials is often reliant on third parties, such as clinical trial sites. Clinical trial sites may not have the adequate infrastructure established to handle gene therapy products or may have difficulty finding eligible patients to enroll into a trial.

In addition, we or our collaborator may not be able to locate and enroll enough eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates, or may cause us to abandon one or more clinical trials altogether. Because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Also, patients may be reluctant to enroll in gene therapy trial where there are other therapeutic alternatives available or that may become available, which may be for various reasons including uncertainty about the safety or effectiveness of the therapeutic and the possibility that treatment with the therapeutic would preclude future gene therapy treatments.

Any inability to successfully initiate or complete preclinical and clinical development could result in additional costs to us or impair our ability to receive marketing approval, to generate revenues from product sales or obtain regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, including changes in the vector or manufacturing process used, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may materially harm our business, financial conditions and results of operations.

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

In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis using a more sensitive antibody assay. Since we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes, patients who have anti-AAV5 antibodies will be permitted to enroll in our planned pivotal study of AMT-061. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results, and if so, negatively impact the outcome of our study.

In advance of treating patients in the pivotal study of AMT-061, we conducted a short study to confirm the dose expected to be used in the pivotal trial. The dose-confirmation study enrolled three patients, who were administered a single dose of 2x1013 gc/kg. We have relied on the short-term data from this study, including FIX activity and safety outcomes during the weeks following administration of AMT-061, to confirm the dose to be used in the pivotal study. Following the results of this study, our Data Monitoring Committee confirmed the dose of 2x1013 gc/kg for administration in the pivotal study. Given the limited number of patients and short follow-up period, data from this study may exhibit significant variability and differ materially from the future results of our planned pivotal study of AMT-061.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results during clinical trials, if these results are not reproducible or if our products show diminishing activity over time, our product candidates may not receive approval from the FDA or EMA. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections because of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in later-stage clinical trials with larger patient populations could have a material adverse effect on our business, financial condition and results of operations.

Fast track product, breakthrough therapy, priority review, or Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA, or access to the PRIME scheme by the EMA, for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek fast track, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A RMAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, and is analogous to BTD in the US, to enhance support for the development of medicines that target an unmet medical need.

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten to twelve months under standard review. This review goal is based on the date the FDA accepts the marketing application for review, this application validation period typically adds approximately two months to the timeline for review and decision from the date of submission. RAT designations will accelerate approval, but the exact mechanisms have not yet been announced by FDA.

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

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress these candidates through clinical development ourselves or together with our collaborator. Although we currently have a pipeline of programs at various stages of development, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. Research programs to identify new product candidates require substantial technical, financial and human resources. We or our collaborator may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our business, results of operations and financial position and materially adversely affect our share price.

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

As of December 31, 2018, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases. As of December 31, 2018, no serious adverse events have been reported in our Phase IIb hemophilia B trial with AMT-061.

Adverse events in our clinical trials or those conducted by other parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with applicable regulations could also result in the EMA, FDA or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions. Any of the foregoing could materially harm our business, financial condition and results of operations.

Gene therapies are complex and difficult to manufacture. We could experience production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business.

The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all of our manufacturing processes that may results in delays in regulatory approvals or otherwise adversely affect our ability to manufacture sufficient amounts of our products.

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

Any problems in our manufacturing processes or facilities could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs, result in delays in our clinical development or marketing schedules and materially harm our business.

Our use of viruses, chemicals and other hazardous materials requires us to comply with regulatory requirements and exposes us to significant potential liabilities.

Our development and manufacturing processes involve the use of viruses, chemicals, other (potentially) hazardous materials and produce waste products. Accordingly, we are subject to national, federal, state and local laws and regulations in the United States and the Netherlands governing the use, manufacture, distribution, storage, handling, treatment and disposal of these materials. In addition to ensuring the safe handling of these materials, applicable requirements require increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for damages that result, and any such liability could exceed our assets and resources, and could result in material harm to our business, financial condition and results of operations.

Risks Related to Regulatory Approval of Our Products

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

We believe that all our current product candidates will be viewed as gene therapy products by the applicable regulatory authorities. While there are a number of gene therapy product candidates under development, in the United States, FDA has only approved a limited number of gene therapy products, to date. Accordingly, regulators, like FDA, may have limited experience with the review and approval of marketing applications for gene therapy products.

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

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the United States, there have been a number of changes relating to gene therapy development over the last year.  By example, FDA issued a number of new guidance documents on human gene therapy development, one of which was specific to human gene therapy for hemophilia and another of which was specific to rare diseases.  Moreover, the U.S. National Institutes of Health, which also has authority over research involving gene therapy products, issued a proposed rule in October 2018, seeking to streamline the oversight of such protocols and reduce duplicative reporting requirements that are already captured within existing regulatory frameworks.  Moreover, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources and ultimately result in rejection. FDA, the EMA, and other regulatory authorities will likely continue to revise and further update its approach to gene therapies in the coming years. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period.

Regulatory authorities in some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the EMA or FDA from approving another marketing application for the same drug for the same indication for that period. The EMA and FDA, however, may subsequently approve a similar drug for the same indication during the first product's market exclusivity if the EMA or FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Orphan drug exclusivity may be lost if the EMA or FDA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if the incidence and prevalence of patients who are eligible to receive the drug in these markets materially increase. The inability to obtain or failure to maintain adequate product exclusivity for our product candidates could have a material adverse effect on our business prospects, results of operations and financial conditions.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

•	successful completion of preclinical studies and clinical trials;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	our ability to timely manufacture sufficient quantities according to required quality specifications;
•	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
•	obtaining and maintaining regulatory approval for our manufacturing facility in Lexington, Massachusetts;
•	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
•	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
•	acceptance of our products, if approved, by patients, the medical community and third-party payers;
•	effectively competing with existing therapies and gene therapies based on safety and efficacy profile;
•	achieve value-based pricing levels based on durability of expression, safety and efficacy;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
•	obtaining adequate reimbursement for the total patient population and each sub group to sustain a viable commercial business model in US and EU markets.

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

The addressable markets for AAV-based gene therapies may be impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid may not be eligible for administration of a gene therapy that includes this particular capsid. For example, our AMT-061 gene therapy candidate for hemophilia B patients incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. However, we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, suggesting that patients who have anti-AAV5 antibodies may still be eligible for AAV5-based gene therapies. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results. This may limit the addressable market for AMT-061 and any future revenues derived from the sale of the product, if approved.

Any approved gene therapy we seek to offer may fail to achieve the degree of market acceptance by physicians, patients, third party payers and others in the medical community necessary for commercial success.

Doctors may be reluctant to accept a gene therapy as a treatment option or, where available, choose to continue to rely on existing treatments. The degree of market acceptance of any of our product candidates that receive marketing approval in the future will depend on many factors, including:

•	the efficacy and potential advantages of our therapies compared with alternative treatments;
•	our ability to convince payers of the long-term cost-effectiveness of our therapies and, consequently, the availability of third-party coverage and adequate reimbursement;
•	the cost of treatment with gene therapies, including ours, in comparison to traditional chemical and small-molecule treatments
•	the limitations on use and label requirements imposed by regulators;
•	the convenience and ease of administration of our gene therapies compared with alternative treatments;
•	the willingness of the target patient population to try new therapies, especially a gene therapy, and of physicians to administer these therapies;
•	the strength of marketing and distribution support;
•	the prevalence and severity of any side effects;
•	limited access to site of service that can perform the product preparation and administer the infusion; and
•	any restrictions by regulators on the use of our products.

A failure to gain market acceptance for any of the above reasons, or any reasons at all, by a gene therapy for which we receive regulatory approval would likely hinder our ability to recapture our substantial investments in that and other gene therapies and could have a material adverse effect on our business, financial condition and results of operation.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new biotechnology and biopharmaceutical products, including gene therapies, is highly competitive. We may face intense competition with respect to our product candidates, as well as with respect to any product candidates that we may seek to develop or commercialize in the future, from large and specialty pharmaceutical companies and biotechnology companies worldwide, who currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. In recent years, there has been a significant increase in commercial and scientific interest and financial investment in gene therapy as a therapeutic approach, which has intensified the competition in this area.

We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Audentes Therapeutics, AVROBIO, Axovant Sciences, Bayer, BioMarin, bluebird bio, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstar, Novartis, Pfizer, REGENXBIO, Renova Therapeutics, Rocket, Pharmaceuticals, Sangamo BioSciences, Sanofi, Selecta Biosciences, Sarepta, Shire, Solid Biosciences, Spark Therapeutics, Takara, Ultragenyx, Vivet Therapeutics, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi, gene editing and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna, Ionis, LogicBio, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sangamo, Sanofi, Shire, Sobi, Spark, Wave Biosciences, and numerous other pharmaceutical and biotechnology firms.

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

To earn all milestone payments and royalties potentially due under our collaboration with BMS, we are dependent on BMS electing to designate and actively pursue target indications covered by the collaboration and our achievement of all development, clinical and regulatory milestones under the collaboration. If BMS designates or actively pursues fewer development targets, utilizes contract research organizations, instead of our organization, to conduct non-clinical and pre-clinical studies, or if we fail to achieve a significant number of the applicable milestones, the total payments we receive under this collaboration may be materially lower than are potentially payable. We currently expect that BMS will replace the S100A1 research target with another research target. A decision by BMS not to actively pursue target indications or our inability to achieve milestones under the collaboration agreement could have a material adverse effect on our business, financial conditions and results of operations.

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

•

collaborators could develop, independently or with third parties, products that compete directly or indirectly with our products or product candidates, if, for instance, the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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

We rely, in part, upon a combination of in-licensed and owned patents to protect our intellectual property. Our success depends in a large part on our ability to obtain and maintain this protection in the European Union, the United States and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, EU patent law with respect to the patentability of methods of treatment of the human body is more limited than U.S. law. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after their priority date, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions or that we were the first to file for patent protection of the inventions claimed in our owned or licensed patents or pending patent applications. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the European Union, the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection. Our inability to obtain and maintain appropriate patent protection for any one of our products could have a material adverse effect on our business, financial conditions and results of operations.

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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information including a breach of our confidentiality agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, some courts in and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. The disclosure of our trade secrets or the independent development of our trade secrets by a competitor or other third party would impair our competitive position and may materially harm our business, financial condition, results of operations, stock price and prospects.

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

We anticipate that the cost of treatment using our product candidates will be significant. We expect that most patients and their families will not be capable of paying for our products themselves. There will be no commercially viable market for our product candidates without reimbursement from third party payers, such as government health administration authorities, private health insurers and other organizations. Even if there is a commercially viable market, if the level of third-party reimbursement is below our expectations, most patients may not be able to afford treatment with our products and our revenues and gross margins will be adversely affected, and our business will be harmed.

Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide for which medications they will pay and, subsequently, establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures. Increasingly, third party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications. Additionally, in the United States and some foreign jurisdictions, pending or potential legislative and regulatory changes regarding the healthcare system and insurance coverage, could result in more rigorous coverage criteria and downward pressure on drug prices, and may affect our ability to profitably sell any products for which we obtain marketing approval.

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

We also anticipate that many or all of our gene therapy product candidates may provide long-term, and potentially curative benefit, with a single administration. This is a different paradigm than that of other pharmaceutical therapies, which often require an extended course of treatment or frequent administration. As a result, governments and other payers may be reluctant to provide the significant level of reimbursement that we seek at the time of administration of our gene therapies or may seek to tie reimbursement to clinical evidence of continuing therapeutic benefit over time. Although it is possible that our product candidates will need to be administered only once, there may be situations in which re-administration is required, which may further complicate the pricing and reimbursement for these treatments. In addition, considering the anticipated cost of these therapies, governments and other payers may be particularly restrictive in making coverage decisions. These factors could limit our commercial success and materially harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses to date, expect to incur losses over the next several years and may never achieve or maintain profitability.

We had a net loss of $83.3 million in the year ended December 31, 2018, $79.3 million in 2017 and $73.4 million in 2016. As of December 31, 2018, we had an accumulated deficit of $535.5 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•	execute our pivotal study for AMT-061;
•	initiate clinical studies related to our Huntington’s disease gene therapy program;
•	advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
•	continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	seek marketing approval for any product candidates that successfully complete clinical trials;
•	acquire or in-license rights to new therapeutic targets or product candidates; and
•	maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to issue additional equity, relinquish valuable rights to our technologies, future revenue streams, products or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, which would have a negative impact on our financial condition, results of operations and cash flows. If our collaboration with BMS is not successful, our development plans, financial position and opportunities for growth may be materially adversely affected.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2018, we had $35.0 million of outstanding principal of borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from January 2021 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Risks Related to Other Legal Compliance Matters

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable anti-bribery laws, including the Foreign Corrupt Practices Act, as well as fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would be able to market, sell and distribute any products for which we obtain marketing approval.

Efforts to ensure that our business arrangements with third parties will comply with applicable laws and regulations will involve substantial costs. If our operations, or the activities of our collaborators, distributors or other third-party agents are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs and the curtailment or restructuring of our operations. The cost associated with any of these actions could be substantial and could cause irreparable harm to our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that they may have an adverse effect on our business, financial condition and results of operations.

Many national and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect on May 25, 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition and results of operations.

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

In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations.

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

Dependent upon the country where the clinical trial is conducted, we currently hold a maximum of €6,000,000 and minimum of €2,000,000 in clinical trial insurance coverage in the aggregate, with a per incident limit of €450,000 to €1,000,000 with respect to the clinical studies we conduct. Such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event insurance coverage is insufficient to cover liabilities that we may incur, it could have a material adverse effect on our business, financial condition and results of operations.

Healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, is a sweeping measure intended to, among other things, expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law may affect us and increase certain of our costs.

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 116th U.S. Congress and under the Trump Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced a system failure, accident, cyber-attack or security breach that has resulted in a material interruption in our operations to date, we have experienced and addressed recent system failures, cyber-attacks and security breaches. In the future, such events could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product and product candidates could be delayed.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through February 26, 2019, the sale price of our ordinary shares ranged from a high of $59.45 to a low of $4.72. The closing price on February 26, 2019, was $53.56 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 50.8% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at December 31, 2018. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

We lost our status as an "emerging growth company" as of December 31, 2018.

We were an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On the last business day of our second quarter in fiscal year 2018 the aggregate worldwide market value of ordinary shares held by our non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2018, we are considered a large accelerated filer and as a consequence lost our status as an emerging growth company. We therefore no longer are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions included:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Meeting these disclosure requirements as well as the auditor attestation of our internal control over financial reporting will require that our management and other personnel devote a substantial amount of time to these compliance incentives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities costlier and more time-consuming. In order to meet these additional reporting requirements, we may be required to divert resources away from research and development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

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

Unfavorable global economic conditions, including those caused by political instability in the United States or by the U.K.’s departure from the European Union (“Brexit”), could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Political instability in the United States and surrounding Brexit has the potential to disrupt global economic conditions and supply changes.  While we do not believe that our operations will be directly adversely affected by Brexit, we may not be able to anticipate the effects Brexit will have on our suppliers and collaborator. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks for U.S. Holders

We have in the past qualified and in the future may qualify as a passive foreign investment company, which may result in adverse U.S. federal income tax consequence to U.S. holders.

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualified as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016 but not in 2017 or 2018. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, in order to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

The U.S. federal income tax rules relating to PFICs are complex. U.S. holders are urged to consult their tax advisors with respect to the purchase, ownership and disposition of our shares, the possible implications to them of us being treated as a PFIC (including the availability of applicable election, whether making any such election would be advisable in their particular circumstances) as well as the federal, state, local and foreign tax considerations applicable to such holders in connection with the purchase, ownership and disposition of our shares.

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

Although we now report as a U.S. domestic filer for SEC purposes, our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees and other stakeholders and not only those of our shareholders (as would be required under the law of most U.S. jurisdictions). As a result of these considerations our directors may take action that would be different than those that would be taken by a company organized under the law of some U.S. jurisdictions.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Lexington, Massachusetts / United States

We  operate a 53,343 square feet GMP qualified manufacturing facility that we lease in Lexington, Massachusetts. In November 2018, we extended and expanded the facility by leasing an additional 30,655 square feet of the same building. The expanded and extended lease for the facility terminates in June 2029, and subject to the provisions of the lease, may be renewed for two subsequent five‑year terms.

Amsterdam / The Netherlands

In 2016, we entered into leases for a total of approximately 111,000 square feet facility in Amsterdam.  The lease for this facility terminates in 2032, with an option to extend in increments of five-year periods.

In December 2017, we entered into an agreement to sub-lease three of the seven floors of our Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031 as well as an option to break the lease prior to December 31, 2020 subject to the lessee paying a penalty and breaking certain financial covenants.

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

Use of Proceeds from Registered Securities

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to us of approximately $147.5 million. The net proceeds from this offering were approximately $138.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We capitalized $0.2 million of expenses (which are presented as a reduction of additional paid-in capital) related to this offering. The offer and sale of the shares in our follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-216701) which was declared effective by the SEC on May 26, 2017. Following the sale of the shares in connection with the closing of our follow-on offering, the offering terminated. Leerink Partners LLC and Evercore Group L.L.C. and Wells Fargo Securities, LLC acted as joint book-running managers. Chardan Capital Markets, LLC and H.C. Wainwright & Co., LLC acted as co-lead managers and Janney Montgomery Scott acted as co-manager.

The net proceeds of our follow-on offerings were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s Form 424B5, which were filed with the Securities and Exchange Commission on October 26, 2017 and May 3, 2018. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectuses.

Issuer Stock Repurchases

We did not make any purchases of our ordinary shares during the year ended December 31, 2018. Our affiliates made purchases of our ordinary shares as described in “Unregistered Sales of Equity Securities” above.

Holders

As of February 26, 2019, there were approximately ten holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our Ordinary Shares that may be issued under our 2014 Amended and Restated Share Option Plan (the “2014 Plan”), our predecessor plan, our Employee Share Purchase Plan and outside these plans as of December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights (1)		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2012 Equity Incentive Plan (Equity Compensation Plan Approved by Security Holders)	32,567		$5.23	(2)	—
2014 Restated Plan (Equity Compensation Plan Approved by Security Holders)	3,300,184	(3)	$11.59		3,806,163
Employee Share Purchase Plan (Equity Compensation Plan Approved by Security Holders)	—		—		147,409
Equity Compensation Plans Not Approved by Security Holders (4)	300,000		6.90		—	(5)
Total	3,632,751		$11.15		3,953,572

(1)	The exercise price for our RSU and PSU awards is $0.00 and is included in the weighted average exercise price of outstanding options, warrants and rights.
(2)	The exercise price of outstanding options is denominated in euro and translated to dollar at the foreign exchange rate as of December 31, 2018
(3)	The PSU Awards in the foregoing table are measured at 140% of target for the outstanding performance-based awards
(4)	These awards include inducement grants entered into by the Company outside of the 2014 Restated Plan and the predecessor plans.
(5)

At the 2018 annual general meeting of shareholders, our Board of Directors was granted the authority to issue a maximum of 19.9% of the Company’s aggregate issued capital outside of a public offering. Ordinary Shares may be issued as part of inducement or other option grants, but are not restricted to that purpose.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K.

We derived the selected consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K.

We derived the selected consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheets as of December 31, 2016 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. We derived the selected consolidated balance sheet as of December 31, 2014 from our unaudited consolidated financial statements, not included in this Annual Report on Form 10‑K. Historical results are not necessarily indicative of the results to be expected in future periods.

We qualified as a U.S. domestic filer for SEC reporting purposes on January 1, 2017, and accordingly have prepared our financial statements in accordance with U.S. GAAP and report our financials in U.S. dollars. Previously we qualified as a foreign private issuer for SEC reporting purposes, and our financial statements were historically prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IASB”) and presented in euro. In this Annual Report on Form 10‑K, we have presented all historical financial information in accordance with U.S. GAAP.

	Years ended December 31,
	2018	2017	2016	2015	2014
	in thousands, except per share data
License revenues	$—	$8	$975	$—	$—
License revenues from related party (1)	7,528	4,121	3,940	3,335	1,173
Collaboration revenues	—	4,638	7,164	—	—
Collaboration revenues from related party	3,756	4,340	13,019	7,243	4,968
Total revenues	11,284	13,107	25,098	10,578	6,141
Operating expenses:
Research and development expenses	(74,809)	(72,172)	(72,510)	(59,125)	(43,772)
Selling, general and administrative expenses	(25,305)	(24,635)	(25,999)	(23,383)	(17,073)
Total operating expenses	(100,114)	(96,807)	(98,509)	(82,508)	(60,845)
Other income	2,146	15,430	1,465	779	1,022
Other expense	(1,548)	(3,073)	—	—	—
Loss from operations	(88,232)	(71,343)	(71,946)	(71,151)	(53,682)
Interest income	2,729	117	70	121	220
Interest expense	(2,160)	(2,232)	(2,172)	(2,572)	(2,019)
Foreign currency (losses) / gains, net	4,382	(3,566)	1,034	(2,496)	5,148
Other non-operating (expense) / income, net	208	(2,435)	785	(7,164)	21
Loss before income tax expense	(83,073)	(79,459)	(72,229)	(83,262)	(50,312)
Income tax benefit / (expense)	(231)	199	(1,145)	1,179	535
Net loss	$(83,304)	$(79,260)	$(73,374)	$(82,083)	$(49,777)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of $(0.2) million for the year ended December 31, 2018 (2017: $0.2 million, 2016: $(1.1) million, 2015: $0.7 million, 2014: $0.5 million)	(5,261)	2,757	271	(1,556)	(5,387)
Total comprehensive loss	$(88,565)	$(76,503)	$(73,103)	$(83,639)	$(55,164)
Basic and diluted net loss per common share	$(2.34)	(2.94)	(2.93)	(3.72)	(2.91)

(1)

Our license revenue for the year ended December 31, 2018 reflects the implementation of ASC 606 Revenue from Contracts with Customers using the modified retrospective method. See Note 4 to our consolidated financial statements.

	As of December 31,
	2018	2017	2016	2015	2014
	in thousands
Cash and cash equivalents	$234,898	$159,371	$132,496	$221,626	$64,688
Total assets	273,906	209,644	190,265	262,663	104,683
Total debt	35,471	20,791	20,236	20,356	20,189
Accumulated deficit	(535,506)	(475,318)	(396,058)	(322,684)	(240,601)
Total shareholders’ equity	$179,606	$89,359	$63,631	$127,927	$42,634

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

Summarized quarterly information for the two fiscal years ended December 31, 2018 and 2017, respectively, is as follows:

	For the Quarter Ended
	(unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	in thousands, except per share data
Revenue	$3,478	$3,050	$3,148	$1,608
Net loss	(18,789)	(20,592)	(22,035)	(21,888)
Basic and diluted net loss per ordinary share	$(0.59)	$(0.57)	$(0.59)	$(0.59)

Note: Basic and diluted net loss per ordinary share for the four quarters in 2017 do not equal the annual reported amount due to rounding.

	For the Quarter Ended
	(unaudited)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	in thousands, except per share data
Revenue	$3,321	$4,942	$2,260	$2,584
Net loss	(20,272)	(21,269)	(10,245)	(27,474)
Basic and diluted net loss per ordinary share	$(0.80)	$(0.83)	$(0.40)	$(0.88)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes and other disclosures included in this Annual Report on Form 10‑K, including the disclosures under “Risk Factors”. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Except for the historical information contained herein, the matters discussed this MD&A may be deemed to be forward‑looking statements. Forward-looking statement are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. We make such forward‑looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward‑looking statements.

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

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb focused on cardiovascular diseases. In January 2019, we commenced the dosing phase of a pivotal study of AMT-061, our lead product candidate for patients with hemophilia B.  Also, in January 2019, we received notice from the FDA of the clearance of our IND application for AMT-130, our product candidate for patients with Huntington’s disease, thereby enabling us to initiate our Phase I/II clinical study.  In November 2018, we announced the expansion of our research pipeline with novel gene therapy approaches to several additional indications, including hemophilia A, Fabry disease and SCA3.

We believe our gene therapy technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus based (“AAV-based”) gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices, or cGMP, compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business developments

Below is a summary of our recent significant business developments:

Hemophilia B program

AMT-061

AMT-061, our lead gene therapy candidate that includes an AAV5 vector incorporating the Factor IX-Padua variant, is currently enrolling a pivotal study in patients with severe and moderately-severe hemophilia B. AMT-061 has been granted Breakthrough Therapy Designation by the United States Food and Drug Administration and access to the PRIME initiative by EMA.

In February 2019, we announced the dosing of the first patient in our Phase III HOPE-B hemophilia B pivotal trial. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of AMT-061. After the six-month lead-in period, patients will receive a single intravenous administration of AMT-061. The primary endpoint of the study will be based on the FIX activity level achieved following the administration of AMT-061, and the secondary endpoints will measure annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial will be tested for the presence of pre-existing neutralizing antibodies to AAV5 but will not be excluded from the trial based on their titers.

In February 2019, we presented updated data from our Phase IIb dose-confirmation study.  The Phase IIb study is an open-label, single-dose, single-arm, multi-center trial being conducted in the United States. The objective of the study was to evaluate the safety and tolerability of AMT-061 and confirm the dose based on FIX activity at six weeks after administration.  Three patients with severe hemophilia were enrolled in this study and received a single intravenous infusion of 2x1013 gc/kg.

Data from the Phase IIb study of AMT-061 show that all three patients experienced increasing and sustained FIX levels after a one-time administration of AMT-061. Twelve weeks after administration, mean FIX activity for the three patients was 38% of normal, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 48% of normal at 16 weeks after administration. FIX activity in the second patient was 25% of normal at 14 weeks following administration and in the third patient was 51% of normal at 12 weeks after administration. Based on the data obtained through December 13, 2018, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy. AMT-061 has been well-tolerated, with no serious adverse events reported and no patients requiring any immunosuppression therapy.

AMT-060

In December 2018, we presented long-term follow data from our ongoing phase I/II trial of AMT-060, our first-generation gene therapy targeting hemophilia B. AMT-060 comprised an AAV5 vector carrying a gene cassette with the wild-type FIX gene. The data presented includes up to two and a half years of follow-up from the low-dose cohort and up to two years of follow-up from the second, higher-dose cohort.

Data from the Phase I/II study show that AMT-060 continues to be safe and well-tolerated, with no new serious adverse events and no development of inhibitors. All 10 patients sustained increases in FIX activity and improvements in their disease state as measured by reduced usage of FIX replacement therapy and decreased bleeding frequency. All five patients in the second dose cohort of 2x1013 gc/kg continue to be free of routine prophylaxis at up to two and one half years after treatment.  During the last 12 months of observation, the mean annualized bleeding rate was 0.5 bleeds, representing an 88% reduction compared to the year prior to treatment.  During the same period, the usage of FIX replacement therapy declined 93% compared to the year prior to treatment.

Huntington program

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV vector carrying a microRNA (“miRNA”) specifically designed to silence the huntingtin gene. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA.

In January 2019, our IND application for AMT-130 was cleared by the FDA, thereby enabling us to initiate our planned Phase I/II clinical study. The Phase I/II study is expected to be a randomized, double-arm, blinded, imitation surgery-controlled trial conducted at three surgical sites in the U.S., with at least two non-surgical sites. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses.

In April 2018, we presented an overview of preclinical data establishing proof-of-concept for AMT-130 at the 2018 American Academy of Neurology Annual Meeting in Los Angeles, California. Data from multiple studies in Huntington's disease animal models across three different species show that a single intraparenchymal administration of AMT-130 into the striatum, resulted in a dose-dependent and sustained reduction of mutant huntingtin protein (“mHTT”) in both the deep structures of the brain and the cortex. Specifically, we presented data from an ongoing preclinical study in transgenic minipigs, one of the largest Huntington's disease animal models available, demonstrating significant reductions in human mHTT by a median of 68% in the striatum and a median of 47% in the frontal cortex at 6 months after administration of AMT-130.

Preclinical programs

In November 2018, we announced the expansion of our research pipeline with novel AAV gene therapy approaches to treating hemophilia A, Fabry disease and Spinocerebellar Ataxia Type 3.

Hemophilia A program

AMT-180 is a novel hemophilia A gene therapy that we believe has the potential to treat all hemophilia A patients including those with past and current inhibitors. Approximately 30 percent of patients with severe hemophilia A will develop an inhibitor that neutralizes the infused Factor VIII (“FVIII”) activity. This patient population has in the past been excluded from gene therapy approaches in clinical development.

AMT-180 is a one-time, intravenously-administered, AAV5-based gene therapy incorporating a proprietary modified Factor IX gene, Super9™, that has been demonstrated in preclinical studies to circumvent inhibitors to FVIII. A proof-of-concept study indicated that administration of Super9 resulted in clinically relevant FVIII mimetic activity in hemophilia A mice and was not associated with hypercoagulability in wild-type mice. Another study in non-human primates indicated that a single dose of AMT-180 resulted in expression levels that translate into FVIII mimetic activity expected to be clinically relevant in hemophilia A patients with or without inhibitors. In addition, Super9 induced clinically relevant thrombin activation in FVIII-depleted human plasma with or without inhibitors. These data indicate that AMT-180 may lead to durable expression in hemophilia A patients and may provide long-term prevention of bleeds. We plan to conduct additional IND enabling studies during 2019.

Fabry disease program

AMT-190 is a differentiated gene therapy for the treatment of Fabry disease. Fabry disease is an inherited lysosomal storage disorder caused by a defect in a gene that encodes for a protein called α-galactosidase A (GLA). The GLA protein is an essential enzyme required to breakdown globotriaosylsphingosine (“Gb3”) and lyso-globotriaosylsphingosine (“lyso-Gb3”). In patients living with Fabry disease, Gb3 and lyso-Gb3 accumulate in various cells throughout the body causing progressive clinical signs and symptoms of the disease. Current treatment options, which consist of bi-weekly intravenous enzyme replacement therapy, have no therapeutic benefit in patients with advanced renal or cardiac disease. Studies have also shown that a majority of male patients develop antibodies that inhibit the GLA protein and interfere with therapeutic efficacy.

AMT-190 is a one-time, intravenously-administered, AAV5-based gene therapy designed to circumvent GLA antibodies that can inhibit efficacy in Fabry patients. AMT-190 incorporates a modified version of α-N-acetylgalactosaminidase (“NAGA”), a protein that is structurally similar to the GLA protein but is not recognized by GLA-neutralizing antibodies. As such, AMT-190 has the potential to be a more effective, longer-term treatment of Fabry disease.

In cultured cells and in a study in wild-type mice, AMT-190 resulted in clinically relevant GLA activity. In a preclinical proof-of-concept study, Fabry mice were injected with a single dose of AMT-190, resulting in modified NAGA expression with subsequent GLA-activity in plasma. At two- and four-weeks post-dosing, this GLA activity already translated to up to fifty percent reduction in lyso-Gb3 levels. These studies demonstrate proof-of-concept of AMT-190 as a gene therapy candidate for Fabry disease. A one-time administration of AMT-190 could potentially lead to long-term expression of GLA in the liver, kidneys and heart, with no loss of expression due to inhibitors. We plan to conduct additional pre-clinical tests through 2019.

Spinocerebellar Ataxia Type 3 program

AMT-150 is a gene therapy for SCA3, a central nervous system disorder. SCA3, also known as Machado-Joseph disease, is caused by a CAG-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3. People with SCA3 experience brain degeneration that results in movement disorders, rigidity, muscular atrophy and paralysis. There is currently no treatment available that slows the progressive course of this lethal disease.

AMT-150 is a one-time, intrathecally-administered, AAV gene therapy incorporating the Company’s proprietary miQURE™ silencing technology that is designed to halt ataxia in early manifest SCA3 patients. In an in-vitro study with human IPS derived neurons, AMT-150 has been shown to lower the human ataxin-3 protein by 65%, without any off-target effects. We also performed a proof-of-concept in-life study in SCA3 mice demonstrating that AMT-150 was able to lower toxic ataxin-3 protein by 65% in the brain stem after a single administration. Further studies in non-human primates demonstrate the ability to distribute and express a reporter gene at a clinically relevant level in the most degenerated brain regions in SCA3. These preclinical studies demonstrate that a single administration of AMT-150 results in sustained expression and efficient processing with on-target engagement. They also demonstrate that AMT-150 appears to be safe due to the lack of off-target activity.

We are currently performing studies in large animals to demonstrate further safety and efficacy and expect results in the fall of 2019.

BMS collaboration

We continue our research collaboration with our collaboration partner, Bristol-Myers Squibb (“BMS”), which includes research programs focused on cardiovascular and other diseases. BMS had designated four research targets to be researched, including S100A1 for congestive heart failure. BMS and we recently completed a heart function proof-of-concept study of AMT-126 in a pre-clinical animal model of heart failure. The study demonstrated DNA delivery and expression of S100A1 in the myocardium, thereby validating our vector delivery platform in the animal model. The data did not show a benefit on heart function at six months, and consequently, the Joint Steering Committee for the collaboration has chosen to discontinue work on S100A1. We expect that BMS will replace the S100A1 collaboration target with another cardiovascular target and that we and BMS will continue working on the other collaboration targets under the collaboration.

Padua-FIX patents

In 2017, we acquired intellectual property from Dr. Simioni. The intellectual property includes U.S. Patent Number 9,245,405, which covers compositions of FIX-Padua nucleic acids and polypeptides (proteins), as well as their therapeutic uses.

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

In addition to the U.S. patent, on February 20, 2018, the Canadian Intellectual Property Office granted Patent Number 2,737,094, which covers FIX-Padua nucleic acids for use in gene therapy and FIX-Padua polypeptides for use in FIX replacement therapy. We are also currently pursuing European and U.S. patents directed toward therapeutic uses of FIX-Padua nucleic acids and polypeptides.

On June 13, 2018, we were granted European Patent 2337849 directed to a Factor IX polypeptide protein. On December 21, 2018, we received notice that an opposition was filed by Strawman Limited in the United Kingdom. The opposition seeks revocation of our patent on the grounds that it is not new, does not involve an inventive step and several other reasons.

Intellectual Property Portfolio in Manufacturing

We continue to strengthen the intellectual property related to our proprietary insect cell-based AAV manufacturing process. In May 2018, we announced that the USPTO granted U.S. Patent Number 9,840,694, which includes claims covering nanofiltration to selectively remove potential residual baculovirus from the product. We believe this nanofiltration step is important for product quality and safety and that nanofiltration generally may be required to comply with viral clearance standards established by global regulatory authorities. Related patents were previously granted in Europe, Japan and several other jurisdictions.

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

Technology Platform Developments

In November 2018, we presented our miQURE™ gene silencing platform, which is designed to degrade disease-causing genes, without off-target toxicity, and induce silencing of the entire target organ through secondary exosome-mediated delivery. Gene therapy candidates designed with miQURE incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. Preclinical studies of miQURE-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact to the cellular miRNA or messenger RNA (“mRNA”) transcriptome. miQURE technology has been incorporated in AMT-130, our investigational gene therapy for Huntington’s disease, and is expected to be applied to AMT-150 for SCA3.

In October 2018, we presented non-clinical data demonstrating that a next-generation synthetic promoter developed for liver-directed gene therapy capable of generating up to a 40-fold increase in expression compared to a reference promoter. A “promoter” is an essential component of a gene therapy construct that controls expression of a therapeutic protein.  Most gene therapies incorporate natural promoters, which have limitations and may not optimize the expression of genes in specific target cells. Consequently, natural promoters may not be appropriate for gene therapies that require higher levels of gene expression and tissue specificity. The new promoter may enable us to tailor expression levels required for a specific therapeutic transgene.

Also, in October 2018, we presented new data demonstrating the ability to manufacture gene therapies using a 500-liter single-use, stirred tank reactor that has the potential to significantly increase manufacturing capacity and enhance scalability. We produce our AAV-based gene therapies in our state-of-the-art, Lexington-based manufacturing facility using a proprietary baculovirus expression vector system.

Financing

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to us of approximately $147.5 million. The net proceeds from this offering were approximately $138.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We capitalized $0.2 million of expenses (which are presented as a reduction of additional paid-in capital) related to this offering.

On December 6, 2018, we refinanced our existing $20 million credit facility with Hercules Technology Growth Capital Inc. The transaction increased the facility to $35 million, extended the maturity until June 1, 2023, extended the interest-only period from November 2018 to December 2020, or if we raise more than $90 million in an offering or corporate transaction, to December 2021, and requires us to repay the facility in equal installments between the end of the interest-only period and the maturity date. The interest rate continues to be adjustable and is the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the refinancing, we have paid a facility fee of 0.50% and owe a back-end fee of 4.95% of the outstanding debt.

Manufacturing Facility

In November 2018, we entered into an amendment to the lease on our facility in Lexington, Massachusetts. Pursuant to the terms of the original lease, we leased approximately 53,343 rentable square feet for a term through April 30, 2024. Pursuant to the amended lease, we have leased approximately 30,655 additional square feet of contiguous space for a term beginning June 1, 2019 and running through June 30, 2029. Additionally, we have extended the term of the lease of the original space through June 2029. The amended lease provides for an aggregate of $15.8 million of rent for the expansion space and $25.8 million of rent for the original space over the extended term. The amended lease provides for an additional contribution from the landlord of $1.5 million, which may be used for alterations to the entire premises for a period of 18 months from the commencement of the term on the expansion space. We have two options to renew the amended lease for terms of five years each, as well as a right of first offer to lease any of the remaining approximately 20,000 square feet of space in the same building, if that space becomes available for rent.

Leadership

On June 13, 2018, our shareholders voted to approve the appointment of Robert Gut, M.D., Ph.D. and David Meek as non-executive directors to our Board of Directors. On August 20, 2018, Dr. Gut was appointed as our Chief Medical Officer and he resigned as a non-executive director. On October 24, 2018, at an extraordinary general meeting, our shareholders voted to approve the appointment of Dr. Gut to our Board of Directors as an executive director.

2018 Financial Highlights

Key components of our results of operations include the following:

	Years ended December 31,
	2018	2017	2016

Total revenues	$11,284	$13,107	$25,098
Research and development expenses	(74,809)	(72,172)	(72,510)
Selling, general and administrative expenses	(25,305)	(24,635)	(25,999)
Net loss	(83,304)	(79,260)	(73,374)

As of December 31, 2018, we had cash and cash equivalents of $234.9 million (December 31, 2017: $159.4 million). We had a net loss of $83.3 million in 2018, $79.3 million in 2017 and $73.4 million in 2016. As of December 31, 2018, we had an accumulated deficit of $535.5 million (December 31, 2017: $475.3 million). We anticipate that our loss from operations will increase in the future as we:

•

Execute our pivotal study of AMT-061. In July 2017, we agreed with Chiesi to terminate our Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by us (previously, Chiesi was reimbursing 50% of such costs);

•	Initiate clinical studies for AMT-130 for our proprietary Huntington’s disease gene therapy program;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed, and CNS diseases;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;
•	Acquire or in-license rights to new therapeutic targets or product candidates;
•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
•	Build-out our clinical, medical and regulatory capabilities in the U.S.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the implementation of ASC 606 revenue recognition, BMS warrants, share-based payments, and the S100A1 research program. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the implementation of ASC 606 revenue recognition,  BMS warrants, share-based payments, and the S100A1 research program to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Adoption of ASC 606 revenue recognition on January 1, 2018

On January 1, 2018 we adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. We elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to our accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $7.5 million of license revenue during the twelve months ended December 31, 2018, related to the collaboration with BMS compared to $4.2 million that would have been recognized in accordance with the previous revenue recognition policies;

-	Continued to present revenue recognized during the twelve months ended December 31, 2017, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

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

Additionally, we are eligible to receive net sales-based milestone payments and tiered mid-single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. These revenues will be recognized when performance obligations are satisfied.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue, significantly impacts the amount of License Revenue we recognize. For example, if we would increase the probability of all additional targets being designated by 10% then the revenue for the twelve months ended December 31, 2018, would have decreased by approximately $2.2 million to $5.3 million as we would be required to render more services in relation to the consideration received.

Collaboration and Manufacturing Revenue

The adoption of the new revenue recognition policies did not materially impact the recognition of Collaboration or Manufacturing Revenue.

BMS warrants

Pursuant to the terms of the BMS Agreements we granted BMS two warrants:

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

The estimated annualized volatility for fair value measurement is 75% as of December 31, 2018 (December 31, 2017: 75%) for the warrants.

In March 2018, we reduced the probability of the warrants being exercised resulting in a reduction of the warrants fair value by $1.1 million.

We conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, we examined the impact on the fair value of the warrants by increasing the volatility by 10% to 85%. A further sensitivity analysis was performed assuming the exercise date of the warrants would occur one year later than what was assumed in the initial valuation. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of December 31, 2018.

Total warrants
in thousands
Base case	$803
Increase volatility by 10% to 85%	236
Extend exercise dates by one year	55

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

S100A1 research program

In connection with our acquisition of the InoCard business (“InoCard”) in 2014, we recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of milestones associated with the S100A1 protein research program. As part of this acquisition we acquired research and development assets. Based on the review of pre-clinical data associated with the program in 2018 we do not expect having to settle the milestone payments nor to recover the carrying amount of the acquired research and development assets. Accordingly, we recorded a $3.8 million gain from releasing the contingent liability to profit and loss as well as a $5.4 million impairment loss to reduce the asset’s carrying amount to its fair value of nil. This resulted in a net loss of $1.6 million recorded within research and development expenses for the year ended December 31, 2018.

Recent Accounting Pronouncements

ASU 2014-09: ASC 606 Revenue from Contracts with Customers

Effective January 1, 2018 we adopted new revenue recognition policies in accordance with ASC 606. The new revenue recognition policies replace the existing policies in accordance with ASC 605. We elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to the accumulated loss as of December 31, 2017.

ASU 2016-01: ASC 825 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. ASU 2016-01 did not have a material impact on our consolidated financial statements.

ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. Neither ASU 2016-05 nor ASU 2016-06 had a material impact on our consolidated financial statements.

ASU 2017-09: Compensation (topic 718)- scope of modification accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-stock compensation (topic 718)- scope of modification accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the standard is for fiscal years beginning after December 15, 2017, which for the Company is January 1, 2018. Early adoption is permitted. The new standard is to be applied prospectively. ASU 2017-09 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

ASU 2016-02: Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the us beginning in the first quarter of 2019 and early application is permitted. We are finalizing our evaluation of the impact of adopting this standard including finalizing the population of leases which mainly consist of the lease agreements for the buildings. We expect ASU 2016-02 to have a material impact on our consolidated financial statements, primarily from recognition of a right-of-use asset and lease liability in the balance sheet. The lease liability will be measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at commencement date. The right-of-use asset will be valued at the amount of the lease liability adjusted for prepaid or accrued lease payments and the remaining balance of any lease incentives received. See Note 15 for current leases identified that at a minimum will be impacted by the standard. Lease cost will continue to be recognized on a straight-line basis within income from continuing operations. Payments arising from operating leases will be classified within operating activities.

ASU 2018-13: Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for us is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. We do not expect ASU 2018-13 to have a material impact on our consolidated financial statements.

Results of Operations

The following table presents a comparison of the twelve months ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	in thousands
Total revenues	$11,284	$13,107	$25,098	$(1,823)	$(11,991)
Operating expenses:
Research and development expenses	(74,809)	(72,172)	(72,510)	(2,637)	338
Selling, general and administrative expenses	(25,305)	(24,635)	(25,999)	(670)	1,364
Total operating expenses	(100,114)	(96,807)	(98,509)	(3,307)	1,702
Other income	2,146	15,430	1,465	(13,284)	13,965
Other expense	(1,548)	(3,073)	—	1,525	(3,073)
Loss from operations	(88,232)	(71,343)	(71,946)	(16,889)	603
Non-operating items, net	5,159	(8,116)	(283)	13,275	(7,833)
Loss before income tax expense	(83,073)	(79,459)	(72,229)	(3,614)	(7,230)
Income tax benefit / (expense)	(231)	199	(1,145)	(430)	1,344
Net loss	$(83,304)	$(79,260)	$(73,374)	$(4,044)	$(5,886)

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

Our revenue for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years ended December 31,
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	in thousands
License revenue	$7,528	$4,129	$4,915	$3,399	$(786)
Collaboration revenue BMS	3,756	4,340	13,019	(584)	(8,679)
Collaboration revenue Chiesi	—	4,638	7,164	(4,638)	(2,526)
Total revenues	$11,284	$13,107	$25,098	$(1,823)	$(11,991)

We recognized $7.5 million of BMS license revenue during the year ended December 31, 2018, in accordance with our new revenue recognition policies we adopted effective January 1, 2018. We recognized $4.1 million and $3.9 million license revenue for the years ended December 31, 2017 and 2016 in accordance with our previous revenue recognition policies.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize license revenue in association with the upfront fees received in 2013. We recognized $0.0 million license revenue during the year ended December 31, 2017, compared to $1.0 million for the year ended December 31, 2016. We recognized our license revenue during the year ended December 31, 2017, net of a $0.5 million reduction for amounts previously amortized in relation to a $2.3 million up-front payment that we were required to repay in 2017 in accordance with the Glybera Termination Agreement.

Collaboration revenue generated during year ended December 31, 2018, from research activities associated with our BMS-partnered programs, was $3.8 million compared to $4.3  million and $13.0 million for the years ended December 31, 2017 and December 31, 2016, respectively. We are providing research services to BMS since the May 2015 effective date of our collaboration. In addition to these research services, we sold preclinical materials for $5.7 million to BMS in 2016.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize collaboration revenue from our co-development of hemophilia B with Chiesi. We recognized $4.6 million collaboration revenue for the year ended December 31, 2017, compared to $7.2 million for the year ended December 31, 2016.

Research and development expenses

We expense research and development costs as incurred. Our research and development expenses generally consist of costs incurred for the development of our target candidates, which include:

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

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

•

AMT-060/061 (hemophilia B). We have incurred costs related to the research, development and production of AMT-060 and AMT-061 for the treatment of hemophilia B. In the first quarter of 2015, we initiated a Phase I/II clinical trial of AMT-060. In June 2018, we initiated a pivotal study of AMT-061 and in September 2018, we completed dosing of a three-patient Phase IIb dose-confirmation study. In July 2017, we and Chiesi terminated our Hemophilia Collaboration Agreement. Accordingly, all future development expenses will be borne by us (previously Chiesi reimbursed 50% of such costs);

•

AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies, as well as those associated with the preparation of the IND, which was submitted to the FDA and cleared in January 2019;

•

BMS partnered candidates. We incur costs related to the preclinical development of BMS partnered candidates. Since May 2015, all costs related to these programs are reimbursed by BMS under our collaboration agreement;

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

Research and development expenses for the year ended December 31, 2018 were $74.8 million, compared to $72.2 million and $72.5 million for the years ended December 31, 2017 and 2016, respectively.

•

We incurred $32.4 million in personnel and consulting expenses in 2018 compared to $31.4 million in 2017 and $34.9 million in 2016. Our cost increased in 2018 by $1.0 million primarily because of new personnel added during the year in our manufacturing and development organizations. Compared to 2016, our costs decreased in 2017 by $3.5 million primarily related to our November 2016 strategic decision to consolidate our manufacturing in Lexington and to narrow the focus of our product pipeline;

•

We incurred $4.0 million in share-based compensation expenses in 2018 compared to $3.9 million in 2017 and $3.3 million in 2016. The increase in 2017 compared to 2016 of $0.6 million was driven primarily by the recruitment of personnel to support the expansion of our proprietary and collaborator-sponsored programs;

•	We recorded in 2018 $0.1 million associated with termination benefits primarily attributable to our November 2016 restructuring, compared to $1.8 million in 2017 and $0.9 million in 2016;
•

We incurred $23.5 million in external services and costs related to the development of our product candidates in 2018, compared to $17.3 million in 2017 and $19.2 million in 2016. The increase in 2018 compared to 2017 of $6.2 million was primarily related to the initiation of our dose-confirmation and pivotal studies for AMT-061 as well as costs related to the GLP toxicology study completed in 2018. The reduction in 2017 compared to 2016 of $1.9 million was a result of the strategic reprioritization of certain product candidates;

•

We incurred $12.4 million in operating expenses and depreciation expenses related to our rented facilities in 2018, compared to $14.4 million in 2017 and $13.7 million in 2016. The decrease in 2018 compared to 2017 of $2.0 million was largely the result of our decision to sublet part of our Amsterdam facility in 2018, as well as the costs incurred in 2017 from the termination of lease contracts associated with our former Amsterdam facilities. The increase in 2017 compared to 2016 of $0.7 million primarily relates to the rental of temporary research space in Amsterdam in preparation of the build out of our new facility in Amsterdam;

•

We recorded $3.8 million in income related to a decrease in the fair value of the contingent consideration owed to the sellers of InoCard business in 2018 compared to an increase of $3.0 million in 2017 and a decrease of $1.1 million in 2016;

•

We recorded in 2018 a $5.4 million impairment loss on the in-process research and development asset acquired in the Inocard business combination in 2018. We recorded no such charge in either 2017 or 2016.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consultancy, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. We and Chiesi began the commercialization of Glybera in September 2015 and decided to cease commercialization in April 2017. During this period, we incurred selling and marketing costs related to maintaining a patient registry and conducting a post-approval, Phase IV study for Glybera.

Selling, general and administrative expenses for the year ended December 31, 2018 were $25.3 million, compared to $24.6 million and $26.0 million for the years ended December 31, 2017 and 2016, respectively.

•	We incurred $8.9 million in personnel and consulting expenses in 2018 compared to $8.4 million in 2017 and $8.8 million in 2016;
•

We incurred $6.7 million of share‑based compensation expenses in 2018 compared to $6.3 million in 2017 and $2.2 million in 2016. The increase in 2018 compared to 2017 of $0.4 million is primarily related to the appreciation of our share price. The increase in 2017 compared to 2016 of $4.1 million was primarily a result of equity grants offered to executives appointed in 2016, including our CEO;

•

We incurred $4.2 million in professional fees in 2018 compared to $4.8 million in 2017 and $5.9 million in 2016. We regularly incur accounting, audit and legal fees associated with operating as a public company. The decrease in 2017 compared to 2016 of $1.1 million is related to nonrecurring expenditures incurred in 2016 related to the conversion of our financial reporting from IFRS to U.S. GAAP, Extera arbitration proceedings and the refinancing of our loan facility;

•	We incurred settlement costs of $1.5 million in 2016 in connection with our arbitration proceeding with Extera. No such costs were incurred in 2018 and 2017; and
•

We incurred no costs associated with the Glybera global registry and Phase IV study during the year ended December 31, 2018, compared to $0.3 million in 2017 and $3.2 million in 2016. These costs were presented as selling, general and administrative costs prior to May 2017, after which time they are presented as other expense.

Other items, net

In 2018, we recognized $1.0 million in income in the year ended December 31, 2018, from payments received from European authorities to subsidize our research and development efforts in the Netherlands compared to $1.2 million in 2017 and $1.5 million in 2016.

In January 2018, we began recognizing other income from the subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Following the termination of our collaboration with Chiesi in July 2017, we recognized $13.8 million of income that was previously treated as deferred revenue. We recognized no such income in 2018 and 2016.

In 2017, we recognized other expense of $1.7 million related to our decision to not seek renewal of the marketing authorization for the Glybera program, as well as the termination of our collaboration agreements with Chiesi. We did not recognize any such expenses in 2018 or 2016.

In 2017, we accrued $0.6 million in contract termination costs, related to vacated facilities at our Amsterdam site. We did not recognize any such expenses in 2018 or 2016.

In 2017, we accrued $0.8 million related to various exit activities conducted during the year. We did not recognize any such expenses in 2018 or 2016.

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

Our non-operating items, net, for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years ended December 31,
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	in thousands
Interest income	$2,729	$117	$70	$2,612	$47
Interest expense - Hercules debt	(2,160)	(2,232)	(2,172)	72	(60)
Foreign currency gains / (losses), net	4,382	(3,566)	1,034	7,948	(4,600)
Other non-operating (expense) / income	208	(2,435)	785	2,643	(3,220)
Total non-operating (expense) / income, net	$5,159	$(8,116)	$(283)	$13,275	$(7,833)

We raised $85.3 million in our October 2017 and $138.4 million in our May 2018 follow-on offering. The resulting increase in our cash on hand increased our interest income in the year ended December 31, 2018 to $2.7 million compared to $0.1 million in 2017 and $0.1 million in 2016.

In 2018, we recognized a net foreign currency gain of $4.4 million related to our borrowings from Hercules and our cash and cash equivalents, compared to a net loss of $3.6 million in 2017 and a net gain of $1.0 million in 2016.

In 2018, we recognized a  $0.2 million gain related to fair value changes of warrants, compared to a loss of $2.2 million in 2017 and a gain of $0.8 million in 2016.

Financial Position, Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and restricted cash of $237.3 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into early 2021. The table below summarizes our consolidated cash flow data for the years ended December 31:

	Years ended December 31,
	2018	2017	2016
	in thousands
Cash, cash equivalents and restricted cash at the beginning of the period	$161,851	$134,324	$222,869
Net cash used in operating activities	(76,037)	(64,270)	(72,189)
Net cash used in investing activities	(4,245)	(5,583)	(17,172)
Net cash generated from financing activities	157,961	90,074	2,445
Foreign exchange impact	(2,187)	7,306	(1,629)
Cash, cash equivalents and restricted cash at the end of period	$237,342	$161,851	$134,324

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $83.3 million in 2018, $79.3 million in 2017, and $73.4 million in 2016. As of December 31, 2018, we had an accumulated deficit of $535.5 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through 2018, we funded our operations primarily through private placements and public offerings of equity securities, convertible and other debt securities and to a lesser extent upfront, target designation or similar payments from our collaboration partners.

On December 6, 2018, we signed an amendment to the Second Amended and Restated Loan and Security Agreement with Hercules Technology Growth Capital Inc. (“Hercules”) that both refinanced our existing $20 million credit facility and provided us with an additional commitment of $30 million (of which $15 million is subject to the discretion of Hercules) (the “Amended Facility”). At signing, we drew down an additional $15 million, for a total outstanding amount of $35 million. We have the right to draw another $15 million through June 30, 2020 subject to the terms of the Amended Facility.

The Amended Facility extends the loan’s maturity date until June 1, 2023.  This includes extending the interest-only period from November 2018 up to January 1, 2022, upon achieving certain specified conditions. As of December 31, 2018, $35 million was outstanding (2017: $20 million). We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the Amended Facility, we paid a facility fee equal to 0.50% of the $35,000,000 loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to us of approximately $147.5 million. The net proceeds to us from this offering were approximately $138.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We capitalized $0.2 million of expenses (which are presented as a reduction of additional paid-in capital) related to this offering.

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

Net Cash (used in)/generated by operating activities

Net cash used in operating activities was $76.0 million for the year ended December 31, 2018, compared to $64.3 million and $72.2 million of cash used for the years ended December 31, 2017 and December 31, 2016, respectively.

The increase in net cash used in operating activities in 2018 compared to 2017 is primarily due to the decrease in collaboration revenue as well as changes in net working capital. In 2017, we collected $4.6 million in Chiesi-related collaboration revenue, compared to $0.0 million in 2018. The reduction in cash used for the year ended December 31, 2017, compared to the year ended December 31, 2016, is primarily due to a $6.4 million favorable change in our net working capital for the year ended December 31, 2017, compared to a $4.6 million unfavorable change in our net working capital in 2016.

Net cash used in investing activities

In 2018, we used $4.2 million in our investing activities compared to $5.6 million in 2017 and $17.2 million in 2016.

	Years ended December 31,
	2018	2017	2016
	in thousands
Build out of Lexington site	$(1,596)	$(1,426)	$(1,837)
Build out of Amsterdam sites	(788)	(3,035)	(13,451)
Acquisition of licenses and patents	(1,861)	(1,122)	(1,884)
Total investments	$(4,245)	$(5,583)	$(17,172)

In 2018, we invested $0.8 million in our facility in Amsterdam compared to $3.0 million in 2017 and $13.0 million (including a $0.6 million deposit) in 2016.

In 2018, we invested $1.6 million in our facility in Lexington compared to $1.4 million in 2017 and $1.8 million in 2016.

Net cash generated from financing activities

We received net proceeds of $138.4 million associated with our follow‑on offering in May 2018 and $85.3 million associated with our follow-on offering in October 2017.

We received net proceeds of $14.8 million associated with the refinancing of our loan facility in December 2018.

In 2018, we received $4.8 million from the exercise of options to purchase ordinary shares issued in accordance with our share incentive plans, compared to $4.0 million in 2017 and $2.6 million in 2016.

In 2017, we paid $0.6 million contingent consideration in relation to our 2014 acquisition of the InoCard business. No such disbursements were made in 2018 and 2016.

Funding requirements

We believe our cash and cash equivalents as of December 31, 2018  will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into early 2021. Our future capital requirements will depend on many factors, including but not limited to:

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

•	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2021 and will run through June 2023;
•	the extent to which we acquire or in-license other businesses, products, product candidates or technologies; and
•	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2018.

		Less than 1	Between 1	Between 2
	Undefined	year	and 2 years	and 5 years	Over 5 years	Total
	in thousands
Debt obligations (including $13.2 million interest payments)	$—	$3,119	$4,119	$40,939	$—	$48,177
Operating lease obligations	—	4,670	5,330	16,567	40,977	67,544
Total	$—	$7,789	$9,449	$57,506	$40,977	$115,721

The contingent consideration related to our acquisition of InoCard (later renamed uniQure GmbH) amounted to $15.5 million (€13.5 million). As the Joint Steering Committee for the collaboration has chosen to discontinue work on S100A1, we do not expect that any milestone obligations for the contingent consideration will become payable. We expect that BMS will replace the S100A1 collaboration target with another cardiovascular target. As of December 31, 2018, we recorded this obligation at a fair value of nil (December 31, 2017 $4.0 million).

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

Off‑Balance Sheet Arrangements

As of December 31, 2018, we did not have any off‑balance sheet arrangement as defined in Item 303(a) (4) of Regulation S-K.

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

Our Dutch entities hold significant amounts of U.S. dollars in cash and cash equivalents, have debt and interest obligations to Hercules denominated in U.S. dollars, generate collaboration revenue denominated in U.S. dollars,  receive services from vendors denominated in U.S. dollars and occasionally British Pounds and fund the operations of our U.S. operating entity in U.S. dollars. Foreign currency denominated account receivables and account payables are short‑term in nature (generally 30 to 45 days).

Variations in exchange rates will impact earnings and other comprehensive income. At December 31, 2018, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, pre‑tax earnings for the year would have been $12.9 million higher (December 31, 2017: $1.8 million lower; December 31, 2016: $4.7 million higher), and other comprehensive income would have been $9.1 million lower (December 31, 2017: $9.0 million higher, December 31, 2016: $3.5 million lower). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, pre‑tax earnings for the year would have been $12.9 million lower (December 31, 2017: $1.7 million higher, December 31, 2016: $4.7 million lower), and other comprehensive income / (loss) would have been $12.0 million higher (December 31, 2017: $9.0 million lower, December 31, 2016: $4.5 million higher). We strive to mitigate foreign exchange risk through holding sufficient funds in euro and dollars to finance budgeted cash flows for the next year.

The sensitivity in other comprehensive income to fluctuations in exchange rates is related to the funding by our Dutch entities of the investing and operating activities of our U.S. based entity as well as from translating the net assets of our Dutch entities from their functional currency euro into our reporting currency U.S. dollar.

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

Interest rate risk

Our interest rate risk arises from short- and long‑term debt. In June 2013, we entered into the Hercules Agreement, which was amended from time to time, under which our borrowings bear interest at a variable rate with a fixed floor. Long‑term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2018, the loan bore an interest rate of 8.85%.

As of December 31, 2018, if interest rates on borrowings had been 1.0% higher/lower with all other variables held constant, pre‑tax results for the year would have been $0.2 million (2017: $0.2 million; 2016: $0.2 million) lower/ higher as a result of changes in the fair value of the borrowings. The effect of a change in interest rates of 1.0% on borrowings would have had an insignificant effect on pretax results for the year as a result of changes in the fair value of the borrowings.

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

Our cash and cash equivalents include bank balances, demand deposits and other short‑term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value. Restricted cash includes deposits made in relation to facility leases. Cash, cash equivalents and restricted cash were placed at the following banks:

	As of December 31,
	2018		2017
	Amount	Credit rating	Amount	Credit rating
	in thousands
Bank
Rabobank	$205,654	Aa3	$76,745	Aa2
Bank of America	30,445	Aa3	83,743	Aa3
Commerzbank	—	A1	120	A2
Citizens Bank	1,243	A1	1,243	A1
Total	$237,342		$161,851

Ratings are by Moody’s.

Liquidity Risk

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into early 2021. We manage liquidity through a rolling forecast of our liquidity reserve on the basis of expected cash flow and raise cash if and when needed, either through the issuance of shares or credit facilities.

The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet date. Disclosed in the table below are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value as the impact of discounting is not significant.

		Less than	Between	Between
	Undefined	1 year	1 - 2 years	3 - 5 years	Over 5 years
	in thousands
At December 31, 2017
Long-term debt	$—	$2,890	$14,188	$6,882	$—
Accounts payable, accrued expenses and other current liabilities	—	11,409	—	—	—
Contingent consideration (nominal amount)	16,188	—	—	—	—
Derivative financial instruments	1,635	—	—	—	—
Total	$17,823	$14,299	$14,188	$6,882	$—
At December 31, 2018
Long-term debt	$—	$3,119	$4,119	$40,939	$—
Accounts payable, accrued expenses and other current liabilities	—	11,452	—	—	—
Derivative financial instruments	803	572	—	—	—
Total	$803	$15,143	$4,119	$40,939	$—

In connection with the Company’s acquisition of the InoCard business (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of milestones associated with our S100A1 protein research program and, as of December 2018, we do not expect to realize those milestones.

Due to uncertainty of timing of exercise of warrants by BMS, the amount owed to derivative financial instruments is classified as undefined in time. As of December 31, 2018, we expect the BMS warrants to be exercised between two and four years.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15, beginning on page 82, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”), who also serves as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on such evaluation, our CEO has concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment was performed under the direction and supervision of our CEO, and based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO 2013 framework.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report is filed within this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

During the fourth quarter of 2018, there was no change in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive directors and corporate governance is incorporated into this section by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners, management and related stockholder matters, our equity compensation plans and securities under our equity compensation plans, is incorporated into this section by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships and related transactions and director independence is incorporated into this section by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

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

(c)Other Exhibits. The Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K is incorporated herein by reference.

Item 16.  Form 10‑K Summary

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Management Board and shareholders of uniQure N.V.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of uniQure N.V. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Amsterdam, The Netherlands, February 28, 2019

PricewaterhouseCoopers Accountants N.V.

/s/ R.M.N. Admiraal RA

We have served as the Company’s auditor since 2006 which includes periods before the Company became subject to SEC reporting requirements.

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	in thousands, except share and per share amounts
Current assets
Cash and cash equivalents	$234,898	$159,371
Accounts receivable and accrued income from related party	233	1,586
Prepaid expenses	1,116	1,139
Other current assets	329	687
Total current assets	236,576	162,783
Non-current assets
Property, plant and equipment, net	29,179	34,281
Intangible assets, net	5,201	9,570
Goodwill	506	530
Restricted cash	2,444	2,480
Total non-current assets	37,330	46,861
Total assets	$273,906	$209,644
Current liabilities
Accounts payable	$3,792	$2,908
Accrued expenses and other current liabilities	8,232	8,838
Current portion of long-term debt	—	1,050
Current portion of deferred rent	311	737
Current portion of deferred revenue	7,634	4,613
Current portion of contingent consideration	—	1,084
Total current liabilities	19,969	19,230
Non-current liabilities
Long-term debt, net of current portion	35,471	19,741
Deferred rent, net of current portion	8,761	9,114
Deferred revenue, net of current portion	28,861	67,408
Contingent consideration, net of current portion	—	2,880
Derivative financial instruments related party	803	1,298
Other non-current liabilities	435	614
Total non-current liabilities	74,331	101,055
Total liabilities	94,300	120,285
Commitments and contingencies (see note 16)
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at December 31, 2018 and December 31, 2017 and 37,351,653 and 31,339,040 ordinary shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	2,299	1,947
Additional paid-in-capital	720,072	566,530
Accumulated other comprehensive loss	(7,259)	(3,800)
Accumulated deficit	(535,506)	(475,318)
Total shareholders' equity	179,606	89,359
Total liabilities and shareholders' equity	$273,906	$209,644

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2018	2017	2016
	in thousands, except share and per share amounts
License revenues	$—	$8	$975
License revenues from related party	7,528	4,121	3,940
Collaboration revenues	—	4,638	7,164
Collaboration revenues from related party	3,756	4,340	13,019
Total revenues	11,284	13,107	25,098
Operating expenses:
Research and development expenses	(74,809)	(72,172)	(72,510)
Selling, general and administrative expenses	(25,305)	(24,635)	(25,999)
Total operating expenses	(100,114)	(96,807)	(98,509)
Other income	2,146	15,430	1,465
Other expense	(1,548)	(3,073)	—
Loss from operations	(88,232)	(71,343)	(71,946)
Interest income	2,729	117	70
Interest expense	(2,160)	(2,232)	(2,172)
Foreign currency gains / (losses), net	4,382	(3,566)	1,034
Other non-operating income / (loss), net	208	(2,435)	785
Loss before income tax expense	(83,073)	(79,459)	(72,229)
Income tax (expense) / benefit	(231)	199	(1,145)
Net loss	$(83,304)	$(79,260)	$(73,374)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of $(0.2) million for the year ended December 31, 2018 (2017: $0.2 million and 2016: $(1.1) million)	(5,261)	2,757	271
Total comprehensive loss	$(88,565)	$(76,503)	$(73,103)

Basic and diluted net loss per ordinary share	$(2.34)	$(2.94)	$(2.93)
Weighted average shares used in computing basic and diluted net loss per ordinary share	35,639,745	26,984,183	25,036,465

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	in thousands, except share and per share amounts
Balance at December 31, 2015	24,327,944	$1,542	$455,897	$(6,828)	$(322,684)	$127,927
Loss for the period	-	-	-	-	(73,374)	(73,374)
Other comprehensive income	-	-	-	271	-	271
Exercises of share options	750,408	41	2,542	-	-	2,583
Shares distributed during the period	179,068	10	-	-	-	10
Share-based compensation expense	-	-	6,214	-	-	6,214
Balance at December 31, 2016	25,257,420	$1,593	$464,653	$(6,557)	$(396,058)	$63,631
Loss for the period	-	-	-	-	(79,260)	(79,260)
Other comprehensive income	-	-	-	2,757	-	2,757
Follow-on public offering	5,000,000	294	84,996	-	-	85,290
Shares issued as consideration in a business combination	64,648	4	584	-	-	588
Exercises of share options	603,740	32	4,088	-	-	4,120
Exercises of convertible loan warrants	114,172	7	1,946	-	-	1,953
Restricted and performance share units distributed during the period	299,060	17	(17)	-	-	-
Share-based compensation expense	-	-	10,280	-	-	10,280
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(83,304)	(83,304)
Other comprehensive loss	—	—	—	(5,261)	—	(5,261)
Follow-on public offering	5,175,000	309	138,052	—	—	138,361
Exercise of share options	425,074	19	4,741	—	—	4,760
Restricted and performance share units distributed during the period	409,948	24	(24)	—	—	—
Share-based compensation expense	—	—	10,708	—	—	10,708
Issuance of ordinary shares relating to employee stock purchase plan	2,591	—	65	—	—	65
Balance at December 31, 2018	37,351,653	2,299	720,072	(7,259)	(535,506)	179,606

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
	in thousands
Cash flows from operating activities
Net loss	$(83,304)	$(79,260)	$(73,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment losses	12,415	7,543	6,089
Share-based compensation expense	10,708	10,280	6,214
Change in fair value of derivative financial instruments and contingent consideration	(4,054)	5,194	(1,865)
Unrealized foreign exchange (gains) / losses	(5,502)	4,222	(755)
Change in deferred taxes	231	209	1,145
Change in lease incentives	(330)	2,215	649
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	1,578	9,715	(5,917)
Inventories	-	-	480
Accounts payable	1,065	(1,670)	344
Accrued expenses and other liabilities	(382)	(1,640)	499
Deferred revenue	(8,462)	(21,078)	(5,698)
Net cash used in operating activities	(76,037)	(64,270)	(72,189)
Cash flows from investing activities
Purchases of intangible assets	(1,861)	(1,122)	(1,884)
Purchase of property, plant and equipment	(2,384)	(4,461)	(15,288)
Net cash used in investing activities	(4,245)	(5,583)	(17,172)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	4,825	4,044	2,593
Proceeds from exercises of convertible loan warrants	-	1,322	-
Proceeds from public offering of shares, net of issuance costs	138,361	85,290	-
Proceeds from loan increment	14,775	-	-
Contingent consideration payment	-	(582)	-
Repayment of capital lease obligation	-	-	(148)
Net cash generated from financing activities	157,961	90,074	2,445
Currency effect cash, cash equivalents and restricted cash	(2,187)	7,306	(1,629)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,491	27,527	(88,545)
Cash, cash equivalents and restricted cash at beginning of period	161,851	134,324	222,869
Cash, cash equivalents and restricted cash at the end of period	$237,342	$161,851	$134,324
Supplemental cash flow disclosures:
Cash and cash equivalents	$234,898	$159,371	$132,496
Restricted cash related to leasehold and other deposits	$2,444	$2,480	$1,828
Total cash, cash equivalents and restricted cash	$237,342	$161,851	$134,324
Cash paid for interest	$2,141	$1,624	$2,345
Non-cash (decreases) / increases in accounts payables related to purchases of intangible assets and property, plant and equipment	$(48)	$(1,557)	$1,174

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.Summary of significant accounting policies

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

The consolidated financial statements presented have been prepared on a going concern basis based on the Company’s cash and cash equivalents as of December 31, 2018 and the Company’s budgeted cash flows for the twelve months following the issuance date.

2.2         Use of estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP and SEC rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to revenue recognition in the determination and measurement of performance obligations and assessment of the performance period over which license revenue is recognized, income taxes, including the realization of deferred tax assets, fair value of derivative financial instruments, share-based compensation, measurement of accrued expenses which have not yet been invoiced as of the balance sheet date and business combinations including contingent consideration payable. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

See note 6, “Intangible assets,” for additional information.

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

See note 3, “Fair value measurement,” for additional information.

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

Cash flows denominated in foreign currencies have been translated at the average exchange rates. Exchange differences, if any, affecting cash and cash equivalents are shown separately in the consolidated statements of cash flows. Interest paid and received, and income taxes are included in net cash (used in) provided by operating activities.

2.3.7      Segment information

Operating segments are identified as a component of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which comprises the discovery, development and commercialization of innovative gene therapies.

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

Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performs the same quantitative analysis discussed above for long-lived assets and finite-lived intangible assets.

2.3.10    Intangible assets

Acquired licenses have a finite useful life and are carried at cost less accumulated amortization and impairment losses. Amortization is calculated using the straight-line method to allocate the cost of licenses over their estimated useful lives (generally 20 years unless a license expires prior to that date).

2.3.11    Property, plant and equipment

Property, plant and equipment is comprised mainly of laboratory equipment, leasehold improvements, construction-in-progress (“CIP”) and office equipment. All property, plant and equipment is stated at cost less accumulated depreciation. CIP consists of capitalized expenses associated with construction of assets not yet placed into service. Depreciation commences on CIP once the asset is placed into service based on its useful life determined at that time.

Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss on the transaction is recognized in the consolidated statements of operations and comprehensive loss.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (or in the case of leasehold improvements a shorter lease term), which are as follows:

 Leasehold improvements	Between 10 – 15 years
 Laboratory equipment	5 years
 Office equipment	Between 3 – 5 years

2.3.12    Other (non) current assets

Deposit paid are either presented as other current assets or as other non-current assets based on duration of the underlying contractual arrangement. Deposits are classified as restricted cash and primarily relate to facility leases.

2.3.13    Accounts receivable

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

Revenue recognition in accordance with ASC 606:

On January 1, 2018 the Company adopted new revenue recognition policies in accordance with ASC 606 using the modified retrospective approach. The new revenue recognition policies replace the revenue recognition standards under ASC 605. The Company elected to implement ASC 606 by applying it to active collaboration arrangements as of the Initial Application Date and to record a cumulative adjustment of revenue previously recognized to accumulated loss as of December 31, 2017. See note 2.3.23 “Recently Adopted Accounting Pronouncements” and note 4 “Collaboration” for additional information.

Revenue recognition for the years ended 2017 and 2016:

During the years ended December 31, 2017 and 2016 the Company applied ASC 605.

The Company recognized revenue when earned and realized or realizable. Accordingly, revenue was recognized for each unit of accounting when all of the following criteria were met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller´s price to the buyer is fixed or determinable;

•	Collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets.

Multiple element arrangements were analyzed to determine whether the deliverables within the agreement can be separated or whether they must be accounted for as a single unit of accounting. Deliverables under an agreement are required to be accounted for as separate units of accounting provided that (i) a delivered item has value to the customer on a stand-alone basis; and (ii) if the agreement includes a general right of return relative to the delivered item, the delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The allocation of consideration amongst the deliverables under the agreement is derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence of fair value are not available. If the delivered element does not have stand-alone value or if the fair value of any of the undelivered elements cannot be determined, the arrangement is accounted for as a single unit of accounting.

a.	License revenues under ASC 605

License revenues consisted of up-front payments, target selection payments, milestone payments and royalties.

Up-front and target selection payments

Up-front payments, target selection payments or similar non-refundable payments were initially reported as deferred revenue on the consolidated balance sheets and were recognized as revenue on a straight-line basis over the period of the performance obligation. The estimated period of the performance obligation is re-assessed at each balance sheet date.

Milestone payments and royalties

Research-based milestone payments were recognized as revenues either on achievement of such milestones if the milestones were considered substantive or over the period the Company has continuing performance obligations, if the milestones were not considered substantive. When determining if a milestone is substantive, the Company considered the following factors:

•	The degree of certainty in achieving the milestone;
•	The frequency of milestone payments;
•	The Company’s efforts, which result in achievement of the milestone;
•	The amount of the milestone payment relative to the other deliverables and payment terms; and
•	Whether the milestone payment is related to future performance or deliverables.

Sales-based milestone payments and royalties were recognized in earnings when earned.

b.     Collaboration revenue under ASC 605

Collaboration revenue consists of revenue generated from collaborative research and development arrangements. Services may include the provision of Company staff, consultants or other third-party vendors engaged by the Company in relation to a collaboration program and the manufacturing of gene therapeutic products to the extent these were reimbursed through the respective collaborative research and development program.

Collaboration revenues, which were related to reimbursements from collaborators for the Company’s performance of research and development services under the respective agreements, were recognized on the basis of labor hours valued at a contractually agreed rate. Collaboration revenues include reimbursements for related out-of-pocket expenses. Cost reimbursements to which the Company was entitled under agreements were recognized as collaboration revenues in the same quarter of the recorded cost they were intended to compensate.

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

The Company’s other income also consists of income from the subleasing of the Amsterdam facility while other expense consists of expenses incurred in relation to the subleasing income.

Income from releasing outstanding deferred revenue in relation to the termination of the collaboration with Chiesi in 2017 is presented as other income in 2017 with no such income in 2018.

Cost incurred in 2017 in relation to terminating the marketing of its Glybera program, as well as costs associated with exiting its prior Amsterdam facilities and its Heidelberg site are presented as other expenses with no such expenses in 2018.

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

Valuation allowances are provided, if based upon the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more-likely-than-not be realized. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018, and 2017, the Company did not have any significant uncertain tax positions.

2.3.23 Recently Adopted Accounting Pronouncements

ASU 2014-09: ASC 606 Revenue from Contracts with Customers

Effective January 1, 2018 the Company adopted new revenue recognition policies in accordance with ASC 606 using the modified retrospective approach. The new revenue recognition policies replace the revenue recognition standards under ASC 605. The Company elected to implement ASC 606 by applying it to active collaboration arrangements as of January 1, 2018 and to record a cumulative adjustment of revenue previously recognized to the accumulated loss as of December 31, 2017. The impact of implementing ASC 606 is summarized below:

-

Recognized $7.5 million of license revenue during the twelve months ended December 31, 2018, related to the collaboration with BMS compared to $4.2 million that would have been recognized in accordance with the previous revenue recognition policies;

-	Continued to present revenue recognized during the twelve months ended December 31, 2017 and December 31, 2016, in accordance with the previous revenue recognition policies;
-	Decreased the accumulated loss by $24.9 million as of January 1, 2018 and decreased deferred revenue as of the same date by $24.9 million.

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

ASU 2016-01: ASC 825 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company was January 1, 2018. ASU 2016-01 did not have a material impact on our consolidated financial statements.

ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company was January 1, 2018. Neither ASU 2016-05 nor ASU 2016-06 had a material impact on our consolidated financial statements.

ASU 2017-09: Compensation (topic 718)- scope of modification accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (topic 718)- Scope of Modification Accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the standard is for fiscal years beginning after December 15, 2017, which for the Company was January 1, 2018. The new standard was to be applied prospectively. ASU 2017-09 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

ASU 2016-02: Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. Under the new guidance, lessees will be required to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019 and early application is permitted. The Company is finalizing its evaluation of the impact of adopting this standard including finalizing the population of leases which mainly consist of the lease agreements for the buildings. The Company expects ASU 2016-02 to have a material impact on its consolidated financial statements, primarily from recognition of a right-of-use asset and lease liability in the balance sheet. The lease liability will be measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at commencement date. The right-of-use asset will be valued at the amount of the lease liability adjusted for prepaid or accrued lease payments and the remaining balance of any lease incentives received. See Note 15, “Leases,” for current leases identified that will be impacted by the standard. Lease cost will continue to be recognized on a straight-line basis within income from continuing operations. Payments arising from operating leases will be classified within operating activities.

ASU 2018-13: Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for the Company is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. The Company does not expect ASU 2018-13 to have a material impact on our consolidated financial statements.

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

Liabilities measured at fair value using Level 3 inputs consisted of contingent consideration and derivative financial instruments. Changes in Level 3 items during the years ended December 31, 2018, 2017 and 2016 are as follows:

		Derivative
	Contingent	financial
	consideration	instruments	Total
	in thousands
Balance at December 31, 2015	$2,926	$837	$3,763
Gains recognized in profit or loss	(1,080)	(785)	(1,865)
Currency translation effects	(8)	10	2
Balance at December 31, 2016	$1,838	$62	$1,900
Exercises of convertible loan warrants	—	(631)	(631)
Losses recognized in profit or loss	3,002	2,192	5,194
Contingent consideration paid	(1,181)	—	(1,181)
Currency translation effects	305	12	317
Balance at December 31, 2017	$3,964	$1,635	$5,599
Gains recognized in profit or loss	(3,846)	(208)	(4,054)
Currency translation effects	(118)	(52)	(170)
Balance at December 31, 2018	$—	$1,375	$1,375

Contingent consideration

In connection with the Company’s acquisition of the InoCard business (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of milestones associated with its S100A1 protein research program. As of December 31, 2018, the Company does not expect to realize those milestones and recorded a $3.8 million gain within research and development expenses for the year ended December 31, 2018, to release the liability to profit and loss.

Accordingly, the fair value of the contingent liability as of December 31, 2018 amounted to nil (December 31, 2017: $4.0 million and December 31, 2016: $1.8 million).

The Company made $1.2 million in milestone payments related to the liability during the year ended December 31, 2017, 50% of which were settled through the issuance of 64,648 restricted ordinary shares on October 2, 2017. In addition, in 2017, the parties modified the conditions of the agreed milestone payments, including a reduction of the percentage of any future milestone that can be settled in the form of Company ordinary shares from 100% to 50%. The Company recorded $2.3 million in research and development cost in the year ended December 31, 2017, related to the increase in fair value of the contingent consideration resulting from these modifications.

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The fair value of these derivative financial instruments as of December 31, 2018, was $1.4 million (December 31, 2017: $1.6 million), and these derivative financial instruments are described in more detail below.

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

The fair value of the warrants as of December 31, 2018 is $0.8 million (December 31, 2017: $1.3 million). During the year ended December 31, 2018, the Company recognized a $0.5 million gain in non-operating income / expense (December 31, 2017: $1.2 million loss; December 31, 2016: $0.5 million gain) related to fair value changes of the BMS warrants. The exercise of the warrants is expected to occur within 2 and 4 years after the balance sheet date. The Company classified the derivative financial liabilities as non-current at the balance sheet date.

The Company used Monte-Carlo simulations to determine the fair market value of the BMS warrants. The valuation model incorporates several inputs, the risk-free rate adjusted for the period affected, an expected volatility based on a peer group analysis, the expected yield on any dividends and management’s expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as management’s expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. All of these represent Level 3 inputs. Additionally, the model assumes BMS will exercise the warrants only if it is financially rational to do so.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market of the warrants by increasing the volatility by 10% to 85%. A further sensitivity analysis was performed assuming the exercise date of the warrants would occur one year later than what was assumed in the initial valuation. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of December 31, 2018.

Total warrants
in thousands
Base case	$803
Increase volatility by 10% to 85%	236
Extend exercise dates by one year	55

Hercules loan facility

On June 14, 2013, the Company entered into a venture debt loan facility (the “Original Facility”) with Hercules (see note 8, “Long-term debt”) pursuant to a Loan and Security Agreement (the “Loan Agreement”), which included a warrant maturing on February 5, 2019. The warrant was not closely related to the host contract and was accounted for separately as a derivative financial liability measured at fair value though profit or loss. The warrant included in the Original Facility remained in place following the 2014, 2016 and 2018 amendments of the loan. The fair value of this derivative, recorded in other current liabilities, as of December 31, 2018 is $0.6 million (December 31, 2017: $0.3 million). During the year ended December 31, 2018, uniQure recognized a $0.3 million loss in other non-operating income / (expense) (December 31, 2017: $0.3 million loss; December 31, 2016: $0.3 million gain) related to fair value changes of the Hercules warrants.

4.            Collaboration arrangements and concentration of credit risk

In the year ended December 31, 2018, the Company generated all collaboration and license revenues from its Collaboration and License Agreement with BMS.

The Company and Chiesi Farmaceutici S.p.A. (“Chiesi”) terminated their collaboration in 2017. As a result, the Company is not required to provide any further services to Chiesi.

Since June 2015, BMS has been considered a related party given the significance of its equity investment in the Company (December 31, 2018: 2.4 million ordinary shares or 6.4% of outstanding ordinary shares).

Services to the Company’s collaboration partners are rendered by the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Years ended December 31,
	2018	2017	2016
	in thousands
Bristol Myers Squibb	$11,284	$8,461	$16,959
Chiesi Farmaceutici S.p.A (terminated in 2017)	—	4,646	8,139
Total	$11,284	$13,107	$25,098

Amounts owed by BMS in relation to the collaboration services are as follows:

	December 31,	December 31,
	2018	2017
	in thousands
Bristol Myers Squibb	$233	$1,586
Total	$233	$1,586

BMS collaboration

In May 2015, the Company closed a Collaboration and License Agreement with BMS (the “BMS Collaboration Agreement”) that provides exclusive access to the Company’s gene therapy technology platform for multiple targets in cardiovascular (and other target specific) diseases. In total, the companies may collaborate on ten targets.

Upon BMS request the Company is conducting discovery, non-clinical, analytical and process development activities and is responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimburses the Company for all its research and development efforts in support of the Collaboration, and will lead the clinical development and regulatory activities across all programs. BMS will also be solely responsible for commercialization of all products from the collaboration.

The Company evaluated the BMS Collaboration Agreement and determined that its performance obligations in accordance with its adoption of ASC 606 on January 1, 2018, are as follows:

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

License Revenue – BMS

The Company recognized $7.5 million of License Revenue for the year ended December 31, 2018 (December 31, 2017: $4.1 million, December 31, 2016: $3.9 million) in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth collaboration target in August 2015 (together “Consideration”).

The Company will also be entitled to an aggregate of $16.5 million in target designation payments upon the selection of the fifth through tenth collaboration targets. The Company will also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for a lead target and up to $217.0 million for each of the other selected targets, if milestones are achieved. The Company will include the variable consideration related to the selection of the fifth to tenth collaboration target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the significant reversal of cumulative revenue recognized. The Company will recognize significant amounts of License Revenue for services performed in prior periods if and when the Company considers this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions the Company does not currently consider this probable.

Additionally, the Company is eligible to receive net sales-based milestone payments and tiered mid-single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after the first commercial sale if there is no such exclusivity. These revenues will be recognized when performance obligations are satisfied.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional targets being designated by 10% then the revenue for the annual period ended December 31, 2018 would have decreased by approximately $2.2 million to $5.3 million, as the Company would be required to render more services in relation to the Consideration received.

Collaboration Revenue – BMS

The Company provides target-specific research and development services to BMS. Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied.

The Company generated $3.8 million collaboration revenue for the year ended December 31, 2018 (December 31, 2017: $4.3 million; December 31, 2016: $13.0 million).

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

The Company recognized no License Revenue for the year ended December 31, 2018 (December 31, 2017: $0.0 million; December 31, 2016: $1.0 million). The Company recognized the License Revenue for the year ended December 31, 2017, net of a $0.5 million reduction for amounts previously amortized and repaid by the Company in accordance with the Glybera Termination Agreement in 2017.

Collaboration Revenue – Chiesi

Prior to the termination of the Hemophilia Collaboration Agreement up to June 30, 2017, Chiesi reimbursed the Company for 50% of the agreed research and development efforts related to hemophilia B. These reimbursable amounts have been presented as Collaboration Revenue.

The Company generated no Collaboration Revenue for the year ended December 31, 2018 (December 31, 2017: $4.6 million; December 31, 2016: $7.2 million) from the co-development of hemophilia B.

5.            Property, plant and equipment, net

The following table presents the Company’s property, plant and equipment as of December 31:

	December 31,	December 31,
	2018	2017
	in thousands
Leasehold improvements	$32,462	$32,297
Laboratory equipment	16,685	15,976
Office equipment	2,853	2,304
Construction-in-progress	73	745
Total property, plant, and equipment	52,073	51,322
Less accumulated depreciation	(22,894)	(17,041)
Property, plant and equipment, net	$29,179	$34,281

Total depreciation expense was $6.5 million for the year ended December 31, 2018 (December 31, 2017: $7.0 million, December 31, 2016: $5.5 million). Depreciation expense is allocated to research and development to the extent it relates to the Company’s manufacturing facility and equipment. All other depreciation expenses are allocated to selling, general and administrative expense.

The following table summarizes property, plant and equipment by geographic region.

	December 31,	December 31,
	2018	2017
	in thousands
Lexington, Massachusetts (United States of America)	$14,598	$17,177
Amsterdam (the Netherlands)	14,581	17,104
Total	$29,179	$34,281

6.            Intangible assets

a.            Acquired licenses

The following table presents the Company’s acquired licenses as of December 31:

	December 31,	December 31,
	2018	2017
	in thousands
Licenses	$7,528	$9,551
Less accumulated amortization and impairment	(2,327)	(5,575)
Licenses, net	$5,201	$3,976
Acquired research and development	—	5,594
Intangible assets, net	$5,201	$9,570

All intangible assets are owned by uniQure biopharma B.V, a subsidiary of the Company. The acquired licenses have a weighted average remaining life of 12.6 years.

During the year ended December 31, 2018, the Company capitalized $1.9 million of expenditures related to contractual milestone payments under existing license agreements as well as costs incurred in relation to entering into new license agreements. During the same period the Company disposed a number of fully amortized, expired licenses.

As of December 31, 2018, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
in thousands
2019	$471
2020	471
2021	462
2022	433
2023	433
Thereafter	2,931
Total	$5,201

The carrying amount of the Company’s licenses by licensor is set out below.

	December 31,	December 31,
	2018	2017
	in thousands
Protein Sciences Corporation	$2,084	$2,340
St. Jude Children’s Hospital	633	707
Other	2,484	929
Total	$5,201	$3,976

The amortization expense related to licenses for the year ended December 31, 2018 was $0.4 million (December 31, 2017: $1.0 million; December 31, 2016: $0.3 million). All amortization was included in research and development expenses, except for $0.6 million related to the termination of the Chiesi collaboration, which was presented in other expense in the year ended December 31, 2017.

b.            Acquired research and development (“Acquired R&D”)

The Company acquired research and development assets as part of its acquisition of InoCard in July 2014. Based on the review of pre-clinical data associated with those assets, the Company does not expect that it will pursue further research related to those assets. Accordingly, the Company recorded a $5.4 million impairment loss within research and development expenses in the year ended December 31, 2018, to reduce the asset’s carrying amount to its fair value of nil. The carrying amount as at December 31, 2017 was $5.6 million.

7.            Accrued expenses and other (non) current liabilities

Accrued expenses and other current liabilities include the following items:

	December 31,	December 31,
	2018	2017
	in thousands
Accruals for services provided by vendors-not yet billed	$1,999	$2,348
Personnel related accruals and liabilities	5,688	5,646
Other current liabilities	545	844
Total	$8,232	$8,838

In December 2016, the Company and Extera Partners agreed to settle an arbitration case for a total amount of $2.9 million paid in December 2016 (including legal and related settlement costs). The expense is presented as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

Restructuring plan

In November 2016, the Company announced a plan to restructure its activities with the aim of refocusing its pipeline, consolidating its manufacturing capabilities into its Lexington, Massachusetts site, reducing operating costs and enhancing overall execution. At various dates between December 2016 and February 2018, the Company entered into termination agreements with certain employees. Depending on the individual case pattern the Company accrues the related termination costs over the service period or at the date of communication to the employees. Changes in accrued termination benefits (included in research and development expenses) for the year ended December 31, 2018, are detailed in the table below:

Accrued
termination
benefits
in thousands
Balance at December 31, 2017	$625
Accrued through operations	96
Payments	(725)
Currency translation effects	4
Balance at December 31, 2018	$—

8.            Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility extended the maturity date from June 30, 2018, to May 1, 2020. As of December 31, 2017, and December 31, 2016, $20.0 million was outstanding. The interest rate is adjustable and is the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate initially was 8.25% per annum. The interest-only payment period was extended by 12 months to November 2018 as a result of raising more than $50.0 million in equity financing in October 2017.

On December 6, 2018, the Company signed an amendment to the Second Amended and Restated Loan and Security Agreement that both refinanced the existing $20 million 2016 Amended Facility and provided an additional commitment of $30 million (of which $15 million is subject to the discretion of Hercules) (the “2018 Amended Facility”). At signing, the Company drew down an additional $15 million for a total of $35 million outstanding. The Company has the right to draw another $15 million through June 30, 2020 subject to the terms of the 2018 Amended Facility. The 2018 Amended Facility extends the loan’s maturity date from May 1, 2020 until June 1, 2023. The interest-only period is extended from November 2018 to January 1, 2021, or in the event that specified conditions are met, the interest-only period may be extended to January 1, 2022.  The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The interest rate continues to be adjustable and is the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50% per annum.

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35,000,000 outstanding as of signing and will owe a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

The amortized cost was $35.7 million as of December 31, 2018, compared to $20.8 million as of December 31, 2017, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan was $0.9 million in 2018 (December 31, 2017: gain of $2.6 million; December 31, 2016: loss of $0.9 million). The fair value of the loan approximates its carrying amount. Inputs to the fair value of the loan are considered Level 3 inputs.

Interest expense recorded during the years ended December 31 was as follows:

Years	Amount
in millions
2018	$2.0
2017	2.2
2016	2.2

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of the outstanding 65% balance of principal due and worldwide cash reserves. This restriction on the cash reserves only relates to the location of the cash reserves, and such cash reserves can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of December 31, 2018, the Company was in compliance with all covenants and provisions.

The aggregate maturities of the loan, including $13.2 million of coupon interest payments and financing fees, for each of the 53 months subsequent to December 31, 2018, are as follows:

Years	Amount
in thousands
2019	$3,119
2020	4,119
2021	15,657
2022	15,657
2023	9,625
Total	$48,177

9.          Shareholders’ equity

As of December 31, 2018, the Company’s authorized share capital is €3.0 million (exchange rate as of December 31, 2018, of 1.14449 $ / €; $3.4 million), divided into 60,000,000 ordinary shares, each with a nominal value of €0.05. Under Dutch law, the authorized share capital is the maximum capital that the Company may issue without amending its articles of association.

All ordinary shares issued by the Company were fully paid. Besides the minimum amount of share capital to be held under Dutch law, there are no distribution restrictions applicable to the equity of the Company.

As of December 31, 2018, and 2017 and 2016 the Company’s reserves were restricted for payment of dividends for accumulated foreign currency translation losses of $7.3 million, $3.8 million and $6.6 million, respectively.

On May 7, 2018, the Company completed a follow-on public offering of 5,175,000 ordinary shares at $28.50 per ordinary share, resulting in gross proceeds to the Company of approximately $147.5 million. The net proceeds to the Company from this offering were approximately $138.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company capitalized $0.2 million of expenses related to this offering (which were deducted from additional paid-in capital in the accompanying consolidated balance sheet).

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

10.          Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Years ended December 31,
	2018	2017	2016

Research and development - employees	$3,994	$3,945	$3,302
Selling, general and administrative - employees	6,699	6,335	2,242
Research and development - non-employees	—	—	670
Total	$10,693	$10,280	$6,214

Share-based compensation expense recognized by award type was as follows:

	Years ended December 31,
	2018	2017	2016

Award type
Share options	$4,766	$3,246	$5,187
Restricted share units (“RSUs”)	3,020	2,588	528
Performance share units (“PSUs”)	2,907	4,446	499
Total	$10,693	$10,280	$6,214

As of December 31, 2018, the unrecognized compensation cost related to unvested awards under the various share-based compensation plans were:

		Weighted-average
	Unrecognized	remaining
	compensation	period for
	costs	recognition
Award type	in thousands	in years
Share options	$14,489	3.13
Restricted share units	4,055	2.12
Performance share units	4,934	1.62
Total	$23,478	2.64

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with characteristics similar to the 2014 Plan. The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2018, 32,567 fully vested share options are outstanding (December 31, 2017: 72,818).

At the general meeting of shareholders on January 9, 2014, the Company’s shareholders approved the adoption of the 2014 Plan. At the annual general meetings of shareholders in June 2015, 2016 and 2018, uniQure shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 1,070,000 shares in 2015, 3,000,000 in 2016 and 3,000,000 shares in 2018, for a total of 8,601,471 shares.

Share options

Share options are granted on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years. The first 25% vests after one year from the initial grant date and the remainder vests in equal quarterly installments over the remaining three years. Certain grants to non-executive directors vest in full after one year. Any options that vest must be exercised by the tenth anniversary of the initial grant date.

The following table summarizes option activity under the Company’s 2014 Plan for the year ended December 31, 2018:

		Weighted average	Weighted average	Aggregate intrinsic
	Options	exercise price	remaining contractual life	value
			in years	in thousands
Outstanding at December 31, 2017	2,456,433	$10.06	7.98	$24,213
Granted	937,832	$26.18
Forfeited	(315,342)	$13.27
Expired	(17,008)	$17.87
Exercised	(388,203)	$11.48
Outstanding at December 31, 2018	2,673,712	$15.09	7.98	39,616

Fully vested and exercisable at December 31, 2018	1,073,915	$10.80	6.90	19,348
Outstanding and expected to vest at December 31, 2018	1,599,797	$17.96	8.70	20,268
Outstanding and expected to vest at December 31, 2017	1,680,491	$8.62
Total weighted average grant date fair value of options issued during 2018 (in $ millions)		$14.9
Granted to directors and officers during 2018 (options, $ in millions)	315,156	$4.7
Proceeds from option sales during 2018 (in $ millions)		$4.5

The following table summarizes information about the weighted average grant-date fair value of options during the years ended December 31:

		Weighted average
	Options	grant‑date fair value
Granted, 2018	937,832	$15.90
Granted, 2017	1,295,350	3.87
Granted, 2016	1,024,178	6.67
Vested, 2018	689,892	5.08
Forfeited, 2018	(315,342)	7.96

The following table summarizes information about the weighted average grant-date fair value of options at December 31:

		Weighted average
	Options	grant‑date fair value
Outstanding and expected to vest, 2018	1,599,797	$10.83
Outstanding and expected to vest, 2017	1,680,491	5.06

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Years ended December 31,
Assumptions	2018	2017	2016
Expected volatility	75%-80%	75%-80%	75%
Expected terms (in years)	10 years	10 years	10 years
Risk free interest rate	2.67% - 3.20%	2.39% - 2.81%	0.16% - 2.67%
Expected dividends	0%	0%	0%

The Hull & White option model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		in thousands
2018	388,203	$7,515
2017	198,552	1,291
2016	239,861	3,039

Restricted Share Units

The following table summarizes the RSU activity for the year ended December 31, 2018:

	RSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	683,663	$6.38
Granted	262,599	$23.61
Vested	(341,833)	$6.43
Forfeited	(192,108)	$8.15
Non-vested at December 31, 2018	412,321	$16.49

Total weighted average grant date fair value of RSUs granted during 2018 (in millions)		$6.2
Granted to directors and officers during 2018 (shares, $ in millions)	133,808	$3.3

The following table summarizes information about the weighted average grant-date fair value of RSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2018	262,599	$23.61
2017	603,350	5.86
2016	358,678	9.05

The following table summarizes information about the total fair value of RSUs that vested during the years ended December 31:

Total fair value
in thousands
2018	$8,546
2017	2,917
2016	2,296

Performance Share Units (PSUs)

The following table summarizes the PSU activity for the year ended December 31, 2018:

	PSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2017	511,074	$16.73
Granted	—	$—
Vested	(68,115)	$15.79
Forfeited	(65,790)	$17.44
Non-vested at December 31, 2018	377,169	$16.73
PSUs awarded but not yet earned	136,982	$28.82
Total non-vested and discretionary PSUs	514,151	$19.95

Total weighted average grant date fair value of PSUs awarded during the period (in millions)		$3.9

In January 2018, the Company awarded PSUs to its executives and other members of senior management. These PSUs were earned in February 2019 based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2018. The PSUs awarded for the year ended December 31, 2018 will vest on the third anniversary of the grant, subject to the grantee’s continued employment.

The following table summarizes information about the weighted average grant-date fair value, determined at of the date these were earned, of PSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2018	—	$—
2017	550,570	$17.15
2016	111,564	$5.76

The following table summarizes information about the total fair value of PSUs that vested during the years ended December 31:

Total fair value
in thousands
2018	$1,350
2017	1,730
2016	N/A

Employee Share Purchase Plan (“ESPP”)

In June 2018 the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. For the current year ended December 31, 2018, 2,591 shares have been issued.

2012 Plan

The following table summarizes option activity under the Company’s 2012 Plan for the year ended December 31, 2018:

	2012 plan
		Weighted average	Weighted average	Aggregate intrinsic
	Options	exercise price	remaining contractual life	value
			in years	in thousands
Outstanding at December 31, 2017	72,818	€5.77	3.00	$922
Exercised	(40,251)	€6.21
Forfeited	—	€—
Expired	—	€—
Outstanding, fully vested and exercisable at December 31, 2018	32,567	€5.23	3.62	939

Proceeds from option sales (in million)		$0.3

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		in thousands
2018	40,251	$964
2017	405,188	1,176
2016	510,547	4,381

11.          Expenses by nature

Operating expenses excluding expenses presented in other expenses included the following expenses by nature:

	Years ended December 31,
	2018	2017	2016
	in thousands
Employee-related expenses	$46,254	$46,373	$42,260
Laboratory and development expenses	23,596	17,737	21,054
Office and housing expenses	7,281	9,327	10,384
Legal and advisory expenses	7,748	8,121	11,715
Depreciation, amortization and impairment expenses	12,415	6,779	6,089
Patent and license expenses	1,202	817	1,348
Non-employee share-based compensation expenses	—	—	670
Other operating expenses	1,618	7,653	4,989
Total	$100,114	$96,807	$98,509

Details of employee-related expenses for the year ended December 31 are as follows:

	Years ended December 31,
	2018	2017	2016
	in thousands, except for employee numbers
Wages and salaries	$26,646	$25,131	$24,999
Share-based compensation expenses	10,708	10,280	5,544
Consultant expenses	2,974	4,758	5,873
Social security costs	2,231	2,077	1,824
Health insurance	1,750	1,536	1,099
Pension costs-defined contribution plans	628	802	1,088
Other employee expenses	1,317	1,789	1,833
Total	$46,254	$46,373	$42,260
Number of employees at the end of the period	212	202	251

12.          Other non-operating income / (expense)

Other non-operating income / (expense) consists of changes in the fair value of derivative financial instruments.

	Years ended December 31,
	2018	2017	2016
	in thousands
Other non-operating income:
Derivative gains	$208	$—	$785
Total other non-operating income:	208	—	785
Other non-operating expense:
Derivative losses	—	(2,192)	—
Finance expenses	—	(243)	—
Total other non-operating expense:	—	(2,435)	—
Other non-operating income / (expense), net	$208	$(2,435)	$785

The Company recorded a net gain of $0.5 million for the year ended December 31, 2018, compared to a net loss of $1.2 million and a net gain of $0.5 million for the years ended December 31, 2017 and December 31, 2016, respectively, related to the derivative financial instruments issued as part of its collaboration with BMS and a net loss of $0.3 million for the year ended December 31, 2018 (December 31, 2017: $0.3 million net loss; December 31, 2016: $0.3 million net gain) related to warrants issued to Hercules (see note 3, “Fair value measurement”).

13.          Income taxes

a.           Income tax benefit / (expense)

No current tax charges or liabilities were recorded in 2018, 2017 and 2016 by the Company’s Dutch and U.S entities since these entities generated losses. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

For the years ended December 31, 2018, 2017 and 2016, loss before income taxes consists of the following:

	Years ended December 31,
	2018	2017	2016
	in thousands
Dutch operations	$(85,721)	$(60,966)	$(51,107)
U.S. operations	2,646	(18,493)	(21,221)
Foreign operations	3	—	99
Total	$(83,073)	$(79,459)	$(72,229)

The income tax benefit / (expense) for the years ended December 31, 2018, 2017 and 2016, consists of the following:

	Years ended December 31,
	2018	2017	2016
	in thousands
Current benefit / (expense)
Dutch operations	$—	$—	$—
U.S. operations	—	—	—
Foreign operations	(22)	(10)	(51)
Deferred benefit / (expense)
Dutch operations	(209)	209	(1,094)
U.S. operations	—	—	—
Foreign operations	—	—	—
Total income tax benefit / (expense)	$(231)	$199	$(1,145)

b.           Tax rate reconciliation

The reconciliation of the Dutch statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Years ended December 31,
	2018	2017	2016
	in thousands
Net loss before tax for the period	$(83,073)	$(79,459)	$(72,229)
Expected tax benefit / (expense) at the tax rate enacted in the Netherlands (25%)	20,768	19,865	18,057
Difference in tax rates between the Netherlands and foreign countries	(106)	1,664	1,905
Net change in valuation allowance	(19,207)	(17,358)	(20,054)
Non-deductible expenses	(2,648)	(3,248)	(1,323)
Change in fair value of contingent consideration	962	(724)	270
Income tax benefit / (expense)	$(231)	$199	$(1,145)

Non-deductible expenses predominantly relate to share-based compensation expenses for an amount of $2.7 million in 2018 (2017: $2.5 million; 2016: $1.6 million) and non-deductible results on derivative financial instruments of $0.0 million (2017: $0.5 million; 2016: $0.0 million).

c.           Significant components of deferred taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

	Years ended December 31,
	2018	2017
	in thousands
Deferred tax assets:
Net operating loss carryforwards	$74,529	$73,207
Intangible assets	847	924
Property, plant and equipment	561	173
Deferred revenue	7,481	17,930
Accrued expenses and other current liabilities	1,682	1,657
Gross deferred tax asset	$85,100	$93,891
Less valuation allowance	(85,100)	(93,682)
Net deferred tax asset	$—	$209
Long-term loan to foreign operations	—	(209)
Net deferred tax liability	$—	$(209)
Net deferred tax asset / (liability)	$—	$—

Changes in the valuation allowance were as follows:

	Years ended December 31,
	2018	2017	2016
	in thousands
January 1,	$93,682	$82,642	$65,593
Changes related to reduction of deferred revenue recorded in equity upon implementation of ASC 606 Revenue recognition as of January 1, 2018	(6,229)	—	—
Changes recorded in profit and loss	19,207	19,080	20,054
Reduction related to 2018 Dutch tax reform	(15,670)	—	—
Reduction related to 2017 US tax reform	—	(1,722)	—
Other changes including currency translation effects	(5,890)	(6,318)	(3,005)
December 31,	$85,100	$93,682	$82,642

The valuation allowance at December 31, 2018 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. Management considered projected future taxable income and tax-planning strategies in making this assessment.

In the Netherlands, changes to corporate taxes were enacted in December 2018. The changes reduce the corporate tax rate from 25% to 22.55% for the fiscal year 2020 and to 20.5%, effective January 1, 2021. The Company remeasured its temporary difference using a rate of 20.5% instead of the 25% rate effective in 2018 as it does not expect to utilize any of its loss carryforwards prior to 2021. This resulted in a $15.6 million reduction of both the gross deferred tax asset and the valuation allowance in the year ended December 31, 2018. The December 2018 tax reform also limits the carryforward of tax losses arising from January 1, 2019, to six years after the end of the respective period. Tax losses incurred prior to this date continue to expire nine years after the end of the respective period.

The Dutch fiscal unity has as of December 31, 2018 an estimated $311.7 million (2017: $246 .0 million; 2016: $182.0 million) of taxable losses that can be offset in the following nine years. The expiration dates of these Dutch losses is summarized in the following table. In the year ended December 31, 2018 unused tax losses of $20.0 million (December 31, 2017: $24.5 million) expired.

	2019	2020	2021	2022	2023
	in thousands
Loss expiring	$20,746	18,857	14,189	24,148	23,518

In the U.S., the tax act known as the Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. As a foreign domiciled entity, the most significant impact of the Act related to the tax rate applicable to the Company’s U.S. operating entity, resulting in a $1.7 million reduction of both the gross deferred tax asset and the valuation allowance in the year ended December 2017. In addition, the Act limits the utilization of tax losses incurred after January 1, 2018, to 80% of taxable income. The Company did not identify any further significant impacts related to the Act during 2018. The tax losses incurred prior to January 1, 2018 are approximately $55.1 million. As of December 31, 2018, the estimated remaining tax losses available for carry forward are $50.6 million. These losses will expire between 2034 and 2037.

Under the provision of the Internal Revenue Code, the net operating loss may become subject to an annual limitation in the event of certain cumulative exchange in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 and 383 of the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation.

There are no unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016.

14.          Basic and diluted earnings per share

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the years presented, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

The potentially dilutive ordinary shares are summarized below:

	Years ended December 31,
	2018	2017	2016
	ordinary shares
BMS warrants	8,575,000	6,800,000	3,587,333
Stock options under 2014 Plan and Nasdaq inducement rules	2,673,712	2,456,433	2,000,266
Non-vested RSUs and earned PSUs	789,490	1,194,737	418,627
Stock options under 2012 Plan	32,567	72,818	483,006
Warrants	37,175	37,175	37,175
Employee share purchase plan	1,012	—	—
Total potential dilutive ordinary shares	12,108,956	10,561,163	6,526,407

15.          Leases

The Company leases various office space and laboratory space under operating lease agreements:

Lexington, Massachusetts / United States

In July 2013, uniQure entered into a lease for a facility in Lexington, Massachusetts, United States. The term of the lease commenced in November 2013, was set for 10 years and is non-cancellable. Originally, the lease for this facility had a termination date of 2024. In November 2018, the term was expanded by five years to June 2029. The lease continues to be renewable for two subsequent five-year terms. Additionally, the lease was expanded to include an additional 30,655 square feet within the same facility and for the same term.

The original lease provides for annual minimum increases in rent through 2024, based on a consumer price index. The lease then resets to the same rate schedule as the expansion space.

Amsterdam / The Netherlands

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands and amended this agreement in June 2016. The Company consolidated its three Amsterdam sites into the new site at the end of May 2017. The lease for the new facility terminates in 2032, with an option to extend in increments of five-year periods. The lease contract provides for annual minimum increases in rent, based on a consumer price index

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The minimum rentals to be received during the remaining nine-year term amount to $9.5 million as of December 31, 2018.

As of December 31, 2018, aggregate minimum lease payments (excluding payments from the sub-lease agreement) for the calendar years and lease incentives received were as follows:

	Lexington	Amsterdam	Total
	in thousands
2019	$2,707	$1,963	$4,670
2020	3,360	1,970	5,330
2021	3,455	1,970	5,425
2022	3,552	1,970	5,522
2023	3,650	1,970	5,620
Thereafter	24,892	16,085	40,977
Total minimum lease payments	$41,616	$25,926	$67,544

Deferred rent related to lease incentives-non current	$4,974	$3,787	$8,761
Deferred rent related to lease incentives-current	—	311	311

Rent expense is calculated on a straight-line basis over the term of the lease, and considers $12.2 million of lease incentives received. Aggregate rent expense was as follows:

	Years ended December 31,
	2018	2017	2016

Rent expense-Lexington	$1,583	$1,103	$1,103
Rent expense-Amsterdam	1,667	2,503	2,871
Total rent expense	$3,250	$3,606	$3,974

16.          Commitments and contingencies

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

17.        Related party transaction

On June 13, 2018, the Company shareholders voted to approve the appointment of Robert Gut, M.D., Ph.D. as a non-executive director on our Board of Directors. On August 20, 2018, Dr. Gut was appointed as the Company’s Chief Medical Officer following his resignation as a non-executive director. On October 24, 2018, at an extraordinary general meeting, the Company’s shareholders voted to approve the appointment of Dr. Gut as executive director on the Board of Directors. Dr. Gut’s annual base salary will be $425,000 and he will be eligible for an annual bonus of 40% of his base salary. Dr. Gut was granted 35,000 restricted stock units vesting in equal installments over three years as well as an option to purchase 70,000 ordinary shares of the Company that will vest over a period of four years. In addition, Dr. Gut retains his option to purchase 10,000 ordinary shares vesting over three years, which he was granted upon his appointment as a non-executive director in June 2018.

On August 7, 2017, the Company appointed Dr. Sander van Deventer as its Chief Scientific Officer and General Manager of its Amsterdam site. Dr. van Deventer served on the Company’s Board of Directors until September 14, 2017. Dr. van Deventer has resigned as Managing Partner of Forbion Capital Partners, and became an Operating Partner with Forbion Capital Partners for up to 50% of his time. Dr. van Deventer is entitled to €200,000 gross annual salary (“Base Salary”), including an 8% holiday allowance to be paid annually in May based upon the previous year’s gross annual salary. Dr. van Deventer will also be eligible for a bonus amounting to a maximum of 40% of his annual gross salary, such amount to be determined by the Board of Directors. On September 20, 2017, Dr. van Deventer was granted an option to purchase 150,000 shares with an exercise price of $8.49, in accordance with the Company’s Amended and Restated 2014 Share Incentive Plan.

18.          Subsequent events

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended Articles of Association of the Company.
10.1t	2014 Share Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8 (file no. 333-225629) filed with the Securities and Exchange Commission).
10.2t

Form of Inducement Share Option Agreement under 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission).

10.3t

Form of Share Option Agreement under 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission).

10.4t

Form of Restricted Stock Unit Award under the 2014 Share Incentive (incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2017 filed with the Securities and Exchange Commission).

10.5t

Form of Performance Stock Unit Award under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2017 filed with the Securities and Exchange Commission).

10.6t

Employment Agreement dated December 9, 2014 between uniQure, Inc. and Matthew Kapusta (incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission).

10.7t

Amendment to the Employment Agreement between uniQure, Inc. and Matthew Kapusta, dated March 14, 2017 (incorporated by reference to Exhibit 10.7 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission).

10.8t

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

10.26

Second Amended and Restated Loan and Security Agreement, dated as of May 6, 2016 by and among uniQure Biopharma B.V., uniQure, Inc., uniQure IP B.V., the Company's subsidiaries listed therein, and Hercules Technology Growth Capital, Inc (incorporated by reference to Exhibit 10.30 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission.

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

10.34t

Employment Agreement dated August 4, 2017 between uniQure biopharma B.V. and Sander van Deventer (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2017 filed with the Securities and Exchange Commission).

10.35t

Employment Agreement dated July 10, 2017 between uniQure, Inc. and Scott McMillan (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2017 filed with the Securities and Exchange Commission).

10.36t

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

10.38t*	Employment Agreement dated August 20, 2018 by and between uniQure, Inc. and Dr. Robert Gut

10.39

Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dates as of December 6, 2018 by and among uniQure Biopharma B.V., uniQure, Inc., uniQure IP B.V., the Company, and Hercules Technology Growth Capital, Inc (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on December 10, 2018.

10.40

First Amendment Lease relating to 113 Hartwell Avenue, Lexington, Massachusetts, dated as of July 24, 2013, by and between the Company and King113 Hartwell LLC (incorporated by reference to Exhibit 10.1 of the Company's current report on form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on November 15, 2018.

10.41t

Employee Share Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 (file no. 333-225629) filed with the Securities and Exchange Commission) filed on June 14, 2018.

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
101*

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Signatures	Title	Date

/s/ MATHEW KAPUSTA	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	February 28, 2019
Matthew Kapusta

/s/ ROBERT GUT	Executive Director	February 28, 2019
Robert Gut

/s/ CHRISTIAN KLEMT	Chief Accounting Officer	February 28, 2019
Christian Klemt

/s/ PHILIP ASTLEY SPARKE	Director	February 28, 2019
Philip Astley Sparke

/s/ JACK KAYE	Director	February 28, 2019
Jack Kaye

/s/ DAVID SCHAFFER	Director	February 28, 2019
David Schaffer

/s/ PAULA SOTEROPOULOS	Director	February 28, 2019
Paula Soteropoulos

/s/ MADHAVAN BALACHANDRAN	Director	February 28, 2019
Madhavan Balachandran

/s/ JEREMY P. SPRINGHORN	Director	February 28, 2019
Jeremy P. Springhorn

/s/ DAVID MEEK	Director	February 28, 2019
David Meek