Form 10-Q
period 2019-03-31
uniQure N.V.
filed 2019-04-29
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ☒

As of April 25, 2019, the registrant had  37,799,249 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019, or in the documents where such forward‑looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March  31, 2019, and in our Annual Report on Form 10-K for the year ended December 31, 2018, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward‑looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements after completion of the filing of this Quarterly Report on Form 10‑Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward‑looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward‑looking statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.        Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$208,787	$234,898
Accounts receivable and accrued income from related party	461	233
Prepaid expenses	3,597	1,116
Other current assets	350	329
Total current assets	213,195	236,576
Non-current assets
Property, plant and equipment, net	27,778	29,179
Operating lease right-of-use asset	18,678	—
Intangible assets, net	5,917	5,201
Goodwill	496	506
Restricted cash	2,930	2,444
Total non-current assets	55,799	37,330
Total assets	$268,994	$273,906
Current liabilities
Accounts payable	$3,527	$3,792
Accrued expenses and other current liabilities	7,311	8,232
Current portion of operating lease liability	3,808	—
Current portion of deferred rent	—	311
Current portion of deferred revenue	7,772	7,634
Total current liabilities	22,418	19,969
Non-current liabilities
Long-term debt	35,630	35,471
Operating lease liability, net of current portion	23,344	—
Deferred rent, net of current portion (see note 2.5)	—	8,761
Deferred revenue, net of current portion	27,465	28,861
Derivative financial instruments related party	2,603	803
Other non-current liabilities	422	435
Total non-current liabilities	89,464	74,331
Total liabilities	111,882	94,300
Commitments and contingencies (see note 5)
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at March 31, 2019 and December 31, 2018 and 37,763,842 and 37,351,653 ordinary shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	2,322	2,299
Additional paid-in-capital	727,795	720,072
Accumulated other comprehensive loss	(9,727)	(7,259)
Accumulated deficit	(563,278)	(535,506)
Total shareholders' equity	157,112	179,606
Total liabilities and shareholders' equity	$268,994	$273,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
License revenues from related party	557	2,451
Collaboration revenues from related party	579	1,027
Total revenues	1,136	3,478
Operating expenses:
Research and development expenses	(20,537)	(17,058)
Selling, general and administrative expenses	(8,067)	(6,301)
Total operating expenses	(28,604)	(23,359)
Other income	313	615
Other expense	(349)	(333)
Loss from operations	(27,504)	(19,599)
Interest income	442	253
Interest expense	(957)	(416)
Foreign currency gains, net	2,274	178
Other non-operating (loss) / income, net	(2,027)	703
Loss before income tax benefit	(27,772)	(18,881)
Income tax benefit	—	92
Net loss	$(27,772)	$(18,789)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of nil for the three months ended March 31, 2019 (2018: $0.1 million)	2,468	(179)
Total comprehensive loss	$(25,304)	$(18,968)

Basic and diluted net loss per ordinary share	$(0.74)	(0.59)
Weighted average shares used in computing basic and diluted net loss per ordinary share	37,676,172	31,710,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	-	(18,789)	(18,789)
Other comprehensive loss	—	—	—	686	—	686
Exercise of share options	146,161	7	1,555	—	—	1,562
Restricted and performance share units distributed during the period	286,615	17	(17)	—	—	—
Share-based compensation expense	—	—	2,527	—	—	2,527
Balance at March 31, 2018	31,771,816	$1,971	$570,595	$(1,312)	$(470,991)	$100,263

Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(27,772)	(27,772)
Other comprehensive loss	—	—	—	(2,468)	—	(2,468)
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	183,807	10	2,088	—	—	2,098
Restricted and performance share units distributed during the period	188,081	11	(11)	—	—	—
Share-based compensation expense	—	—	4,294	—	—	4,294
Issuance of ordinary shares relating to employee stock purchase plan	3,126	—	81	—	—	81
Balance at March 31, 2019	37,763,842	$2,322	$727,795	$(9,727)	$(563,278)	$157,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(27,772)	$(18,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,569	1,550
Share-based compensation expense	4,294	2,527
Change in fair value of derivative financial instruments and contingent consideration	2,027	(756)
Unrealized foreign exchange gains	(1,820)	(131)
Change in deferred taxes	-	(92)
Change in lease incentives	-	(72)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(2,763)	(1,142)
Accounts payable	(246)	681
Accrued expenses, other liabilities and operating leases	(1,190)	(2,656)
Deferred revenue	(537)	(2,560)
Net cash used in operating activities	(26,438)	(21,440)
Cash flows from investing activities
Purchases of intangible assets	(996)	-
Purchase of property, plant and equipment	(234)	(648)
Net cash used in investing activities	(1,230)	(648)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	2,178	1,562
Proceeds from exercise of warrants	500	-
Net cash generated from financing activities	2,678	1,562
Currency effect cash, cash equivalents and restricted cash	(635)	1,997
Net decrease in cash, cash equivalents and restricted cash	(25,625)	(18,529)
Cash, cash equivalents and restricted cash at beginning of period	237,342	161,851
Cash, cash equivalents and restricted cash at the end of period	$211,717	$143,322
Supplemental cash flow disclosures:
Cash and cash equivalents	$208,787	$140,822
Restricted cash related to leasehold and other deposits	$2,930	$2,500
Total cash, cash equivalents and restricted cash	$211,717	$143,322
Cash paid for interest	$(751)	$(409)

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019, other than the adoption of accounting pronouncements discussed below.

2.5Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

ASC 842 – Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Target Improvements” (ASU 2018-11), which address implementation issues related to the new lease standard. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the new standard, lessees are required to recognize the right-of-use assets and lease liabilities that arise from operating leases on the consolidated balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, to operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The Company performed an assessment and identified the lease facilities as material leases to be accounted for under ASC 842 as of January 1, 2019. The Company elected to implement ASC 842 by applying the modified retrospective approach, which allows the Company to restrict the application of the new guidance to operating leases as of January 1, 2019. The impact of implementing ASC 842 is summarized below:

-

Recognized a $19.0 million operating right-of-use asset and a $28.1 million operating lease liability in relation to the facilities leased at the Amsterdam and Lexington sites in the consolidated balance sheet as of January 1, 2019;

-

Presented deferred rent of $9.1 million as of December 31, 2018, as a reduction of the right-of-use asset as from January 1, 2019 onwards in the consolidated balance sheet and as a change within operating cash flows within accrued expense, other liabilities and operating leases;

The Company measured the lease liability at the present value of the future lease payments as of January 1, 2019. The Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rate, adjusted for differences in the term and payment patterns, from the Company’s loan from Hercules Capital, which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018. The right-of-use asset is valued at the amount of the lease liability reduced by the remaining December 31, 2018 balance of lease incentives received. The lease liability is subsequently measured at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification, the Company will continue to utilize the January 1, 2019, incremental borrowing rate.

The Company will continue to recognize lease cost on a straight-line basis and will continue to present these costs as operating expenses within the Consolidated statements of operations and comprehensive loss. The Company will continue to present lease payments within cash flows from operations within the Consolidated statements of cash flows.

The financial results for the quarter ended March 31, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Refer to Note 5, “Right-of-use asset and lease liabilities” for further information.

In March 2019, the FASB issued ASU 2019-01, “Codification Improvements” to Leases (Topic 842). This pronouncement did not have material impact on the Company.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements.

3            Collaboration arrangements and concentration of credit risk

BMS collaboration

In May 2015, the Company entered into a collaboration and license agreement with Bristol-Myers Squibb (“BMS”) that provides BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). During the initial research term of the agreement, the Company is supporting BMS in discovery, non‑clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimburses the Company for all its research and development costs in support of the collaboration during the research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The companies may collaborate on up to ten Collaboration Targets in total. The Company has agreed to certain restrictions on its ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs.

BMS initially designated four Collaboration Targets, including S100A1 for congestive heart failure (“AMT-126”). In October 2018, the Company and BMS completed a heart function proof-of-concept study of AMT-126 in a pre-clinical animal model of heart failure. The study demonstrated deoxyribonucleic acid (“DNA”) delivery and expression of S100A1 in the myocardium, thereby validating its vector delivery platform in the animal model. The data did not show a benefit on heart function at six months and, consequently, the Joint Steering Committee for the collaboration decided to discontinue work on S100A1. In April 2019, BMS designated a new cardiovascular Collaboration Target to replace S100A1. BMS has not designated or reserved any additional Collaboration Targets as of March 31, 2019.

The initial four-year research term under the collaboration terminates on May 21, 2019.  In February 2019, BMS requested a one-year extension of the research term.  In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term. Accordingly, the Company is currently in discussions with BMS potentially to amend the collaboration and license agreement and other related agreements following the expiration of the research term. It is currently uncertain whether an amendment to the collaboration and license agreement and related agreements will be agreed and, if agreed, what the specific terms of any such amendment may be. As a consequence, the Company has not taken into account the impact of such amendment, if any, on the timing of recognition of the prepaid license revenue. The Company will account for potential changes in the timing of recognition of the prepaid license revenue if and when the agreements have been amended.

The Company evaluated the BMS Collaboration Agreement and determined that its performance obligations are as follows:

(i)

Providing access to its technology and know-how in the field of gene therapy as well as actively contributing to the selection of Collaboration Targets, the collaboration as a whole, the development during the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”);

(ii)	Providing pre-clinical Collaboration Target specific, non‑clinical, analytical and process development services (“Collaboration Revenue”); and
(iii)	Providing clinical and commercial manufacturing services for Collaboration Targets (“Manufacturing Revenue”). To date the Company has not generated any Manufacturing Revenues.

Amounts owed by BMS in relation to Collaboration Revenue are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Bristol Myers Squibb	$461	$233
Total	$461	$233

License Revenue

The Company recognized $0.6 million of License Revenue for the three months ended March 31, 2019, respectively, compared to $2.5 million during the same period in 2018 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Target in August 2015.

The Company would also be entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth Collaboration Target. The Company would also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for a lead Collaboration Target and up to $217.0 million for each of the other selected Collaboration Targets, if milestones are achieved. The Company would include the variable consideration related to the selection of the fifth to tenth Collaboration Target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. The Company would recognize significant amounts of License Revenue for services performed in prior periods if and when the Company considers this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not currently consider this probable.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of Collaboration Targets that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional Collaboration Targets being designated by 10% then the revenue for the three months ended March 31, 2019 would have decreased by approximately $1.8 million, as the Company would be required to render more services in relation to the consideration received.

4             Fair value measurement

The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. U.S. GAAP requires disclosure of methodologies used in determining the reported fair values, and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	(in thousands)
At December 31, 2018
Assets:
Cash, cash equivalents and restricted cash	$237,342	$—	$—	$237,342
Total assets	$237,342	$—	$—	$237,342
Liabilities:
Derivative financial instruments - debt	$—	$—	$572	$572	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	803	803
Total liabilities	$—	$—	$1,375	$1,375
At March 31, 2019
Assets:
Cash, cash equivalents and restricted cash	$211,717	$—	$—	$211,717
Total assets	$211,717	$—	$—	$211,717
Liabilities:
Derivative financial instruments - debt	$—	$—	$—	$—
Derivative financial instruments - related party	—	—	2,603	2,603
Total liabilities	$—	$—	$2,603	$2,603

Changes in Level 3 items during the three months ended March 31, 2019, are as follows

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2018	$1,375
Losses recognized in profit or loss	2,027
Exercise of warrants	(770)
Currency translation effects	(29)
Balance at March 31, 2019	$2,603

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company (“BMS”) and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The Hercules warrants were exercised as of February 1, 2019. The Company issued 37,175 ordinary shares at $34.25 following the exercise of all Hercules warrants and receipt of $0.5 million from Hercules.

The fair value of the BMS derivative financial instruments (“BMS warrants”) as of March 31, 2019, was $2.6 million compared to a fair value of both the BMS and Hercules derivative financial instruments of $1.4 million as of December 31, 2018. These BMS warrants are described in more detail below.

BMS warrants

On April 6, 2015, the Company entered into several agreements with BMS (the “BMS Agreements”). Pursuant to the terms of the BMS Agreements the Company granted BMS two warrants:

•

A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the collaboration agreements) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designates the sixth new target (the seventh Collaboration Target).

•

A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which uniQure receives from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designates the ninth new target (the tenth Collaboration Target).

As of March 31, 2019, BMS has designated a total of four Collaboration Targets, and as such, the warrants are not exercisable.

Pursuant to the terms of the BMS Agreements the exercise price, in respect of each warrant, is equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $48.92 as of March 31, 2019) and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS. The exercise of warrants is expected to occur within two and four years after the balance sheet date.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market of the warrants by increasing the volatility by 10% to 85%. A further sensitivity analysis was performed assuming the warrants would be exercised a year later than currently estimated. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of March 31, 2019.

Total warrants
(in thousands)
Base case	$2,603
Increase volatility by 10% to 85%	568
Extend exercise dates by one year	(9)

5          Right-of-use asset and lease liabilities

The Company adopted ASU 2016-02 “Leases as well as ASU 2018-10 and ASU 2018-11 which both relate to improvements of ASU 842. The standard requires balance sheet recognition for leases. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. Prior year interim periods were not recast under the new standard and therefore, those amounts are not presented below. The Company elected to utilize practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs.

The Company leases various office space and laboratory space under the following operating lease agreements:

Lexington, Massachusetts / United States

In July 2013, the Company entered into a lease for a facility in Lexington, Massachusetts, United States. The term of the lease commenced in November 2013, was set for 10 years and is non-cancellable. Originally, the lease for this facility had a termination date of 2024. In November 2018, the term was expanded by five years to June 2029. The lease continues to be renewable for two subsequent five-year terms. Additionally, the lease was expanded to include an additional 30,655 square feet within the same facility and for the same term. The expansion date of the expansion space is expected to occur in the second quarter of 2019.

The original lease provides for annual minimum increases in rent through 2024, which are fixed payments. These increases are already identified throughout the term of the lease and included within minimal rental payments. The lease then resets to the same rate schedule as the expansion space.

Amsterdam / The Netherlands

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands, and amended this agreement in June 2016. The lease for this facility terminates in 2032, with an option to extend in increments of five-year periods. The lease contract provides for annual minimum increases in rent based on a consumer price index which is calculated on a yearly basis. These increases will be classified as variable lease payments.

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The minimum rentals to be received during the remaining term amount to $9.2 million as of March 31, 2019.

Operating lease liabilities

As no implicit rate in relation to the two above facility leases was readily available, the Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rate, adjusted for differences in the term and payment patterns, from the Company’s loan from Hercules Capital, which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018.

The components of lease cost were as follows:

Three months ended March 31, 2019
(in thousands)
Operating lease cost	$897
Variable lease cost	4
Sublease income	(268)
Total lease cost	$633

The lease expense for the three months ended March 31, 2018 was $0.7 million.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

March 31, 2019
(in thousands)
Assets
Operating lease right-of-use assets	$18,678
Liabilities
Current
Current operating lease liability	3,808
Non-current
Non-current operating lease liability	23,344
Total lease liabilities	$27,152

Weighted-average remaining lease term
Operating leases	11.5 years
Weighted-average discount rate
Operating leases	11.79%

Other information

The table below presents supplemental cash flow information related to leases.

March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,413

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows as of March 31, 2019, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheets.

	Lexington	Amsterdam	Total
	(in thousands)
2019 (nine months remaining)	$1,436	$1,419	$2,855
2020	1,956	1,892	3,848
2021	2,009	1,892	3,901
2022	2,063	1,892	3,955
2023	2,116	1,892	4,008
Thereafter	15,754	15,137	30,891
Total minimum lease payments	$25,334	$24,124	$49,458

Less: amount of lease payments representing interest	(10,941)	(11,365)	(22,306)
Present value of future minimum lease payments	14,393	12,759	27,152
Less: current obligations under operating leases	(1,916)	(1,892)	(3,808)
Non-current operating lease obligations	12,477	10,867	23,344

As of March 31, 2019, the Company has minimum lease payments related to an additional operating lease in respect of additional space at the Lexington facility that has not yet commenced of $15.8 million. The lease will commence in the second quarter of 2019 with a lease term of 10 years.

As of December 31, 2018, aggregate minimum lease payments under the historical accounting standard ASC 840 for the calendar years and lease incentives received were as follows:

	Lexington	Amsterdam	Total
	(in thousands)
2019	$2,707	$1,963	$4,670
2020	3,360	1,970	5,330
2021	3,455	1,970	5,425
2022	3,552	1,970	5,522
2023	3,650	1,970	5,620
Thereafter	24,892	16,085	40,977
Total minimum lease payments	$41,616	$25,926	$67,544

6             Accrued expenses and other current liabilities, other non-current expenses

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accruals for services provided by vendors-not yet billed	$2,965	$1,999
Personnel related accruals and liabilities	4,346	5,688
Other current liabilities	—	545
Total	$7,311	$8,232

7           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). The 2016 Amended Facility extended the maturity date from June 30, 2018, to May 1, 2020. The interest rate was adjustable and was the greater of (i) 8.25% or (ii) 8.25% plus the prime rate less 5.25%. Under the 2016 Amended Facility, the interest rate initially was 8.25% per annum. The interest-only payment period was extended by 12 months to November 30, 2018 as a result of raising more than $50.0 million in equity financing in October 2017.

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

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35,000,000 outstanding as of signing and owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

The amortized cost of the 2018 Amended Facility was $35.9 million as March 31, 2019, compared to $35.7 million as of December 31, 2018, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan in the three months ended March 31, 2019, was $0.7 million compared to a foreign currency gain of $0.6 million during the same period in 2018.

Interest expense associated with the 2018 Amended Facility during the three months ended March 31, 2019 was $0.9 million compared to $0.4 million associated with the 2016 Amended Facility during the same period in 2018.

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

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2019, the Company was in compliance with all covenants and provisions.

8             Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2018, the Company’s shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 3,000,000 to a total of 8,601,471. The Company previously had a 2012 Equity Incentive Plan (“2012 Plan”). As of March 31, 2019, 14,000 fully vested share options are outstanding (December 31, 2018: 32,567) under the 2012 Plan.

2014 Plans

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Research and development	$1,980	$806
Selling, general and administrative	2,298	1,721
Total	$4,279	$2,527

Share-based compensation expense recognized by award type was as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Award type
Share options	$2,076	$1,059
Restricted share units (“RSUs”)	930	746
Performance share units (“PSUs”)	1,272	722
Total	$4,279	$2,527

As of March 31, 2019, the unrecognized compensation costs related to unvested awards under the 2014 Plans were:

		Weighted-average
	Unrecognized	remaining
	compensation	period for
	costs	recognition
Award type	(in thousands)	(in years)
Share options	$22,627	3.25
Restricted share units	7,968	2.31
Performance share units	9,661	2.22
Total	$40,256	2.82

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

Share options

The following table summarizes option activity for the three months ended March 31, 2019:

	Options
	Number of	Weighted average
	shares	exercise price

Outstanding at December 31, 2018	2,673,712	$15.09
Granted	502,526	$34.35
Forfeited	(41,479)	$11.77
Expired	(75)	$7.49
Exercised	(165,240)	$12.35
Outstanding at March 31, 2019	2,969,444	$18.54

Fully vested and exercisable at March 31, 2019	1,176,022	$11.73
Outstanding and expected to vest at March 31, 2019	1,793,422	$23.01

Total weighted average grant date fair value of options issued during the period (in $ millions)		$10.1
Proceeds from option sales during the period (in $ millions)		$2.0

Share options are priced on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years, the first 25% vests after one year from the initial grant date and the remainder vests in equal quarterly installments, straight-line over years two, three and four. Any options that vest must be exercised by the tenth anniversary of the initial grant date.

The fair value of each option issued was estimated at the date of grant using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
Assumptions	2019	2018
Expected volatility	75%	75%
Expected terms (in years)	10 years	10 years
Risk free interest rate	2.80% - 2.87%	2.77% - 2.99%
Expected dividends	0%	0%

Restricted share units

The following table summarizes the RSUs activity for the three months ended March 31, 2019:

	RSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2018	412,321	$16.49
Granted	145,004	$33.62
Vested	(165,017)	$12.41
Forfeited	(13,833)	$12.25
Non-vested at March 31, 2019	378,475	$24.99

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$4.9

RSUs vest over one to three years. RSUs granted in March 2017 to the Company’s Chief Executive Officer will vest equally over two years from the date of grant and RSUs granted to non-executive directors will vest one year from the date of grant.

Performance share units

The following table summarizes the PSUs activity for the three months ended March 31, 2019:

	PSU
		Weighted average
		grant-date fair
	Number of shares	value
Non-vested at December 31, 2018	377,169	$16.73
Granted	132,362	$31.71
Vested	(23,064)	$5.76
Non-vested at March 31, 2019	486,467	$17.80
PSUs awarded but not yet earned	96,389	$59.65
Total non-vested and discretionary PSUs	582,856	$24.72

Total weighted average grant date fair value of PSUs awarded during the period (in $ millions)		$9.9

In January 2019, the Company awarded PSUs to its executives and other members of senior management. These PSUs are earned based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2019.

Employee Share Purchase Plan (“ESPP”)

In June 2018 the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the three months ended March 31, 2019 3,126 shares were issued. As of March 31, 2019, a total of 144,283 shares remains available for issuance under the ESPP plan.

9          Income taxes

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

10          Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

The potentially dilutive ordinary shares are summarized below:

	March 31,
	2019	2018
	(ordinary shares)
BMS warrants	8,830,000	6,950,000
Stock options under 2014 Plans	2,969,444	2,876,475
Non-vested RSUs and earned PSUs	864,942	1,104,771
Stock options under 2012 Plan	14,000	63,818
Warrants (exercised February 1, 2019)	—	37,175
Employee share purchase plan	471	—
Total potential dilutive ordinary shares	12,678,857	11,032,239

11          Subsequent event

None.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors”, and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission ( the “SEC”), on February 28, 2019. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies that have been developed both internally and through partnerships, such as our collaboration with Bristol Myers-Squibb. We have established clinical proof-of-concept in our lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Hemophilia B program (AMT-061)

AMT-061, our lead gene therapy candidate that includes an AAV5 vector incorporating the Factor IX-Padua variant, is currently enrolling a pivotal study in patients with severe and moderately-severe hemophilia B. AMT-061 has been granted Breakthrough Therapy Designation by the United States Food and Drug Administration (“FDA”) and access to the PRIME initiative by the European Medicines Agency (“EMA”).

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

Huntington program (AMT-130)

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV vector carrying a microRNA (“miRNA”) specifically designed to silence the huntingtin gene. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA. On April 8, 2019, we announced that the FDA granted fast track designation for AMT-130.

In February 2019 we presented new preclinical data at the 14th Annual CHDI Huntington’s disease Therapeutics Conference that illustrate the therapeutic potential of AMT-130 in restoring function of damaged brain cells in Huntington’s disease and providing a safe and sustained reduction of mutant huntingtin protein.

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

BMS collaboration

We entered into a collaboration and license agreement with BMS in May 2015. The initial four-year research term under the collaboration terminates on May 21, 2019. We have been supporting BMS in the discovery, non‑clinical, analytical and process development efforts of Collaboration Targets. For any Collaboration Targets that are advanced, we will be responsible for manufacturing of clinical and commercial supplies using our vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS has been reimbursing us for all our research and development costs in support of the collaboration during the research term. BMS will lead the development, regulatory and commercial activities for all four currently active Collaboration Targets as well as additional Collaboration Targets that may be advanced.

In February 2019, BMS requested a one-year extension of the research term.  In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we do not intend to agree to an extension of the research term.  Accordingly, we are currently in discussions with BMS  potentially to amend the collaboration and license agreement and other related agreements following the expiration of the research term.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2019	2018
	(in thousands)
Total revenues	$1,136	$3,478
Research and development expenses	(20,537)	(17,058)
Selling, general and administrative expenses	(8,067)	(6,301)
Net loss	(27,772)	(18,789)

As of March  31, 2019, and December 31, 2018, we had cash and cash equivalents of $208.8 million and $234.9 million, respectively. We had a net loss of $27.8 million in the three months ended March  31, 2019, compared to $18.8 million for the same period in 2018. As of March  31, 2019, and December 31, 2018, we had accumulated deficits of $563.3 million and $535.5 million, respectively. We anticipate that our loss from operations will increase in the future as we:

•	Advance our AMT-061 pivotal trial;
•	Initiate clinical studies for AMT-130 for our proprietary Huntington’s disease gene therapy program;
•	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
•	Continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
•	Seek marketing approval for any product candidates that successfully complete clinical trials;

•	Acquire or in-license rights to new therapeutic targets or product candidates;
•	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
•	Build-out our clinical, medical and regulatory capabilities in the U.S.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to recognition of License revenue in accordance with ASC 606, BMS warrants and share-based payments. We base our assumptions, judgements and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. With the exception of ASC 842 Leases, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019, during the three months ended March  31, 2019.

We believe that the assumptions, judgments and estimates involved in the recognition of License revenue in accordance with ASC 606, BMS warrants and share-based payments to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Adoption of ASC 842 Leases on January 1, 2019

On January 1, 2019, we adopted ASC 842 Leases. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of the fiscal year, January 1, 2019, to operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840.  We elected to utilize the package of practical expedients available for expired or existing contracts which allowed us to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. We performed an assessment and identified the lease facilities as material leases to be accounted for under ASC 842 as of January 1, 2019. The impact of implementing ASC 842 is summarized below:

-

Recognized a $19.0 million operating right-of-use asset and a $28.1 million operating lease liability in relation to the facilities leased at the Amsterdam and Lexington sites in the consolidated balance sheet as of January 1, 2019;

-

Presented deferred rent of $9.1 million as of December 31, 2018, as a reduction of the right-of-use asset as from January 1, 2019 onwards in the consolidated balance sheet and as a change within operating cash flows within accrued expense, other liabilities and operating leases;

We measured the lease liability at the present value of the future lease payments as of January 1, 2019. We used an incremental borrowing rate to discount the lease payments. We derived the discount rate, adjusted for differences in the term and payment patterns, from our Hercules loan which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018. We valued the right-of-use asset at the amount of the lease liability reduced by the remaining December 31, 2018 balance of lease incentives received. We subsequently measure the lease liability at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification we will continue to utilize the January 1, 2019, incremental borrowing rate.

We will continue to recognize lease cost on a straight-line basis and will continue to present these costs as operating expenses within our Consolidated statements of operations and comprehensive loss. We will continue to present lease payments within cash flows from operations within our Consolidated statements of cash flows.

Revenues

We recognize Collaboration Revenues associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under our collaboration agreement during the research term.

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

•	Costs incurred to conduct consistency and comparability studies;
•	Costs incurred for the start-up and validation of our Lexington facility;
•	Costs incurred for the development and improvement of our manufacturing processes and methods;
•	Costs associated with our research activities for our next-generation vector and promoter platform;
•	Changes in the fair value of the contingent consideration related to our acquisition of InoCard (up to September 30, 2018) as well as the impairment of in process research and development acquired;
•	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	Amortization of intangible assets.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

•

AMT-061 (hemophilia B). We have incurred costs related to the research, development and production of AMT-061 for the treatment of hemophilia B. In June 2018, we initiated a pivotal study of AMT-061 and in August 2018, we started treating patients in our Phase IIb dose-confirmation study.

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

Other items, net

Our other income consists of payments to subsidize our research and development efforts as well as income from the sublicensing of our Amsterdam facility.

Our other expense consists of expenses we incur in relation to our sublicensing income.

Results of Operations

Comparison of the three months ended March  31, 2019, and 2018

The following table presents a comparison of the three months ended March  31, 2019 and 2018.

	Three months ended March 31,
	2019	2018	2019 vs 2018
	(in thousands)
Total revenues	$1,136	$3,478	$(2,342)
Operating expenses:
Research and development expenses	(20,537)	(17,058)	(3,479)
Selling, general and administrative expenses	(8,067)	(6,301)	(1,766)
Total operating expenses	(28,604)	(23,359)	(5,245)
Other income	313	615	(302)
Other expense	(349)	(333)	(16)
Loss from operations	(27,504)	(19,599)	(7,905)
Other non-operating items, net	(268)	718	(986)
Loss before income tax benefit	(27,772)	(18,881)	(8,891)
Income tax benefit	—	92	(92)
Net loss	$(27,772)	$(18,789)	$(8,983)

Revenue

Our revenue for the three months ended March  31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018	2019 vs 2018
	(in thousands)
License Revenue	$557	$2,451	$(1,894)
Collaboration Revenue	579	1,027	(448)
Total revenues	$1,136	$3,478	$(2,342)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $0.6 million of BMS License Revenue in the three months ended March  31, 2019,  compared to $2.5 million for the same period in 2018. The decrease in License Revenue is a result of the increase of activities expected to be performed.

We recognized $0.6 million Collaboration Revenue from BMS in the three months ended March  31, 2019, compared to $1.0 million for the same period in 2018.

Research and development expenses

Research and development expenses for the three months ended March  31, 2019 were $20.5 million, compared to $17.1 million for the same period in 2018.

•

We incurred $8.9 million in personnel and consulting expenses in the three months ended March 31, 2019, compared to $7.8 million for the same period in 2018. Our costs during the three months ended March 31, 2019 increased by $1.1 million as a result of the recruitment of personnel to support the preclinical and clinical  development of our product candidates;

•	We incurred $2.0 million in share-based compensation expenses in the three months ended March 31, 2019, compared to $0.8 million for the same period in 2018;
•

We incurred $5.9 million in external services and costs related to the development of our product candidates in the three months ended March 31, 2019, compared to $5.1 million in the same period in 2018. The increase was a result of costs we incurred to conduct our ongoing dose-confirmation and pivotal studies for AMT-061; and

•	We incurred $3.3 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended March 31, 2019, compared to $3.0 million in the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2019, were $8.1 million compared to $6.3 million for the same period in 2018.

•	We incurred $2.7 million in personnel and consulting expenses in the three months ended March 31, 2019, compared to $2.2 million in the same period in 2018;
•

We incurred $2.3 million of share‑based compensation expenses in the three months ended March 30, 2019, compared to $1.7 million in the same period in 2018. The increase was driven by the appreciation of our share price; and

•	We incurred $1.6 million in professional fees in the three months ended March 31, 2019, compared to $1.2 million in the same period in 2018.

Other items, net

We recognized $0.0 million of income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended March  31, 2019, compared to $0.3 million for the same period in 2018.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense). Following the exercise of the warrants by Hercules in February 2019 we no longer recognize changes in the fair value of these warrants within other non-operating income / (expense).

Our other non-operating items, net, for the three months ended March  31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018	2019 vs 2018
	(in thousands)
Interest income	$442	$253	$189
Interest expense - Hercules long-term debt	(957)	(416)	(541)
Foreign currency gains, net	2,274	178	2,096
Other non-operating (loss) / income	(2,027)	703	(2,730)
Total other non-operating (expense) / income, net	$(268)	$718	$(986)

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $2.3 million during the three months ended March  31, 2019, compared to a net gain of $0.2 million during the same period in 2018.

In the three months ended March  31, 2019, we recognized a loss of $2.0 million related to changes of fair value of warrants compared to a gain of $0.7 million for the same period in 2018.

Financial Position, Liquidity and Capital Resources

As of March  31, 2019, we had cash, cash equivalents and restricted cash of $211.7 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2021. The table below summarizes our consolidated cash flow data for the three months ended March  31, 2019, and 2018.

	Three months ended March 31,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$237,342	$161,851
Net cash used in operating activities	(26,438)	(21,440)
Net cash used in investing activities	(1,230)	(648)
Net cash generated from financing activities	2,678	1,562
Foreign exchange impact	(635)	1,997
Cash, cash equivalents and restricted cash at the end of period	$211,717	$143,322

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $27.8 million during the three months ended March  31, 2019, compared to a loss of $18.8 million during the same period in 2018. As of March  31, 2019, we had an accumulated deficit of $563.3 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through March  31, 2019, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

We expect to continue to incur losses and to generate negative cash flows. We have no firm sources of additional funding. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements.

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

Net Cash used in operating activities

Net cash used in operating activities was $26.4 million for the three months ended March 31, 2019, an increase of $5.0 million compared to the $21.4 million of cash used in the same period in 2018.

The increase in net cash used in operating activities is primarily due to changes in net working capital and operating expenses. In the three months period ended March 31, 2019, we had a $3.5 million increase in operating expenses and a $1.1 million change in our net working capital primarily related to an increase in prepaid expenses.

Net cash used in investing activities

In the three months ended March  31, 2019, we used $1.2 million in our investing activities compared to $0.6 million for the same period in 2018.

	Three months ended March 31,
	2019	2018
	(in thousands)
Build out of Lexington site	$(103)	$(432)
Build out of Amsterdam site	(131)	(216)
Acquisition of licenses and patents	(996)	—
Total investments	$(1,230)	$(648)

Net cash generated from financing activities

During the three months ended March  31, 2019, we received $2.2 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $1.6 million in the same period 2018.

Funding requirements

We believe our cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into early 2021. Our future capital requirements will depend on many factors, including but not limited to:

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

•	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2021 and will run through June 2023;
•	the extent to which we acquire or in-license other businesses, products, product candidates or technologies; and
•	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of March  31, 2019, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total
	(in thousands)
Debt obligations (including $12.4 million interest payments)	$3,149	$7,250	$37,025	$—	$47,424
Operating lease obligations	4,996	5,314	16,521	38,933	65,764
Total	$8,145	$12,564	$53,546	$38,933	$113,188

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

Off-Balance Sheet Arrangements

As of March  31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the three months ended March  31, 2019, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on such evaluation, our CEO has concluded that as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, we implemented appropriate changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to support the adoption of ASU No. 2016-02, "Leases (Topic 842),” as of January 1, 2019 including the preparation of additional lease disclosures.

Part II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

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

•	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
•	difficulty or delays in patient recruiting into clinical trials;
•	delays or deviations in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients’ complete participation in a study or return for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a study;
•	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
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

Because of the nature of the gene therapies we are developing, regulators may also require us to demonstrate long-term gene expression, clinical efficacy and safety, which may require additional or longer clinical trials, and which may not be able to be demonstrated to the regulatory authorities’ standards.

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

We may seek fast track, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A RMAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, similar to the FDA’s Breakthrough Therapy Designation, to enhance support for the development of medicines that target an unmet medical need.

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

As of March 31, 2019, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including AGTC, Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Audentes Therapeutics, AVROBIO, Axovant Sciences, Bayer, BioMarin, bluebird bio, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Lysogene, Megenics, Milo Therapeutics, Nightstar, Novartis, Pfizer, REGENXBIO, Renova Therapeutics, Rocket, Pharmaceuticals, Sangamo BioSciences, Sanofi, Selecta Biosciences, Sarepta, Shire, Solid Biosciences, Spark Therapeutics, Takara, Ultragenyx, Vivet Therapeutics, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi, gene editing and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna, Ionis, LogicBio, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sangamo, Sanofi, Shire, Sobi, Wave Biosciences, and numerous other pharmaceutical and biotechnology firms.

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

We rely, in part, upon a combination of forms of intellectual property, including in-licensed and owned patents to protect our intellectual property. Our success depends in a large part on our ability to obtain and maintain this protection in the European Union, the United States and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

We had a net loss of $27.8 million in the three months ended March 31, 2019, $83.3 million in the full year 2018 and $79.3 million in 2017. As of March 31, 2019, we had an accumulated deficit of $563.3 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. A significant portion of potential consideration under our agreement with BMS is contingent on achieving research, development, regulatory and sales milestones. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of March 31, 2019, we had $35.0 million of outstanding principal of borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from January 2021 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through April 25, 2019, the sale price of our ordinary shares ranged from a high of $69.60 to a low of $4.72. The closing price on April 25, 2019, was $56.45 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 44.5% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at April 15, 2019. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Political instability in the United States and surrounding Brexit has the potential to disrupt global economic conditions and supply changes.  While we do not believe that our operations will be directly adversely affected materially by Brexit, we may not be able to anticipate the effects Brexit will have on our suppliers and collaborator. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

EXHIBIT INDEX

3.1         Amended Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2018 (file no. 0001-36294) filed with the Securities and Exchange Commission).

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended March  31, 2019, filed with the Securities and Exchange Commission on April 29, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*            Filed herewith.

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

Dated April 29, 2019