Form 10-Q
period 2019-06-30
uniQure N.V.
filed 2019-07-29
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧ No ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ⌧ No ◻.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	QURE	The Nasdaq Global Select Market

As of July 25, 2019, the registrant had 37,850,898 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and in our Annual Report on Form 10-K for the year ended December 31, 2018, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.        Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$184,095	$234,898
Accounts receivable and accrued income from related party	355	233
Prepaid expenses	3,511	1,116
Other current assets	580	329
Total current assets	188,541	236,576
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $25.8 million as of June 30, 2019, and $22.9 million as of December 31, 2018, respectively.	28,057	29,179
Operating lease right-of-use assets	27,173	—
Intangible assets, net	5,864	5,201
Goodwill	503	506
Restricted cash	2,940	2,444
Total non-current assets	64,537	37,330
Total assets	$253,078	$273,906
Current liabilities
Accounts payable	$4,523	$3,792
Accrued expenses and other current liabilities	7,366	8,232
Current portion of operating lease liabilities	4,256	—
Current portion of deferred rent	—	311
Current portion of deferred revenue	7,223	7,634
Total current liabilities	23,368	19,969
Non-current liabilities
Long-term debt	35,784	35,471
Operating lease liabilities, net of current portion	31,870	—
Deferred rent, net of current portion (see note 2.5)	—	8,761
Deferred revenue, net of current portion	26,354	28,861
Derivative financial instruments related party	3,251	803
Other non-current liabilities	395	435
Total non-current liabilities	97,654	74,331
Total liabilities	121,022	94,300
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at June 30, 2019 and December 31, 2018 and 37,839,833 and 37,351,653 ordinary shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	2,327	2,299
Additional paid-in-capital	732,924	720,072
Accumulated other comprehensive loss	(8,518)	(7,259)
Accumulated deficit	(594,677)	(535,506)
Total shareholders' equity	132,056	179,606
Total liabilities and shareholders' equity	$253,078	$273,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues from related party	2,108	2,123	2,665	4,574
Collaboration revenues from related party	366	927	945	1,954
Total revenues	2,474	3,050	3,610	6,528
Operating expenses:
Research and development expenses	(24,154)	(18,493)	(44,691)	(35,551)
Selling, general and administrative expenses	(7,870)	(5,896)	(15,937)	(12,197)
Total operating expenses	(32,024)	(24,389)	(60,628)	(47,748)
Other income	566	565	879	1,180
Other expense	(347)	(429)	(696)	(762)
Loss from operations	(29,331)	(21,203)	(56,835)	(40,802)
Interest income	728	583	1,170	836
Interest expense	(937)	(565)	(1,894)	(981)
Foreign currency (losses) / gains, net	(1,252)	2,255	1,022	2,433
Other non-operating loss, net	(607)	(1,301)	(2,634)	(598)
Loss before income tax expense	(31,399)	(20,231)	(59,171)	(39,112)
Income tax expense	—	(361)	—	(269)
Net loss	$(31,399)	$(20,592)	$(59,171)	$(39,381)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of nil and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and nil and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.	1,209	(3,376)	(1,259)	(2,692)
Total comprehensive loss	$(30,190)	$(23,968)	$(60,430)	$(42,073)

Basic and diluted net loss per ordinary share	$(0.83)	(0.57)	$(1.57)	$(1.16)
Weighted average shares used in computing basic and diluted net loss per ordinary share	37,824,928	36,205,061	37,750,961	33,970,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JUNE 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at March 31, 2018	31,771,816	$1,971	$570,595	$(1,312)	$(470,991)	$100,263
Loss for the period	—	—	—	—	(20,592)	(20,592)
Other comprehensive loss	—	—	—	(3,376)	—	(3,376)
Follow-on public offering	5,175,000	309	138,182	—	—	138,491
Exercise of share options	121,592	5	1,420	—	—	1,425
Restricted and performance share units distributed during the period	58,333	3	(3)	—	—	—
Share-based compensation expense	—	—	2,205	—	—	2,205
Balance at June 30, 2018	37,126,741	$2,288	$712,399	$(4,688)	$(491,583)	$218,416

Balance at March 31, 2019	37,763,842	$2,322	$727,795	$(9,727)	$(563,278)	$157,112
Loss for the period	—	—	—	—	(31,399)	(31,399)
Other comprehensive loss	—	—	—	1,209	—	1,209
Exercise of share options	52,847	4	454	—	—	458
Restricted and performance share units distributed during the period	21,400	1	(1)	—	—	—
Share-based compensation expense	—	—	4,592	—	—	4,592
Issuance of ordinary shares relating to employee stock purchase plan	1,744	—	84	—	—	84
Balance at June 30, 2019	37,839,833	$2,327	$732,924	$(8,518)	$(594,677)	$132,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(39,381)	(39,381)
Other comprehensive loss	—	—	—	(2,690)	—	(2,690)
Follow-on public offering	5,175,000	309	138,182	—		138,491
Exercise of share options	267,753	12	2,975	—	—	2,987
Restricted and performance share units distributed during the period	344,948	20	(20)	—	—	—
Share-based compensation expense	—	—	4,732	—	—	4,732
Balance at June 30, 2018	37,126,741	$2,288	$712,399	$(4,688)	$(491,583)	$218,416

Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(59,171)	(59,171)
Other comprehensive loss	—	—	—	(1,259)	—	(1,259)
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	236,654	14	2,542	—	—	2,556
Restricted and performance share units distributed during the period	209,481	12	(12)	—	—	—
Share-based compensation expense	—	—	8,886	—	—	8,886
Issuance of ordinary shares relating to employee stock purchase plan	4,870	—	165	—	—	165
Balance at June 30, 2019	37,839,833	$2,327	$732,924	$(8,518)	$(594,677)	$132,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(59,171)	$(39,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,217	3,211
Share-based compensation expense	8,886	4,732
Change in fair value of derivative financial instruments and contingent consideration	2,634	517
Unrealized foreign exchange gains	(386)	(3,417)
Change in deferred taxes	-	269
Change in lease incentives	-	(52)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(2,779)	(202)
Accounts payable	283	717
Accrued expenses, other liabilities and operating leases	(658)	208
Deferred revenue	(2,683)	(4,579)
Net cash used in operating activities	(50,657)	(37,977)
Cash flows from investing activities
Purchases of intangible assets	(996)	(1,445)
Purchases of property, plant and equipment	(1,432)	(1,197)
Net cash used in investing activities	(2,428)	(2,642)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	2,721	2,987
Proceeds from public offering of shares, net of issuance costs	-	138,491
Proceeds from exercise of warrants	500	-
Net cash generated from financing activities	3,221	141,478
Currency effect cash, cash equivalents and restricted cash	(443)	(1,071)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(50,307)	99,787
Cash, cash equivalents and restricted cash at beginning of period	237,342	161,851
Cash, cash equivalents and restricted cash at the end of period	$187,035	$261,638
Cash and cash equivalents	$184,095	$259,180
Restricted cash related to leasehold and other deposits	$2,940	$2,458
Total cash, cash equivalents and restricted cash	$187,035	$261,638
Supplemental cash flow disclosures:
Cash paid for interest	$(1,544)	$(851)
Non-cash increases / (decreases) in accounts payables related to purchase of intangible assets and property, plant and equipment	$473	$316

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2019, other than the adoption of accounting pronouncements discussed below.

2.5Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

ASC 842 – Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Target Improvements” (ASU 2018-11), which address implementation issues related to the new lease standard. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the new standard, lessees are required to recognize the right-of-use assets and lease liabilities that arise from operating leases on the consolidated balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, to operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The Company performed an assessment and identified the lease facilities as material leases to be accounted for under ASC 842 as of January 1, 2019. The Company elected to implement ASC 842 by applying the modified retrospective approach, which allows the Company to restrict the application of the new guidance to operating leases as of January 1, 2019. The impact of implementing ASC 842 is summarized below:

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

The financial results for the three and six months ended June 30, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Refer to note 5, “Right-of-use asset and lease liabilities” for further information.

In March 2019, the FASB issued ASU 2019-01, “Codification Improvements” to Leases (Topic 842). This pronouncement did not have a material impact on the Company.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could be expected to materially impact the Company’s unaudited condensed consolidated financial statements.

3            Collaboration arrangements and concentration of credit risk

BMS collaboration

In May 2015, the Company entered into a collaboration and license agreement (the “BMS CLA”) and various related agreements with Bristol-Myers Squibb (“BMS”) that provide BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). During the initial research term of the agreement, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimbursed the Company for all its research and development costs in support of the collaboration during the research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The agreement provides that the companies may collaborate on up to ten Collaboration Targets in total. The Company has agreed to certain restrictions on its ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs.

BMS initially designated four Collaboration Targets, including S100A1 for congestive heart failure (“AMT-126”). In October 2018, the Company and BMS completed a heart function proof-of-concept study of AMT-126 in a pre-clinical, diseased animal model. The study demonstrated deoxyribonucleic acid delivery and expression of S100A1 in the myocardium, thereby validating the Company’s vector delivery platform in the animal model. The data did not show a benefit on heart function at six months and, consequently, the Joint Steering Committee for the collaboration decided to discontinue work on S100A1. In April 2019, BMS designated a new cardiovascular Collaboration Target to replace S100A1. BMS has not designated or reserved any additional Collaboration Targets as of June 30, 2019.

The initial four-year research term under the collaboration terminated on May 21, 2019. In February 2019, BMS requested a one-year extension of the research term.  In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term.

Accordingly, the Company is currently in discussions with BMS potentially to amend the BMS CLAs. It is currently uncertain whether an amendment to the BMS CLA will be agreed and, if agreed, what the specific terms of any such amendment may be. As a consequence, the Company has not taken into account the impact of such amendment, if any, on the timing of recognition of the prepaid License Revenue. The Company will account for potential changes in the timing of recognition of the prepaid License Revenue if and when the agreements have been amended.

The Company evaluated the BMS CLA and determined that its performance obligations are as follows:

(i)	Providing access to its technology and know-how in the field of gene therapy as well as actively contributing to the selection of Collaboration Targets, the collaboration as a whole, the development during the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”);

(ii)	Providing pre-clinical Collaboration Target specific, non-clinical, analytical and process development services during the initial research term, which ended on May 21, 2019 (“Collaboration Revenue”); and
(iii)	Providing clinical and commercial manufacturing services for Collaboration Targets (“Manufacturing Revenue”). To date the Company has not generated any Manufacturing Revenue.

Amounts owed by BMS in relation to Collaboration Revenue are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Bristol Myers Squibb	$355	$233
Total	$355	$233

License Revenue

The Company recognized $2.1 million and $2.7 million of License Revenue for the three and six months ended June 30, 2019, respectively, compared to $2.1 million and $4.6 million during the same periods in 2018 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Target in August 2015.

The Company would be entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth to tenth Collaboration Targets. The Company would also be eligible to receive research, development and regulatory milestone payments of up to $254.0 million for a lead Collaboration Target and up to $217.0 million for each of the other selected Collaboration Targets, if defined milestones are achieved. The Company would include the variable consideration related to the selection of the fifth to tenth Collaboration Targets, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. The Company would recognize significant amounts of License Revenue for services performed in prior periods if and when the Company considers this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not currently consider this probable.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of Collaboration Targets that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional Collaboration Targets being designated by 10% then the revenue for the six months ended June 30, 2019 would have decreased by approximately $1.9 million, as the Company would be required to render more services in relation to the consideration received.

4             Fair value measurement

The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. U.S. GAAP requires disclosure of methodologies used in determining the reported fair values, and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
●	Level 2 - Valuations based on quoted prices for similar assets or liabilities in markets that are not active or models for which the inputs are observable, either directly or indirectly.
●	Level 3 - Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and are unobservable.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in consolidated balance sheets
	(in thousands)
At December 31, 2018
Assets:
Cash, cash equivalents and restricted cash	$237,342	$—	$—	$237,342	Cash and cash equivalents; restricted cash
Total assets	$237,342	$—	$—	$237,342
Liabilities:
Derivative financial instruments - debt	$—	$—	$572	$572	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	803	803
Total liabilities	$—	$—	$1,375	$1,375
At June 30, 2019
Assets:
Cash, cash equivalents and restricted cash	$187,035	$—	$—	$187,035	Cash and cash equivalents; restricted cash
Total assets	$187,035	$—	$—	$187,035
Liabilities:
Derivative financial instruments - related party	—	—	3,251	3,251
Total liabilities	$—	$—	$3,251	$3,251

Changes in Level 3 items during the six months ended June 30, 2019, are as follows

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2018	$1,375
Losses recognized in profit or loss	2,634
Exercise of warrants	(770)
Currency translation effects	12
Balance at June 30, 2019	$3,251

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with Bristol-Meyers Squibb Company and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility. The Hercules warrants were exercised as of February 1, 2019. The Company issued 37,175 ordinary shares at $34.25 following the exercise of all Hercules warrants and receipt of $0.5 million from Hercules.

The fair value of the BMS derivative financial instruments (“BMS warrants”) as of June 30, 2019, was $3.3 million compared to a fair value of both the BMS and Hercules derivative financial instruments of $1.4 million as of December 31, 2018. Changes in the fair value of the BMS warrants are primarily impacted by changes in the Company’s share price, whereby an increase in share price generally results in an increase of the fair value. These BMS warrants are described in more detail below.

BMS warrants

Pursuant to the BMS CLA, the Company granted BMS two warrants:

●	A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designates the sixth new target (the seventh Collaboration Target).
●	A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which uniQure receives from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designates the ninth new target (the tenth Collaboration Target).

Pursuant to the terms of the BMS CLA, the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $49.93 as of June 30, 2019) and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

As of June 30, 2019, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable. The Company had estimated the exercise of warrants to occur within two and four years after the balance sheet date.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market value of the warrants by increasing the volatility by 10% to 82.5%. A further sensitivity analysis was performed assuming the warrants would be exercised a year later than currently estimated. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of June 30, 2019.

Total warrants
(in thousands)
Base case	$3,251
Increase volatility by 10% to 82.5%	687
Extend exercise dates by one year	(38)

5          Right-of-use asset and lease liabilities

The Company adopted ASU 2016-02 “Leases (Topic 842)” as well as ASU 2018-10 and ASU 2018-11, which both relate to improvements to ASC 842. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. The standard requires the balance sheet recognition for leases. Prior year interim periods were not recast under the new standard and therefore, those amounts are not presented below. The Company elected to utilize practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs.

The Company leases various office space and laboratory space under the following operating lease agreements:

Lexington, Massachusetts / United States

In July 2013, the Company entered into a lease for a facility in Lexington, Massachusetts, United States. The term of the lease commenced in November 2013, was set for 10 years starting from the 2014 rent commencement date and is non-cancellable. Originally, the lease for this facility had a termination date of 2024. In November 2018, the term was expanded by five years to June 2029. The lease continues to be renewable for two subsequent five-year terms. Additionally, the lease was expanded to include an additional 30,655 square feet within the same facility and for the same term. The lease of the expansion space commenced on June 1, 2019.

The contractually fixed annual increases of lease payments through 2029 for both the extension and expansion lease have been included in the lease payments.

Amsterdam / The Netherlands

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands, and amended this agreement in June 2016. The lease for this facility terminates in February 2032, with an option to extend in increments of five-year periods. The lease contract includes variable lease payments related to annual increases in payments based on a consumer price index.

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The fixed lease payments to be received during the remaining term amount to $9.1 million (EUR 8.0 million) as of June 30, 2019.

Operating lease liabilities

As no implicit rate in relation to the three above facility leases was readily available, the Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rates, adjusted for differences in the term and payment patterns, from the Company’s loan from Hercules Capital, which was refinanced in December 2018.

The components of lease cost were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating lease cost	$1,022	$1,919
Variable lease cost	101	182
Sublease income	(264)	(532)
Total lease cost	$859	$1,569

The rent expense for the three and six months ended June 30, 2018 was $0.7 million and $1.4 million, respectively.

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheet.

June 30, 2019
(in thousands)
Assets
Operating lease right-of-use assets	$27,173
Liabilities
Current
Current operating lease liabilities, net of $1.5 million landlord incentive payments expected to be collected within 12 months	4,256
Non-current
Non-current operating lease liabilities	31,870
Total lease liabilities	$36,126

Other information

The weighted-average remaining lease term as of June 30, 2019 is 10.9 years and the weighted-average discount rate as of this date is 11.35%.

The table below presents supplemental cash flow and non-cash information related to leases.

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$603	$2,016

Right-of-use asset obtained in exchange for lease obligation
Operating lease 1)	$8,634	$8,634

(1) The Company capitalized $19.0 million of operating right-of-use assets upon adoption of the new lease standard on January 1, 2019 that are not included in the movement for the six months ended June 30, 2019.)

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of June 30, 2019, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of June 30, 2019.

	Lexington	Amsterdam1)	Total
	(in thousands)
2019 (six months remaining)	$1,650	$1,438	$3,088
2020	3,360	1,918	5,278
2021	3,455	1,918	5,373
2022	3,552	1,918	5,470
2023	3,650	1,918	5,568
Thereafter	24,892	15,343	40,235
Total lease payments	$40,559	$24,453	$65,012

Less: amount of lease payments representing interest payments	(17,728)	(11,158)	(28,886)
Present value of lease payments	22,831	13,295	36,126
Less: current operating lease liabilities	(1,859)	(2,397)	(4,256)
Non-current operating lease liabilities	$20,972	$10,898	$31,870

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of June 30, 2019, of $1.13709 / €1.00)

As of December 31, 2018, aggregate minimum lease payments under the historical accounting standard ASC 840 for the calendar years were as follows:

	Lexington	Amsterdam1)	Total
	(in thousands)
2019	$2,707	$1,963	$4,670
2020	3,360	1,970	5,330
2021	3,455	1,970	5,425
2022	3,552	1,970	5,522
2023	3,650	1,970	5,620
Thereafter	24,892	16,085	40,977
Total minimum lease payments	$41,616	$25,926	$67,544

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2018, of $1.14449 / €1.00)

6             Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accruals for services provided by vendors-not yet billed	$2,933	$1,999
Personnel related accruals and liabilities	4,433	5,688
Derivative financial liability warrants	—	545
Total	$7,366	$8,232

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

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35 million outstanding as of signing and owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $36.0 million as June 30, 2019, compared to $35.7 million as of December 31, 2018, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan in the three months ended June 30, 2019, was $0.5 million and the foreign currency loss in the six months ended June 30, 2019, was $0.2 million, compared to a foreign currency loss of $1.1 million and $0.6 million during the same periods in 2018.

Interest expense associated with the 2018 Amended Facility during the three and six months ended June 30, 2019 was $0.9 million and $1.9 million, respectively, compared to $0.5 million and $0.9 million associated with the 2016 Amended Facility during the same periods in 2018.

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of the outstanding 65% balance of principal due or 100% of worldwide cash reserves. This restriction on the cash reserves only relates to the location of the cash reserves, and such cash reserves can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2019, the Company was in compliance with all covenants and provisions.

8             Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2018, the Company’s shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 3,000,000 to a total of 8,601,471. The Company previously had a 2012 Equity Incentive Plan (“2012 Plan”). As of June 30, 2019, 14,000 fully vested share options are outstanding (December 31, 2018: 32,567) under the 2012 Plan.

a)	2014 Plan

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plan was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$2,119	$993	$4,099	$1,799
Selling, general and administrative	2,457	1,212	4,755	2,933
Total	$4,576	$2,205	$8,854	$4,732

Share-based compensation expense for the six months ended June 30, 2019 increased by $4.1 million when compared to six months ended June 30, 2018 as a result of the appreciation of the share price and increase in number of grants. Share-based compensation expense for the three months ended June 30, 2019 increased by $2.4 million when compared to three months ended June 30, 2018 as a result of the appreciation of the share price.

Share-based compensation expense recognized by award type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Award type
Share options	$2,004	$1,096	$4,080	$2,155
Restricted share units (“RSUs”)	995	540	1,925	1,286
Performance share units (“PSUs”)	1,577	569	2,849	1,291
Total	$4,576	$2,205	$8,854	$4,732

As of June 30, 2019, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
Award type	(in thousands)	(in years)
Share options	$21,695	3.08
Restricted share units	6,955	2.10
Performance share units	9,867	2.12
Total	$38,517	2.66

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued ordinary shares.

Share options

The following table summarizes option activity for the six months ended June 30, 2019:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2018	2,673,712	$15.09
Granted	530,276	$36.05
Forfeited	(41,602)	$11.88
Expired	(543)	$12.26
Exercised	(218,087)	$11.45
Outstanding at June 30, 2019	2,943,756	$19.16

Fully vested and exercisable at June 30, 2019	1,264,254	$12.37
Outstanding and expected to vest at June 30, 2019	1,679,502	$24.27

Total weighted average grant date fair value of options issued during the period (in $ millions)		$11.2
Proceeds from option sales during the period (in $ millions)		$2.5

Share options are priced on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years, the first 25% vests after one year from the grant date and the remainder vests in equal quarterly installments, over years two, three and four. Any options that vest must be exercised by the tenth anniversary of the grant date.

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2019	2018	2019	2018
Expected volatility	75%	75%	75%	75%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	2.17% - 2.63%	2.99% - 3.07%	2.17% - 2.87%	2.77% - 3.07%
Expected dividend yield	0%	0%	0%	0%

Restricted share units

The following table summarizes the RSUs activity for the six months ended June 30, 2019:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2018	412,321	$16.49
Granted	145,004	$33.62
Vested	(186,417)	$12.78
Forfeited	(14,516)	$12.90
Non-vested at June 30, 2019	356,392	$25.55

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$4.9

RSUs vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance share units

The following table summarizes the PSUs activity for the six months ended June 30, 2019:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2018	377,169	$16.73
Granted	132,362	$31.71
Vested	(23,064)	$5.76
Non-vested at June 30, 2019	486,467	$17.80
PSUs awarded but not yet earned	96,389	$78.15
Total non-vested and discretionary PSUs	582,856	$27.78

Total weighted average grant date fair value of PSUs granted and awarded during the period (in $ millions)		$11.7

In January 2019, the Company awarded PSUs to its executives and other members of senior management. These PSUs are earned based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2019.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018 the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the six months ended June 30, 2019 4,870 shares were issued. As of June 30, 2019, a total of 142,539 ordinary shares remains available for issuance under the ESPP plan.

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

The potentially dilutive ordinary shares are summarized below:

	June 30,
	2019	2018
	(ordinary shares)
BMS warrants	8,435,000	7,530,000
Stock options under 2014 Plans	2,943,756	2,694,741
Non-vested RSUs and earned PSUs	842,859	943,853
Stock options under 2012 Plan	14,000	33,467
Warrants (exercised February 1, 2019)	—	37,175
Employee share purchase plan	596	—
Total potential dilutive ordinary shares	12,236,211	11,239,236

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

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies. We have established clinical proof-of-concept in our lead indication, hemophilia B, and achieved preclinical proof-of-concept in Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Hemophilia B program (AMT-061)

AMT-061 is our lead gene therapy candidate, and includes an AAV5 vector incorporating the Factor IX-Padua variant. We are currently enrolling a pivotal study in patients with severe and moderately-severe hemophilia B. AMT-061 has been granted Breakthrough Therapy Designation by the United States Food and Drug Administration (“FDA”) and access to the PRIME initiative by the European Medicines Agency (“EMA”).

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

In February, May and July 2019, we presented updated data from our Phase IIb dose-confirmation study of AMT-061. The Phase IIb study is an open-label, single-dose, single-arm, multi-center trial being conducted in the United States. The objective of the study was to evaluate the safety and tolerability of AMT-061 and confirm the dose based on FIX activity at six weeks after administration.  Three patients with severe hemophilia were enrolled in this study and received a single intravenous infusion of 2x1013 gc/kg.

Data from the Phase IIb study of AMT-061 show that all three patients experienced increasing and sustained FIX levels after a one-time administration of AMT-061. Mean FIX activity was 45% of normal at 36 weeks of follow-up, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. Specifically, the first patient achieved FIX activity of 54% of normal, the second patient achieved FIX activity of 30% of normal, and the third patient achieved FIX activity of 51% of normal. Through 36 weeks of follow-up, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy for bleeds. One patient underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to AMT-061.

In July 2019, we also presented three-and-a-half-year follow-up data related to our first-generation hemophilia B program, AMT-060, which incorporated a wild-type Factor IX gene. All 10 patients enrolled in the Phase I/II study continue to show long-term meaningful clinical impact, including sustained increases in FIX activity and improvements in their disease state as measured by reduced usage of FIX replacement therapy and decreased bleeding frequency. At up to 3.5 years of follow-up, AMT-060 continues to be safe and well-tolerated, with no new serious adverse events and no development of inhibitors since the last reported data.

All five patients in the second dose cohort of 2x1013 gc/kg continue to be free of routine FIX replacement therapy at up to three years after treatment. During the last 12 months of observation, the mean annualized bleeding rate was 0.7 bleeds, representing an 83% reduction compared with the year prior to treatment. During this same period, the usage of FIX replacement therapy declined 96% compared with the year prior to treatment. Steady state mean yearly FIX activity at three years was 7.9%, compared with 7.1% in the first year and 8.4% in the second year.

Huntington’s disease program (AMT-130)

AMT-130 is our gene therapy candidate targeting Huntington’s disease and utilizes an AAV vector carrying a microRNA (“miRNA”) specifically designed to silence the huntingtin gene. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA.

In January 2019, our Initial New Drug (“IND”) application for AMT-130 was cleared by the FDA, thereby enabling us to initiate our planned Phase I/II clinical study. The Phase I/II study is expected to be a randomized, double-arm, blinded, imitation surgery-controlled trial conducted at three surgical sites in the U.S., and at least two non-surgical sites. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses.

Also in January 2019, the U.S. Patent and Trademark Office issued U.S. Patent 10,174,321 and in May 2019 the European Patent Office issued EP 3237618, both with granted claims that cover the RNA constructs specifically designed to target exon1 and the embedding of these Huntington’s disease RNA sequences into the miR451 scaffold, which we exclusively license from Cold Spring Harbor Laboratory (CSHL). The claims also cover certain expression cassettes comprising the RNA constructs and the use of gene therapy vectors including AAV vectors encompassing the described expression cassettes.

In February 2019, we presented new preclinical data at the 14th Annual CHDI Huntington’s disease Therapeutics Conference that illustrate the therapeutic potential of AMT-130 in restoring function of damaged brain cells in Huntington’s disease and providing a safe and sustained reduction of mutant huntingtin protein.

In April 2019, we announced that the FDA granted fast track designation for AMT-130.

Hemophilia A program (AMT-180)

In May 2019, we presented preclinical proof-of-concept data at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting, demonstrating that our gene therapy candidate AMT-180 for hemophilia A induced clinically relevant thrombin activation, and up to 29% of Factor VIII-independent activity, in FVIII-depleted human plasma. The studies further demonstrated that a single intravenous administration of AMT-180 resulted in sustained, dose-dependent hemostatic effect as measured by one-stage clotting assay, and that AMT-180 shows activation kinetics similar to native FIX and is not hyperactive. A pilot study in non-human primates demonstrated that administration of AMT-180 resulted in sufficient FIX protein expression that translates to clinically relevant Factor VIII-independent activity in humans. No elevation of coagulation activation markers or signs of thrombi formation were observed.

Spinocerebellar Ataxia Type 3 (AMT-150)

At the 2019 American Academy of Neurology (AAN) Annual Meeting, we presented preclinical data on AMT-150 for the treatment of Spinocerebellar Ataxia Type 3 (“SCA3”). The data featured at the conference demonstrated mechanistic proof-of-concept of the non-allele-specific ataxin-3 protein-silencing approach by using artificial microRNA candidates engineered to target the ataxin-3 gene in a SCA3 knock-in mouse model. The proof-of-concept study demonstrated that a single AMT-150 injection in the cerebrospinal fluid resulted in strong AAV transduction and significant mutant ataxin-3 lowering at the primary sites of disease neuropathology, the cerebellum (up to 53%) and the brainstem (up to 65%).

Amyotrophic lateral sclerosis (ALS) and frontotemporal dementia (FTD) (AMT-160)

In February 2019, we published results from preclinical studies showing the potential for significant silencing, or knockdown, of the mutated gene most commonly known to lead to onset of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), two devastating neurodegenerative diseases. The proof-of-concept studies utilized the Company’s proprietary, next-generation gene-silencing platform miQURE™.

Fabry program (AMT-190)

We also presented at the ASGCT conference preclinical data on AMT-190, our novel AAV5 gene therapy candidate for Fabry disease that comprises a recombinant AAV5 vector incorporating a proprietary, exclusively licensed, modified NAGA (ModNAGA) variant. AMT-190 provides expression of ModNAGA, which shows a high structural resemblance to α-gal. We believe that this approach may have several advantages over α-gal therapies, including higher stability in blood, better biodistribution in the target organs, secondary toxic metabolite reduction and improved cross-correction of neighboring cells. ModNAGA might also be effective in the presence of α-gal antibodies. Data from in vitro and in vivo studies show that AMT-190 has the potential to become a one-time treatment option that could be an improvement upon the enzyme replacement standard of care with more efficient uptake in the kidney and heart and an improved immunogenicity profile.

BMS collaboration

We entered into a collaboration and license agreement with BMS in May 2015. We have been supporting BMS in the discovery, non-clinical, analytical and process development efforts of Collaboration Targets. For any Collaboration Targets that are advanced, we will be responsible for manufacturing of clinical and commercial supplies using our vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS has been reimbursing us for all our research and development costs in support of the collaboration during the research term. BMS will lead the development, regulatory and commercial activities for all four currently active Collaboration Targets as well as additional Collaboration Targets that may be advanced.

In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the research term. Accordingly, the initial four-year research term under the collaboration terminated on May 21, 2019. We are currently in discussions with BMS potentially to amend the collaboration and license agreement and other related agreements following the expiration of the research term.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total revenues	$2,474	$3,050	$3,610	$6,528
Research and development expenses	(24,154)	(18,493)	(44,691)	(35,551)
Selling, general and administrative expenses	(7,870)	(5,896)	(15,937)	(12,197)
Net loss	(31,399)	(20,592)	(59,171)	(39,381)

As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents of $184.1 million and $234.9 million, respectively. We had a net loss of $31.4 million and $59.2 million in the three and six months ended June 30, 2019, respectively, compared to $20.6 million and $39.4 million for the same periods in 2018. As of June 30, 2019, and December 31, 2018, we had accumulated deficits of $594.7 million and $535.5 million, respectively. We anticipate that our loss from operations will increase in the future as we:

●	Advance our AMT-061 pivotal trial;
●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Build-out our commercial infrastructure and seek marketing approval for any product candidates (including AMT-061) that successfully complete clinical trials;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;

●	Continue to build-out our clinical, medical and regulatory capabilities;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties;

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to recognition of License Revenue in accordance with ASC 606, BMS warrants and share-based payments. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. With the exception of ASC 842 Leases, during the six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

We believe that the assumptions, judgments and estimates involved in the recognition of License Revenue in accordance with ASC 606, BMS warrants and share-based payments to be our critical accounting policies during the year ended December 31, 2018, as well as during the three and six months ended June 30, 2019. We also consider the accounting for our operating leases including the Lexington expansion lease that commenced on June 1, 2019, to be among our critical accounting policies.

Adoption of ASC 842 Leases on January 1, 2019

On January 1, 2019, we adopted ASC 842, “Leases (Topic 842)”. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of the fiscal year, January 1, 2019, to operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. We elected to utilize the package of practical expedients available for expired or existing contracts which allowed us to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. We performed an assessment and identified the lease facilities as material leases to be accounted for under ASC 842 as of January 1, 2019. The impact of implementing ASC 842 is summarized below:

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

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	Costs incurred to conduct consistency and comparability studies;
●	Costs incurred for the validation of our Lexington facility;
●	Costs incurred for the development and improvement of our manufacturing processes and methods;
●	Costs associated with our research activities for our next-generation vector and promoter platform;
●	Changes in the fair value of the contingent consideration related to our acquisition of InoCard (up to September 30, 2018) as well as the impairment of in process research and development acquired (in the three-month period ended September 30, 2018);
●	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
●	Amortization of intangible assets.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	AMT-061 (hemophilia B). We have incurred costs related to the research, development and production of AMT-061 for the treatment of hemophilia B. In June 2018, we initiated a pivotal study of AMT-061 and in August and September 2018, we completed dosing patients in our Phase IIb dose-confirmation study.
●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and started incurring costs related to our Phase I/II trial;
●	Preclinical research programs. We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and
●	Technology platform development and other related research. We incur significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing or cost of the development of any of our product candidates involves considerable judgement due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

●	the scope, rate of progress and expense of our research and development activities;
●	our ability to successfully manufacture and scale-up production;

●	clinical trial protocols, speed of enrollment and resulting data;
●	the effectiveness and safety of our product candidates;
●	the timing of regulatory approvals; and
●	our ability to agree to ongoing development budgets with collaborators who share the costs of our development programs.

A change in the outcome of any of these variables with respect to our product candidates that we may develop could mean a significant change in the expenses and timing associated with the development of such product candidate.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio.

Other items, net

Our other income consists of payments to subsidize our research and development efforts as well as income from the sublicensing of our Amsterdam facility.

Our other expense consists of expenses we incur in relation to our sublicensing income.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table presents a comparison of the three months ended June 30, 2019 and 2018.

	Three months ended June 30,
	2019	2018	2019 vs 2018
	(in thousands)
Total revenues	$2,474	$3,050	$(576)
Operating expenses:
Research and development expenses	(24,154)	(18,493)	(5,661)
Selling, general and administrative expenses	(7,870)	(5,896)	(1,974)
Total operating expenses	(32,024)	(24,389)	(7,635)
Other income	566	565	1
Other expense	(347)	(429)	82
Loss from operations	(29,331)	(21,203)	(8,128)
Other non-operating items, net	(2,068)	972	(3,040)
Loss before income tax benefit	(31,399)	(20,231)	(11,168)
Income tax expense	—	(361)	361
Net loss	$(31,399)	$(20,592)	$(10,807)

Revenue

Our revenue for the three months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,
	2019	2018	2019 vs 2018
	(in thousands)
License Revenue	$2,108	$2,123	$(15)
Collaboration Revenue	366	927	(561)
Total revenues	$2,474	$3,050	$(576)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $2.1 million of BMS License Revenue in the three months ended June 30, 2019, compared to $2.1 million for the same period in 2018.

We recognized Collaboration Revenue from BMS during the initial research term that ended on May 21, 2019. We recognized $0.4 million in the three months ended June 30, 2019, compared to $0.9 million for the same period in 2018. The decrease in Collaboration Revenue was primarily related to the discontinuation of S100A1 research in the fourth quarter of 2018.

Research and development expenses

Research and development expenses for the three months ended June 30, 2019 were $24.2 million, compared to $18.5 million for the same period in 2018.

●	We incurred $9.1 million in personnel and consulting expenses in the three months ended June 30, 2019, compared to $7.6 million for the same period in 2018. Our costs during the three months ended June 30, 2019 increased by $1.5 million as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates;
●	We incurred $2.1 million in share-based compensation expenses in the three months ended June 30, 2019, compared to $1.0 million for the same period in 2018 primarily driven by the appreciation of our share price;
●	We incurred $8.9 million in external services and costs related to the development of our product candidates in the three months ended June 30, 2019, compared to $6.9 million in the same period in 2018. The increase was a result of our continued enrollment of patients into our pivotal Phase III trial of AMT-061 that commenced at the end of June 2018, as well as expenses incurred in relation to our ongoing Phase IIb dose-confirmation studies for AMT-061; and
●	We incurred $3.6 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2019, compared to $3.0 million in the same period in 2018. Our costs during the three months ended June 30, 2019 increased as a result of extending and expanding the lease of our Lexington facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $7.9 million, compared to $5.9 million for the same period in 2018.

●	We incurred $2.4 million in personnel and consulting expenses in the three months ended June 30, 2019, compared to $2.3 million in the same period in 2018;
●	We incurred $2.4 million of share-based compensation expenses in the three months ended June 30, 2019, compared to $1.2 million in the same period in 2018. The increase was primarily driven by the appreciation of our share price; and
●	We incurred $1.3 million in professional fees in the three months ended June 30, 2019, compared to $1.0 million in the same period in 2018.

Other items, net

We recognized $0.3 million of income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2019, compared to $0.2 million for the same period in 2018.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating (expense) / income. Following the exercise of the warrants by Hercules in February 2019 we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income.

Our other non-operating items, net, for the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,
	2019	2018	2019 vs 2018
	(in thousands)
Interest income	$728	$583	$145
Interest expense - Hercules long-term debt	(937)	(565)	(372)
Foreign currency (losses) / gains, net	(1,252)	2,255	(3,507)
Other non-operating loss	(607)	(1,301)	694
Total other non-operating (expense) / income, net	$(2,068)	$972	$(3,040)

We recognized a net foreign currency loss related to our borrowings from Hercules and our cash and cash equivalents of $1.3 million during the three months ended June 30, 2019, compared to a net gain of $2.3 million during the same period in 2018.

In the three months ended June 30, 2019, we recognized a loss of $0.6 million related to changes of fair value of warrants compared to a loss of $1.3 million for the same period in 2018. The three months ended June 30, 2018, include a loss related to the Hercules warrants.

Comparison of the six months ended June 30, 2019, and 2018

The following table presents a comparison of the six months ended June 30, 2019 and 2018.

	Six months ended June 30,
	2019	2018	2019 vs 2018
	(in thousands)
Total revenues	$3,610	$6,528	$(2,918)
Operating expenses:
Research and development expenses	(44,691)	(35,551)	(9,140)
Selling, general and administrative expenses	(15,937)	(12,197)	(3,740)
Total operating expenses	(60,628)	(47,748)	(12,880)
Other income	879	1,180	(301)
Other expense	(696)	(762)	66
Loss from operations	(56,835)	(40,802)	(16,033)
Non-operating items, net	(2,336)	1,690	(4,026)
Loss before income tax expense	(59,171)	(39,112)	(20,059)
Income tax benefit / (expense)	—	(269)	269
Net loss	$(59,171)	$(39,381)	$(19,790)

Revenue

Our revenue for the six months ended June 30, 2019 and 2018 was as follows:

	Six months ended June 30,
	2019	2018	2019 vs 2018
	in thousands
License revenue	$2,665	$4,574	$(1,909)
Collaboration revenue	945	1,954	(1,009)
Total revenues	$3,610	$6,528	$(2,918)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $2.7 million of BMS License Revenue in the six months ended June 30, 2019, compared to $4.6 million for the same period in 2018. The change in License Revenue is a result of adjustments to the expected performance period based on its measure of progress towards the completion of certain activities related to its services.

We recognized Collaboration Revenue from BMS during the initial research term that ended on May 21, 2019. We recognized $0.9 million in the six months ended June 30, 2019, compared to $2.0 million for the same period in 2018. The decrease in Collaboration Revenue was primarily related to the discontinuation of S100A1 research in the fourth quarter of 2018.

Research and development expenses

Research and development expenses for the six months ended June 30, 2019 were $44.7 million, compared to $35.6 million for the same period in 2018.

●	We incurred $18.0 million in personnel and consulting expenses in the six months ended June 30, 2019, compared to $15.4 million for the same period in 2018. Our costs during the six months ended June 30, 2019 increased by $2.6 million as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates;
●	We incurred $4.1 million in share-based compensation expenses in the six months ended June 30, 2019, compared to $1.8 million for the same period in 2018 primarily driven by the appreciation of our share price and increase in number of grants;
●	We incurred $14.8 million in external services and costs related to the development of our product candidates in the six months ended June 30, 2019, compared to $11.9 million in the same period in 2018. The increase was a result of our continued enrollment of patients into our pivotal Phase III trial of AMT-061 that commenced at the end of June 2018, as well as expenses incurred in relation to our ongoing Phase IIb dose-confirmation for AMT-061; and
●	We incurred $6.9 million in operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2019, compared to $6.0 million in the same period in 2018. Our costs during the six months ended June 30, 2019 increased as a result of extending and expanding the lease of our Lexington facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 were $15.9 million, compared to $12.2 million for the same period in 2018.

●	We incurred $5.1 million in personnel and consulting expenses in the six months ended June 30, 2019, compared to $4.4 million in the same period in 2018 driven by increase in personnel related and consulting related expenses;
●	We incurred $4.8 million of share-based compensation expenses in the six months ended June 30, 2019, compared to $2.9 million in the same period in 2018. The increase was primarily driven by the appreciation of our share price and increase in number of grants; and
●	We incurred $2.9 million in professional fees in the six months ended June 30, 2019, compared to $2.2 million in the same period in 2018.

Other items, net

We recognized $0.3 million of income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2019, compared to $0.5 million for the same period in 2018.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating (expense) / income. Following the exercise of the warrants by Hercules in February 2019 we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income.

Our other non-operating items, net, for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,
	2019	2018	2019 vs 2018
	(in thousands)
Interest income	$1,170	$836	$334
Interest expense - Hercules debt	(1,894)	(981)	(913)
Foreign currency gains, net	1,022	2,433	(1,411)
Other non-operating expense	(2,634)	(598)	(2,036)
Total non-operating (expense) / income, net	$(2,336)	$1,690	$(4,026)

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $1.0 million during the six months ended June 30, 2019, compared to a net gain of $2.4 million during the same period in 2018.

In the six months ended June 30, 2019, we recognized a loss of $2.6 million related to changes of fair value of warrants compared to a loss of $0.6 million for the same period in 2018.

Financial Position, Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $187.0 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2021. The table below summarizes our consolidated cash flow data for the six months ended June 30, 2019, and 2018.

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$237,342	$161,851
Net cash used in operating activities	(50,657)	(37,977)
Net cash used in investing activities	(2,428)	(2,642)
Net cash generated from financing activities	3,221	141,478
Foreign exchange impact	(443)	(1,071)
Cash, cash equivalents and restricted cash at the end of period	$187,035	$261,638

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $31.4 million and $59.2 million during the three and six months ended June 30, 2019, respectively, compared to a net loss of $20.6 million and $39.4 million during the same periods in 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $594.7 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through June 30, 2019, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

The Amended Facility extends the loan’s maturity date until June 1, 2023. This includes extending the interest-only period from November 2018 up to January 1, 2022, upon achieving certain specified conditions. As of June 30, 2019 and December 31, 2018, $35 million was outstanding. We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the Amended Facility, we paid a facility fee equal to 0.50% of the $35 million loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

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

Net Cash used in operating activities

Net cash used in operating activities was $50.7 million for the six months ended June 30, 2019, and consisted of a net loss of $59.2 million adjusted for non-cash items, including depreciation and amortization expense of $3.2 million, share-based compensation expense of $8.9 million, fair value loss of derivative financial instruments of $2.6 million, unrealized foreign exchange gain of $0.4 million, and a decrease in unamortized deferred revenue of $2.7 million. Net cash used in operating activities also included changes in operating assets and liabilities of $3.1 million. These changes primarily related to an increase in accounts receivable and accrued income, prepaid expenses and other current assets of $2.8 million driven by an increase in prepaid expenses related to our AMT-061 and AMT-130 trials.

Net cash used in operating activities was $38.0 million for the six months ended June 30, 2018, and consisted of a net loss of $39.4 million adjusted for non-cash items, including depreciation and amortization expense of $3.2 million, share-based compensation expense of $4.7 million, fair value loss of derivative financial instruments and contingent consideration of $0.5 million, unrealized foreign exchange gain of $3.4 million, deferred tax expense of $0.3 million, a decrease in lease incentive of $0.1 million, and a decrease in unamortized deferred revenue of $4.6 million . Net cash used in operating activities also included changes in operating assets and liabilities of $0.7 million primarily related to an increase in accounts payable.

Net cash used in investing activities

In the six months ended June 30, 2019, we used $2.4 million in our investing activities compared to $2.6 million for the same period in 2018.

	Six months ended June 30,
	2019	2018
	(in thousands)
Build out of Lexington site	$(930)	$(818)
Build out of Amsterdam site	(502)	(379)
Acquisition of licenses and patents	(996)	(1,445)
Total investments	$(2,428)	$(2,642)

Net cash generated from financing activities

During the six months ended June 30, 2019, we received $2.7 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $3.0 million in the same period 2018.

We received net proceeds of $138.5 million associated with our follow-on offering in May 2018.

Funding requirements

We believe our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into early 2021. Our future capital requirements will depend on many factors, including but not limited to:

●	the scope, timing, results and costs of our current and planned clinical trials, including those for AMT-061 in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2021 and will run through June 2023;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies; and
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of June 30, 2019, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total
	(in thousands)
Debt obligations (including $11.6 million interest payments)	$4,119	$9,403	$33,111	$—	$46,633
Operating lease obligations	5,758	5,364	16,772	37,613	65,507
Total	$9,877	$14,767	$49,883	$37,613	$112,140

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2019, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on such evaluation, our CEO has concluded that as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the second quarter of 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Development of Our Product Candidates

None of our product candidates have been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any revenue from product sales and may never be profitable.

All of our product candidates are in research or development. We have not generated any revenues from the sale of products and do not expect to do so for at least the next several years. Our lead product candidates, AMT-061 and AMT-130, and any of our other potential product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

Clinical and non-clinical development is expensive, time-consuming and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
●	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	delays in obtaining required IRB approval at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	difficulty or delays in patient recruiting into clinical trials;
●	delays or deviations in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;

●	clinical trial sites or patients dropping out of a study;
●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols, undertaking additional new tests or analyses or submitting new types or amounts of clinical data.

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

If the results of our clinical trials are inconclusive, or fail to meet the level of statistical significance required for approval or if there are safety concerns or adverse events associated with our product candidates, we may:

●	be delayed in or altogether prevented from obtaining marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes with the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

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

In addition, we or any collaborators we may have may not be able to locate and enroll enough eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates, or may cause us to abandon one or more clinical trials altogether. Because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Also, patients may be reluctant to enroll in gene therapy trial where there are other therapeutic alternatives available or that may become available, which may be for various reasons including uncertainty about the safety or effectiveness of the therapeutic and the possibility that treatment with the therapeutic would preclude future gene therapy treatments.

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

Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. In 2017, we announced our plans to advance AMT-061, which includes an AAV5 vector carrying the FIX-Padua transgene, into a pivotal study. While we believe AMT-061 and AMT-060, our product candidate that was previously studied in a Phase I/II study, have been demonstrated to be materially comparable in nonclinical studies and manufacturing quality assessments, it is possible that ongoing or future clinical studies of AMT-061 may show unexpected differences from AMT-060. Should these differences have an unfavorable impact on clinical outcomes, they may adversely impact our ability to achieve regulatory approval or market acceptance of AMT-061.

In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis using a more sensitive antibody assay. Since we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes, patients who have anti-AAV5 antibodies will be permitted to enroll in our planned pivotal study of AMT-061. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that ongoing or future clinical studies may not confirm these results, and if so, negatively impact the outcome of our study.

In advance of treating patients in the pivotal study of AMT-061, we conducted a short study to confirm the dose expected to be used in the pivotal trial. The dose-confirmation study enrolled three patients, who were administered a single dose of 2x1013 gc/kg. We have relied on the short-term data from this study, including FIX activity and safety outcomes during the weeks following administration of AMT-061, to confirm the dose to be used in the pivotal study. Following the results of this study, our Data Monitoring Committee confirmed the dose of 2x1013 gc/kg for administration in the pivotal study. Given the limited number of patients and short follow-up period, data from this study may differ materially from the future results of our planned pivotal study of AMT-061.

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

We have obtained and may in the future seek one or more of fast track designation, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates. A fast track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A RMAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, similar to the FDA’s Breakthrough Therapy Designation, to enhance support for the development of medicines that target an unmet medical need.

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten to twelve months under standard review. RMAT designations will accelerate approval, but the exact mechanisms have not yet been announced by FDA.

Designation as a fast track product, breakthrough therapy, RMAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the relevant criteria, the agency may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, regarding fast track products and breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification as either a fast track product, RMAT, or a breakthrough therapy or, for priority review products, decide that period for FDA review or approval will not be shortened.

We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress these candidates through preclinical and clinical development ourselves or together with collaborators. Although we currently have a pipeline of programs at various stages of development, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. Research programs to identify new product candidates require substantial technical, financial and human resources. We or any collaborators may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our business, results of operations and financial position and materially adversely affect our share price.

Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

We seek to expand our product pipeline from time to time in part by in-licensing the rights to key technologies, including those related to gene delivery, genes and gene cassettes. The future growth of our business will depend in significant part on our ability to in-license or otherwise acquire the rights to additional product candidates or technologies, particularly through our collaborations with academic research institutions. However, we may be unable to in-license or acquire the rights to any such product candidates or technologies from third parties on acceptable terms or at all. The in-licensing and acquisition of these technologies is a competitive area, and many more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be competitors may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our areas of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition and prospects could suffer.

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

As of June 30, 2019, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases. Additionally, one patient in our ongoing Phase IIb study of AMT-061 underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to AMT-061.

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

Our manufacturing facility in Lexington is subject to ongoing regulation and periodic inspection by the FDA, EMA and other regulatory bodies to ensure compliance with current Good Manufacturing Practices (“cGMP”). Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

Failure to comply with applicable regulations could also result in the FDA, EMA or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions. Any of the foregoing could materially harm our business, financial condition and results of operations.

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

The process of obtaining marketing approval for our product candidates in the United States, the European Union and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications, or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

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

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the United States, there have been a number of changes relating to gene therapy development over the last year.  By example, FDA issued a number of new guidance documents on human gene therapy development, one of which was specific to human gene therapy for hemophilia and another of which was specific to rare diseases.  Moreover, the U.S. National Institutes of Health, which also has authority over research involving gene therapy products, issued a proposed rule in October 2018, seeking to streamline the oversight of such protocols and reduce duplicative reporting requirements that are already captured within existing regulatory frameworks.  Moreover, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources and ultimately result in rejection. The FDA, EMA, and other regulatory authorities will likely continue to revise and further update its approach to gene therapies in the coming years. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug for the same indication for that period. The FDA and EMA, however, may subsequently approve a similar drug for the same indication during the first product's market exclusivity if the FDA or EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if the incidence and prevalence of patients who are eligible to receive the drug in these markets materially increase. The inability to obtain or failure to maintain adequate product exclusivity for our product candidates could have a material adverse effect on our business prospects, results of operations and financial conditions.

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

Risks Related to Commercialization

If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful completion of preclinical studies and clinical trials;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities according to required quality specifications;
●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	obtaining and maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;

●	acceptance of our products, if approved, by patients, the medical community and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profile;
●	achieve value-based pricing levels based on durability of expression, safety and efficacy;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in US and EU markets.

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

Doctors may be reluctant to accept a gene therapy as a treatment option or, where available, choose to continue to rely on existing treatments. The degree of market acceptance of any of our product candidates that receive marketing approval in the future will depend on many factors, including:

●	the efficacy and potential advantages of our therapies compared with alternative treatments;
●	our ability to convince payers of the long-term cost-effectiveness of our therapies and, consequently, the availability of third-party coverage and adequate reimbursement;
●	the cost of treatment with gene therapies, including ours, in comparison to traditional chemical and small-molecule treatments
●	the limitations on use and label requirements imposed by regulators;
●	the convenience and ease of administration of our gene therapies compared with alternative treatments;
●	the willingness of the target patient population to try new therapies, especially a gene therapy, and of physicians to administer these therapies;
●	the strength of marketing and distribution support;

●	the prevalence and severity of any side effects;
●	limited access to site of service that can perform the product preparation and administer the infusion; and
●	any restrictions by regulators on the use of our products.

A failure to gain market acceptance for any of the above reasons, or any reasons at all, by a gene therapy for which we receive regulatory approval would likely hinder our ability to recapture our substantial investments in that and other gene therapies and could have a material adverse effect on our business, financial condition and results of operation.

We face substantial competition, and others may discover, develop or commercialize competing products before or more successfully than we do.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including Applied Genetic Technologies Corp, Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Asklepios BioPharmaceutical, Audentes Therapeutics, AVROBIO, Axovant Sciences, Bayer, Biogen, BioMarin, bluebird bio, CRISPR Therapeutics, Editas Medicine, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Intellia Therapeutics, Johnson & Johnson, Krystal Biotech, LogicBio Therapeutics, Lysogene, MeiraGTx, Milo Biotechnology, Mustang Bio, Novartis, Orchard Therapeutics, Oxford Biomedica, Pfizer, REGENXBIO, Renova Therapeutics, Rocket Pharmaceuticals, Sangamo BioSciences, Sanofi, Selecta Biosciences, Sarepta, Shire, Solid Biosciences, Spark Therapeutics, Takeda, Ultragenyx, Vivet Therapeutics, and Voyager, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna, Ionis, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sanofi, Shire, Sobi, Wave Biosciences and numerous other pharmaceutical and biotechnology firms.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties for important aspects of our development programs. If these parties do not perform successfully or if we are unable to enter into or maintain key collaboration or other contractual arrangements, our business could be adversely affected.

We have in the past entered into, and expect in the future to enter into, collaborations with other companies and academic research institutions with respect to important elements of our development programs.

Any collaboration, may pose several risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	we may have limited or no control over the design or conduct of clinical trials sponsored by collaborators;
●	we may be hampered from entering into collaboration arrangements if we are unable to obtain consent from our licensors to enter into sublicensing arrangements of technology we have in-licensed;
●	if any collaborator does not conduct the clinical trials they sponsor in accordance with regulatory requirements or stated protocols, we will not be able to rely on the data produced in such trials in our further development efforts;
●	collaborators may not perform their obligations as expected;
●	collaborators may also have relationships with other entities, some of which may be our competitors;
●	collaborators may not pursue development and commercialization of any product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could develop, independently or with third parties, products that compete directly or indirectly with our products or product candidates, if, for instance, the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	our collaboration arrangements may impose restrictions on our ability to undertake other development efforts that may appear to be attractive to us;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights that achieves regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including over proprietary rights, contract interpretation or the preferred course of development, could cause delays or termination of the research, development or commercialization of product candidates, lead to additional responsibilities for us, delay or impede reimbursement of certain expenses or result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our rights or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may in some cases be terminated for the convenience of the collaborator and, if terminated, we could be required to expend additional funds to pursue further development or commercialization of the applicable product or product candidates.

If any collaboration does not result in the successful development and commercialization of products or if a collaborator were to terminate an agreement with us, we may not receive future research funding or milestone or royalty payments under that collaboration, and we may lose access to important technologies and capabilities of the collaboration. All the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of any development collaborators.

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

Our licensing arrangements with third parties impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements either in part or in whole, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.

We rely, in part, upon a combination of forms of intellectual property, including in-licensed and owned patents to protect our intellectual property. Our success depends in a large part on our ability to obtain and maintain this protection in the United States, the European Union and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. For example, patents we own currently are and may become subject to future patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. For example, outside of the United States two of the patents we own are subject to patent opposition. If these or future oppositions are successful or if we are found to otherwise infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may not be able to obtain the required license on commercially reasonable terms or at all. Even if we could obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product or otherwise to cease using the relevant intellectual property. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease or materially modify some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us will be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

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

Because we collaborate from time to time with various organizations and academic research institutions on the advancement of our gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, materials transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begins only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the European Union, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company's profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. Because of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners' commercial launch of the product in a particular jurisdiction. In addition, we or any collaborator may elect to reduce the price of our products to increase the likelihood of obtaining reimbursement approvals. If countries impose prices, which are not sufficient to allow us or any collaborator to generate a profit, we or any collaborator may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third party payers, our ability to market and sell our products would be adversely affected and our business would be harmed.

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

We had a net loss of $59.2 million in the six months ended June 30, 2019, $83.3 million in the full year 2018 and $79.3 million in the full year 2017. As of June 30, 2019, we had an accumulated deficit of $594.7 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

●	execute our pivotal study for AMT-061;
●	initiate clinical studies related to our Huntington’s disease gene therapy program;
●	advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	continue to enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	seek marketing approval for any product candidates that successfully complete clinical trials;
●	acquire or in-license rights to new therapeutic targets or product candidates; and
●	maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

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

As of June 30, 2019, we had $35.0 million of outstanding principal of borrowings under our Loan and Security Agreement with Hercules, which we are required to repay in monthly principal installments from January 2021 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

●	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, research and development and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
●	placing us at a disadvantage compared to our competitors that have less debt or better debt servicing options.

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

Many national and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect in May 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition and results of operations.

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

We face an inherent risk of product liability related to the testing of our product candidates in human clinical trials and in connection with product sales. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop or sell;
●	injury to our reputation and significant negative media attention;
●	negative publicity or public opinion surrounding gene therapy;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to further develop or commercialize any products that we develop.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through July 25, 2019, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on July 25, 2019, was $66.97 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	public perception of gene therapy;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the European Union, the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	mergers, acquisitions, licensing and collaboration activity among our peer companies in the pharmaceutical and biotechnology sectors; and
●	general economic, industry and market conditions.

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 39.8% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at June 30, 2019. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent or frustrate any attempt to replace our board.

Certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board. These provisions include:

●	staggered terms of our directors;
●	a provision that our directors may only be removed at a general meeting of shareholders by a two-thirds majority of votes cast representing more than half of the issued share capital of the Company; and
●	a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board.

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

We lost our status as an "emerging growth company" as of December 31, 2018 and are therefore subject to greater disclosure requirements.

We were an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) through 2018. As of December 31, 2018, we are considered a large accelerated filer and as a consequence lost our status as an emerging growth company. We therefore no longer are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions included:

●	reduced disclosure obligations surrounding executive compensation in our periodic reports and proxy statements;
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent auditor's report providing additional information about the audit and the financial statements.

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

Unfavorable global economic conditions, including those caused by political instability in the United States or by the U.K.’s pending departure from the European Union (“Brexit”), could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Political instability in the United States and surrounding Brexit has the potential to disrupt global economic conditions and supply changes.  While we do not believe that our operations will be directly adversely affected materially by Brexit, we may not be able to anticipate the effects Brexit will have on our suppliers and any collaborators. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

10.42* Second Amendment Lease relating to 113 Hartwell Avenue, Lexington Massachusetts, dated as of June 17, 2019, by and between the Company and King 113 Hartwell LLC

10.43* Form of Share Option Agreement, effective June 18, 2019, under the 2014 Share Incentive Plan

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 29, 2019 is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*            Filed herewith.

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

Dated July 29, 2019