Form 10-Q
period 2019-09-30
uniQure N.V.
filed 2019-10-28
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 23, 2019, the registrant had 43,619,926 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 28, 2019, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, and in our Annual Report on Form 10-K for the year ended December 31, 2018, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$403,163	$234,898
Accounts receivable and accrued income from related party	101	233
Prepaid expenses	3,820	1,116
Other current assets	558	329
Total current assets	407,642	236,576
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $26.9 million as of September 30, 2019, and $22.9 million as of December 31, 2018 respectively.	28,278	29,179
Operating lease right-of-use assets	26,852	—
Intangible assets, net	5,424	5,201
Goodwill	482	506
Restricted cash	2,914	2,444
Total non-current assets	63,950	37,330
Total assets	$471,592	$273,906
Current liabilities
Accounts payable	$3,782	$3,792
Accrued expenses and other current liabilities	12,702	8,232
Current portion of operating lease liabilities	4,436	—
Current portion of deferred rent	—	311
Current portion of deferred revenue	7,527	7,634
Total current liabilities	28,447	19,969
Non-current liabilities
Long-term debt	35,928	35,471
Operating lease liabilities, net of current portion	31,242	—
Deferred rent, net of current portion (see note 2.5)	—	8,761
Deferred revenue, net of current portion	23,882	28,861
Derivative financial instruments related party	1,354	803
Other non-current liabilities	507	435
Total non-current liabilities	92,913	74,331
Total liabilities	121,360	94,300
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at September 30, 2019 and December 31, 2018 and 43,612,417 and 37,351,653 ordinary shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	2,646	2,299
Additional paid-in-capital	980,549	720,072
Accumulated other comprehensive loss	(14,682)	(7,259)
Accumulated deficit	(618,281)	(535,506)
Total shareholders' equity	350,232	179,606
Total liabilities and shareholders' equity	$471,592	$273,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues from related party	842	2,518	3,507	7,092
Collaboration revenues from related party	204	630	1,149	2,584
Total revenues	1,046	3,148	4,656	9,676
Operating expenses:
Research and development expenses	(23,554)	(20,541)	(68,245)	(56,092)
Selling, general and administrative expenses	(8,929)	(5,898)	(24,866)	(18,095)
Total operating expenses	(32,483)	(26,439)	(93,111)	(74,187)
Other income	453	557	1,332	1,737
Other expense	(342)	(490)	(1,038)	(1,252)
Loss from operations	(31,326)	(23,224)	(88,161)	(64,026)
Interest income	868	949	2,038	1,785
Interest expense	(960)	(515)	(2,854)	(1,496)
Foreign currency gains, net	6,041	455	7,063	2,888
Other non-operating gains / (losses), net	1,773	268	(861)	(330)
Loss before income tax expense	(23,604)	(22,067)	(82,775)	(61,179)
Income tax benefit / (expense)	—	32	—	(237)
Net loss	$(23,604)	$(22,035)	$(82,775)	$(61,416)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments net of tax impact of nil and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, and nil and $(0.2) million for the nine months ended September 30, 2019 and 2018, respectively.	(6,164)	(799)	(7,423)	(3,491)
Total comprehensive loss	$(29,768)	$(22,834)	$(90,198)	$(64,907)

Basic and diluted net loss per ordinary share	$(0.58)	(0.59)	$(2.14)	$(1.75)
Weighted average shares used in computing basic and diluted net loss per ordinary share	40,738,938	37,247,193	38,757,898	35,074,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at June 30, 2018	37,126,741	$2,288	$712,399	$(4,688)	$(491,583)	$218,416
Loss for the period	—	—	—	—	(22,035)	(22,035)
Other comprehensive loss	—	—	—	(799)	—	(799)
Exercise of share options	148,458	6	1,644	—	—	1,650
Share-based compensation expense	—	—	2,620	—	—	2,620
Balance at September 30, 2018	37,275,199	$2,294	$716,663	$(5,487)	$(513,618)	$199,852

Balance at June 30, 2019	37,839,833	$2,327	$732,924	$(8,518)	$(594,677)	$132,056
Loss for the period	—	—	—	—	(23,604)	(23,604)
Other comprehensive loss	—	—	—	(6,164)	—	(6,164)
Follow-on public offering	5,625,000	311	242,480	—	—	242,791
Exercise of share options	119,225	6	1,172	—	—	1,178
Restricted and performance share units distributed during the period	26,211	2	(2)	—	—	—
Share-based compensation expense	—	—	3,876	—	—	3,876
Issuance of ordinary shares relating to employee stock purchase plan	2,148	—	99	—	—	99
Balance at September 30, 2019	43,612,417	$2,646	$980,549	$(14,682)	$(618,281)	$350,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(61,416)	(61,416)
Other comprehensive loss	—	—	—	(3,489)	—	(3,489)
Follow-on public offering	5,175,000	309	138,182	—		138,491
Exercise of share options	416,211	18	4,619	—	—	4,637
Restricted and performance share units distributed during the period	344,948	20	(20)	—	—	—
Share-based compensation expense	—	—	7,352	—	—	7,352
Balance at September 30, 2018	37,275,199	$2,294	$716,663	$(5,487)	$(513,618)	$199,852

Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(82,775)	(82,775)
Other comprehensive loss	—	—	—	(7,423)	—	(7,423)
Follow-on public offering	5,625,000	311	242,480	—	—	242,791
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	355,879	20	3,714	—	—	3,734
Restricted and performance share units distributed during the period	235,692	14	(14)	—	—	—
Share-based compensation expense	—	—	12,762	—	—	12,762
Issuance of ordinary shares relating to employee stock purchase plan	7,018	—	264	—	—	264
Balance at September 30, 2019	43,612,417	$2,646	$980,549	$(14,682)	$(618,281)	$350,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(82,775)	$(61,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment losses	4,932	10,447
Share-based compensation expense	12,762	7,352
Change in fair value of derivative financial instruments and contingent consideration	862	(3,516)
Unrealized foreign exchange gains	(6,692)	(4,210)
Change in deferred taxes	-	237
Change in lease incentives	-	(284)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(2,879)	768
Accounts payable	(418)	1,289
Accrued expenses, other liabilities and operating leases	4,934	(1,559)
Deferred revenue	(3,403)	(7,142)
Net cash used in operating activities	(72,677)	(58,034)
Cash flows from investing activities
Purchases of intangible assets	(996)	(1,698)
Purchases of property, plant and equipment	(3,688)	(1,805)
Net cash used in investing activities	(4,684)	(3,503)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	3,998	4,637
Proceeds from public offering of shares, net of issuance costs	243,013	138,480
Proceeds from exercise of warrants	500	-
Net cash generated from financing activities	247,511	143,117
Currency effect cash, cash equivalents and restricted cash	(1,415)	(1,431)
Net increase in cash, cash equivalents and restricted cash	168,735	80,149
Cash, cash equivalents and restricted cash at beginning of period	237,342	161,851
Cash, cash equivalents and restricted cash at the end of period	$406,077	$242,000
Cash and cash equivalents	$403,163	$239,546
Restricted cash related to leasehold and other deposits	$2,914	$2,454
Total cash, cash equivalents and restricted cash	$406,077	$242,000
Supplemental cash flow disclosures:
Cash paid for interest	$(2,330)	$(1,498)
Non-cash increases in accounts payables related to purchase of intangible assets and property, plant and equipment	$583	$12

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2019, other than the adoption of accounting pronouncements discussed below.

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

The Company will continue to recognize lease cost on a straight-line basis and will continue to present these costs as operating expenses within the Consolidated statements of operations and comprehensive loss. The Company will continue to present lease payments and landlord incentive payments within cash flows from operations within the Consolidated statements of cash flows.

The financial results for the three and nine months ended September 30, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Refer to note 5, “Right-of-use asset and lease liabilities” for further information.

In March 2019, the FASB issued ASU 2019-01, “Codification Improvements” to Leases (Topic 842). This pronouncement did not have a material impact on the Company.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Collaboration arrangements and concentration of credit risk

BMS collaboration

In May 2015, the Company entered into a collaboration and license agreement (the “BMS CLA”) and various related agreements with Bristol-Myers Squibb Company (“BMS”) that provide BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). During the initial research term of the BMS CLA, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimbursed the Company for all its research and development costs in support of the collaboration during the initial research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The BMS CLA provides that the companies may collaborate on up to ten Collaboration Targets in total. The Company has agreed to certain restrictions on its ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs.

BMS initially designated four Collaboration Targets, including S100A1 for congestive heart failure (“AMT-126”). In October 2018, the Company and BMS completed a heart function proof-of-concept study of AMT-126 in a pre-clinical, diseased animal model. The study demonstrated deoxyribonucleic acid delivery and expression of S100A1 in the myocardium, thereby validating the Company’s vector delivery platform in the animal model. The data did not show a benefit on heart function at six months and, consequently, the Joint Steering Committee for the collaboration decided to discontinue work on S100A1. The Company impaired a $5.4 million acquired research and development asset associated with the program and released a contingent liability of $3.8 million related to the acquisition of the asset to income in the three-month period ended September 30, 2018. In April 2019, BMS designated a new cardiovascular Collaboration Target to replace S100A1. As a result, BMS has designated a total of four Collaboration Targets.

The initial four-year research term under the collaboration terminated on May 21, 2019. In February 2019, BMS requested a one-year extension of the research term.  In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term but rather preferred to restructure the collaboration to reduce or eliminate certain of the Company’s obligations under it.

Accordingly, the Company is currently in discussions with BMS potentially to restructure the BMS CLA and other related agreements. It is currently uncertain whether a change to the BMS CLA will be agreed and, if agreed, what the specific terms of any such change may be. As a consequence, the Company has not taken into account the impact of such change, if any, on the timing of recognition of the prepaid License Revenue. The Company will account for potential changes in the timing of recognition of the prepaid License Revenue if and when the BMS CLA and other related agreements have been restructured. The final resolution of these discussions may result in material changes to the Company’s collaboration with BMS.

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

During the aforementioned discussions with BMS potentially to restructure the BMS CLA and other related agreements, which may be terminated by the Company or BMS at any time, the Company has agreed to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

Amounts owed by BMS in relation to Collaboration Revenue are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Bristol Myers Squibb	$101	$233
Total	$101	$233

License Revenue

The Company recognized $0.8 million and $3.5 million of License Revenue for the three and nine months ended September 30, 2019, respectively, compared to $2.5 million and $7.1 million during the same periods in 2018 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Targets in August 2015.

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of Collaboration Targets that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional Collaboration Targets being designated by 10% then the revenue for the nine months ended September 30, 2019 would have decreased by approximately $1.8 million, as the Company would be required to render more services in relation to the consideration received.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets
	(in thousands)
At December 31, 2018
Assets:
Cash, cash equivalents and restricted cash	$237,342	$—	$—	$237,342	Cash and cash equivalents; restricted cash
Total assets	$237,342	$—	$—	$237,342
Liabilities:
Derivative financial instruments - debt	$—	$—	$572	$572	Accrued expenses and other current liabilities
Derivative financial instruments - related party	—	—	803	803
Total liabilities	$—	$—	$1,375	$1,375
At September 30, 2019
Assets:
Cash, cash equivalents and restricted cash	$406,077	$—	$—	$406,077	Cash and cash equivalents; restricted cash
Total assets	$406,077	$—	$—	$406,077
Liabilities:
Derivative financial instruments - related party	$—	$—	$1,354	$1,354
Total liabilities	$—	$—	$1,354	$1,354

Changes in Level 3 items during the nine months ended September 30, 2019, are as follows

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2018	$1,375
Net losses recognized in profit or loss	862
Exercise of warrants	(770)
Currency translation effects	(113)
Balance at September 30, 2019	$1,354

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

The fair value of the BMS derivative financial instruments (“BMS warrants”) as of September 30, 2019, was $1.4 million compared to a fair value of both the BMS and Hercules derivative financial instruments of $1.4 million as of December 31, 2018. Changes in the fair value of the BMS warrants are primarily impacted by changes in the Company’s share price, whereby an increase in share price generally results in an increase of the fair value. These BMS warrants are described in more detail below.

BMS warrants

Pursuant to the BMS CLA, the Company granted BMS two warrants:

●	A warrant allowing BMS to purchase a specific number of the Company’s ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designates the sixth new target (the seventh Collaboration Target).
●	A warrant allowing BMS to purchase a specific number of the Company’s ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designates the ninth new target (the tenth Collaboration Target).

Pursuant to the terms of the BMS CLA, the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $51.15 as of September 30, 2019) and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

As of September 30, 2019, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable. The Company estimated the exercise of warrants to occur within two and four years after the balance sheet date.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market value of the warrants by increasing the volatility by 10% to 82.5%. A further sensitivity analysis was performed assuming the warrants would be exercised a year later than currently estimated. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of September 30, 2019.

Total warrants
(in thousands)
Base case	$1,354
Increase volatility by 10% to 82.5%	375
Extend exercise dates by one year	41

5	Right-of-use asset and lease liabilities

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

The Company’s most significant leases relate to office and laboratory space under the following operating lease agreements:

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The fixed lease payments to be received during the remaining term amount to $8.5 million (EUR 7.8 million) as of September 30, 2019.

Operating lease liabilities

As no implicit rate in relation to the three above facility leases and other equipment leases was readily available, the Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rates, adjusted for differences in the term and payment patterns, from the Company’s loan from Hercules Capital, which was refinanced in December 2018.

The components of lease cost were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating lease cost	$1,264	$3,183
Variable lease cost	131	313
Sublease income	(260)	(792)
Total lease cost	$1,135	$2,704

The rent expense for the three and nine months ended September 30, 2018 was $0.7 million and $2.1 million, respectively.

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheet.

September 30, 2019
(in thousands)
Assets
Operating lease right-of-use assets	$26,852
Liabilities
Current
Current operating lease liabilities, net of $0.9 million landlord incentive payments expected to be collected within 12 months	4,436
Non-current
Non-current operating lease liabilities	31,242
Total lease liabilities	$35,678

Other information

The weighted-average remaining lease term as of September 30, 2019 is 10.5 years and the weighted-average discount rate as of this date is 11.32%.

The table below presents supplemental cash flow and non-cash information related to leases.

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases 1)	$1,761	$3,777

Right-of-use asset obtained in exchange for lease obligation
Operating lease 2)	$368	$9,002

(1) The Company has received $0.5 million of landlord incentive payments as of September 30, 2019, which are not included in the cash paid amounts.)

(2) The Company capitalized $19.0 million of operating right-of-use assets upon adoption of the new lease standard on January 1, 2019 that are not included in the movement for three and the nine months ended September 30, 2019.)

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of September 30, 2019, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of September 30, 2019.

	Lexington	Amsterdam1)	Other1)	Total
	(in thousands)
2019 (three months remaining)	$825	$460	$59	$1,344
2020	3,360	1,841	197	5,398
2021	3,455	1,841	138	5,434
2022	3,552	1,841	-	5,393
2023	3,650	1,841	-	5,491
Thereafter	24,891	14,577	-	39,468
Total lease payments	$39,733	$22,401	$394	$62,528

Less: amount of lease payments representing interest payments	(16,580)	(10,247)	(23)	(26,850)
Present value of lease payments	23,153	12,154	371	35,678
Less: current operating lease liabilities	(2,398)	(1,841)	(197)	(4,436)
Non-current operating lease liabilities	$20,755	$10,313	$174	$31,242

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of September 30, 2019, of $1.09 / €1.00)

As of December 31, 2018, aggregate minimum lease payments under the historical accounting standard ASC 840 for the calendar years were as follows:

	Lexington	Amsterdam1)	Total
	(in thousands)
2019	$2,707	$1,963	$4,670
2020	3,360	1,970	5,330
2021	3,455	1,970	5,425
2022	3,552	1,970	5,522
2023	3,650	1,970	5,620
Thereafter	24,892	16,085	40,977
Total minimum lease payments	$41,616	$25,926	$67,544

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2018, of $1.14 / €1.00)

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accruals for services provided by vendors-not yet billed	$6,175	$1,999
Personnel related accruals and liabilities	6,527	5,688
Derivative financial liability warrants (see note 4)	—	545
Total	$12,702	$8,232

7	Long-term debt

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

On December 6, 2018, the Company signed an amendment to the Second Amended and Restated Loan and Security Agreement that both refinanced the existing $20 million 2016 Amended Facility and provided an additional commitment of $30 million (of which $15 million is subject to the discretion of Hercules) (the “2018 Amended Facility”). At signing, the Company drew down an additional $15 million for a total of $35 million outstanding. The Company has the right to draw another $15 million through June 30, 2020 subject to the terms of the 2018 Amended Facility. The 2018 Amended Facility extends the loan’s maturity date from May 1, 2020 until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of meeting the provision in the 2018 Amended Facility of raising more than $90.0 million in equity financing. The Company met this provision as a result of the follow-on public offering completed in September 2019. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The interest rate continues to be adjustable and is the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50% per annum.

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35 million outstanding as of signing and owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $36.2 million as September 30, 2019, compared to $35.7 million as of December 31, 2018, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan in the three and nine months ended September 30, 2019, was $1.5 million and $1.7 million, respectively, compared to a foreign currency loss of $0.2 million and $0.7 million during the same periods in 2018.

Interest expense associated with the 2018 Amended Facility during the three and nine months ended September 30, 2019 was $0.9 million and $2.8 million, respectively, compared to $0.5 million and $1.4 million associated with the 2016 Amended Facility during the same periods in 2018.

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of 65% of the outstanding balance of principal due or 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by pledging the shares in its subsidiaries, substantially all its receivables, moveable assets as well as the equipment, fixtures, inventory and cash of uniQure Inc.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of September 30, 2019, the Company was in compliance with all covenants and provisions.

8Shareholders’ Equity

On September 10, 2019, the Company completed a follow-on public offering of 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, the Company completed the sale of an additional 733,695 ordinary shares at a public offering price of $46.00 per ordinary share pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in total gross proceeds to the Company of $258.8 million. The net proceeds to the Company from this offering were $242.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company deducted $0.4 million of expenses incurred related to this offering from additional paid-in capital in the accompanying Consolidated balance sheets. Of the $0.4 million incurred, $0.2 million has been paid and reflected within the proceeds from public offering of shares, net of issuance costs within the cash flows from financing activities.

On May 7, 2018, the Company completed a follow-on public offering of 5,175,000 ordinary shares at a public offering price of $28.50 per ordinary share, resulting in gross proceeds to the Company of $147.5 million. The net proceeds to the Company from this offering were $138.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company deducted $0.2 million of expenses incurred related to this offering from additional paid-in capital in the accompanying Consolidated balance sheets.

9Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2018, the Company’s shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 3,000,000 to a total of 8,601,471. The Company previously had a 2012 Equity Incentive Plan (“2012 Plan”). As of September 30, 2019, 14,000 fully vested share options are outstanding (December 31, 2018: 32,567) under the 2012 Plan.

a)	2014 Plan

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plan was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,922	$895	$6,021	$2,694
Selling, general and administrative	1,936	1,724	6,691	4,657
Total	$3,858	$2,619	$12,712	$7,351

Share-based compensation expense for the nine months ended September 30, 2019 increased by $5.4 million when compared to nine months ended September 30, 2018 primarily as a result of the appreciation of the share price and increase in number of grants. Share-based compensation expense for the three months ended September 30, 2019 increased by $1.2 million when compared to three months ended September 30, 2018 primarily as a result of the appreciation of the share price and increase in number of grants.

Share-based compensation expense recognized by award type was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Award type
Share options	$2,025	$1,160	$6,105	$3,315
Restricted share units (“RSUs”)	1,075	667	3,000	1,953
Performance share units (“PSUs”)	758	792	3,607	2,083
Total	$3,858	$2,619	$12,712	$7,351

As of September 30, 2019, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$20,776	2.93
Restricted share units	8,614	2.08
Performance share units	5,370	1.76
Total	$34,760	2.54

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued ordinary shares.

Share options

The following table summarizes option activity for the nine months ended September 30, 2019:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2018	2,673,712	$15.09
Granted	571,026	$36.95
Forfeited	(46,278)	$12.68
Expired	(543)	$12.26
Exercised	(337,312)	$10.89
Outstanding at September 30, 2019	2,860,605	$19.96

Fully vested and exercisable at September 30, 2019	1,321,258	$13.65
Outstanding and expected to vest at September 30, 2019	1,539,347	$25.38

Total weighted average grant date fair value of options issued during the period (in $ millions)		$12.4
Proceeds from option sales during the period (in $ millions)		$3.7

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

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Assumptions	2019	2018	2019	2018
Expected volatility	75%	80%	75%	80%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	1.92%	3.10%	1.92% - 2.87%	2.67% - 3.10%
Expected dividend yield	0%	0%	0%	0%

Restricted share units

The following table summarizes the RSUs activity for the nine months ended September 30, 2019:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2018	412,321	$16.49
Granted	198,504	$38.63
Vested	(205,583)	$15.31
Forfeited	(17,657)	$14.00
Non-vested at September 30, 2019	387,585	$28.57

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$7.7

RSUs vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance share units

The following table summarizes the PSUs activity for the nine months ended September 30, 2019:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2018	377,169	$16.73
Granted	132,362	$31.71
Vested	(30,109)	$11.83
Non-vested at September 30, 2019	479,422	$21.17
PSUs awarded but not yet earned	96,389	$39.36
Total non-vested and discretionary PSUs	575,811	$24.22

Total weighted average grant date fair value of PSUs granted and awarded during the period (in $ millions)		$8.0

In January 2019, the Company awarded PSUs to its executives and other members of senior management. These PSUs are earned based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2019.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the nine months ended September 30, 2019, 7,018 shares were issued. As of September 30, 2019, a total of 140,391 ordinary shares remains available for issuance under the ESPP plan.

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

11Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

The potentially dilutive ordinary shares are summarized below:

	September 30,
	2019	2018
	(ordinary shares)
BMS warrants	8,890,000	7,570,000
Stock options under 2014 Plans	2,860,605	2,707,538
Non-vested RSUs and earned PSUs	867,007	849,612
Stock options under 2012 Plan	14,000	32,567
Hercules warrants (exercised February 1, 2019)	—	37,175
Employee share purchase plan	1,020	—
Total potential dilutive ordinary shares	12,632,632	11,196,892

12Related party transaction

In August 2019, the Company promoted Sander van Deventer, M.D., Ph.D., to Executive Vice President, Research and Product Development, and Alex Kuta, Ph.D., to Executive Vice President, Operations. Dr. van Deventer, in addition to his responsibilities to being responsible for research, will now also be responsible for the Company’s product development. Dr. Kuta, in addition to regulatory affairs, will now also be responsible for global quality as well as GMP manufacturing at uniQure’s state-of-the-art facility in Lexington, Massachusetts. As a result of these changes, the Company eliminated the Chief Operating Officer role, and Scott McMillan, Ph.D. retired from uniQure.

In August 2019, the Company entered into an Amended and Restated Agreement Collaboration and License Agreement (“Amended CLA”) as well as an additional new Collaboration and License Agreement (“New CLA”) with its related party 4DMT Molecular Therapeutics, Inc. (“4DMT”).  In the Amended CLA, the Company received from 4DMT an exclusive, sublicensable, worldwide license under certain 4DMT intellectual property rights to research, develop, make, use, and commercialize previously selected AAV capsid variants and certain associated products using 4DMT proprietary AAV technology for delivery of gene therapy constructs to cells in the central nervous system and the liver (“the Field”). In the New CLA, the parties agreed to research and develop at 4DMT’s cost new AAV capsid variants using 4DMT proprietary AAV technology for delivery of up to six additional transgene constructs in the Field that will be selected by the Company.

13Subsequent event

None.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors”, and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission ( the “SEC”), on February 28, 2019. Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

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

Business Developments

Below is a summary of our recent significant business developments:

Hemophilia B program - Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV5 vector incorporating the Factor IX-Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B. Etranacogene dezaparvovec has been granted Breakthrough Therapy Designation by the United States Food and Drug Administration (“FDA”) and access to the PRIME initiative by the European Medicines Agency (“EMA”).

In June 2018, we initiated our Phase III HOPE-B pivotal trial of Etranacogene dezaparvovec. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of Etranacogene dezaparvovec. After a six-month lead-in period, patients will receive a single intravenous administration of Etranacogene dezaparvovec. The primary endpoint of the study will be based on the Factor IX (“FIX”) activity level achieved following the administration of Etranacogene dezaparvovec, and the secondary endpoints will measure annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial will be tested for the presence of pre-existing neutralizing antibodies to AAV5 but will not be excluded from the trial based on their titers.

In January 2019, we dosed the first patient in our Phase III HOPE-B hemophilia B pivotal trial and in September 2019, we completed the enrollment of 62 patients in the lead-in phase of the study.

In August 2018, we initiated a Phase IIb dose-confirmation study of Etranacogene dezaparvovec. The Phase IIb study is an open-label, single-dose, single-arm, multi-center trial being conducted in the United States. The objective of the study was to evaluate the safety and tolerability of Etranacogene dezaparvovec and confirm the dose based on FIX activity at six weeks after administration.  Three patients with severe hemophilia were enrolled in this study and received a single intravenous infusion of 2x1013 gc/kg.

In February, May and July 2019, we presented updated data from our Phase IIb dose-confirmation study of Etranacogene dezaparvovec. Data from the Phase IIb study of Etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of Etranacogene dezaparvovec, with two of the three patients maintaining FIX activity in the normal range. Mean FIX activity was 45% of normal at 36 weeks of follow-up, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. Specifically, the first patient achieved FIX activity of 54% of normal, the second patient achieved FIX activity of 30% of normal, and the third patient achieved FIX activity of 51% of normal. Through 36 weeks of follow-up, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy for bleeds. One patient underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to Etranacogene dezaparvovec.

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

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our miQURE™ proprietary, gene-silencing platform and incorporates an AAV vector carrying a microRNA (“miRNA”) specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. AMT-130 has received orphan drug and fast track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

In January 2019, our Initial New Drug (“IND”) application for AMT-130 was cleared by the FDA, thereby enabling us to initiate our planned Phase I/II clinical study. The Phase I/II study is expected to be a randomized, double-arm, blinded, imitation surgery-controlled trial conducted at three surgical sites in the U.S., and at least five non-surgical sites. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses.

In October 2019, we initiated patient screening activities and expect to enroll the first patient later this year or in early 2020. Additionally, cGMP clinical material has been manufactured at our Lexington facility and has been released for shipment.

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

Hemophilia A program (AMT-180)

AMT-180 is our novel gene therapy candidate for the treatment of hemophilia A that utilizes an AAV vector incorporating a proprietary, exclusively licensed, modified Factor IX gene that has been demonstrated in preclinical studies to convey Factor VIII-independent activity and circumvent inhibitors to Factor VIII. In May 2019, we presented preclinical proof-of-concept data at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting, demonstrating that AMT-180 induced clinically relevant thrombin activation, and up to 29% of Factor VIII-independent activity, in FVIII-depleted human plasma. The studies further demonstrated that a single intravenous administration of AMT-180 resulted in sustained, dose-dependent hemostatic effect as measured by one-stage clotting assay, and that AMT-180 shows activation kinetics similar to native FIX and is not hyperactive. A pilot study in non-human primates demonstrated that administration of AMT-180 resulted in sufficient FIX protein expression that translates to clinically relevant Factor VIII-independent activity in humans. No elevation of coagulation activation markers or signs of thrombi formation were observed.

We are currently conducting safety and toxicology studies of AMT-180 to support the submission of a clinical trial application in 2020.

Spinocerebellar Ataxia Type 3 (AMT-150)

AMT-150 is our novel gene therapy candidate for the treatment of Spinocerebellar Ataxia Type 3 (“SCA3”), also known as Machado-Joseph disease, which is caused by a CAG-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3.  At the 2019 American Academy of Neurology (AAN) Annual Meeting, we presented preclinical data on AMT-150 demonstrating mechanistic proof-of-concept of the non-allele-specific ataxin-3 protein-silencing approach by using artificial microRNA candidates engineered to target the ataxin-3 gene in a SCA3 knock-in mouse model. The proof-of-concept study demonstrated that a single AMT-150 injection in the cerebrospinal fluid resulted in strong AAV transduction and significant mutant ataxin-3 lowering at the primary sites of disease neuropathology, the cerebellum (up to 53%) and the brainstem (up to 65%).

 We are currently preparing to initiate safety and toxicology studies of AMT-150 to support the submission of an IND application.

Fabry program (AMT-190)

         AMT-190 is our novel gene therapy candidate for the treatment of Fabry disease that comprises of an AAV vector incorporating a proprietary, exclusively licensed, modified NAGA (ModNAGA) variant. ModNAGA may have several advantages over other therapies for Fabry disease, including higher stability in blood, circumvention of inhibitors, better biodistribution in the target organs, secondary toxic metabolite reduction and improved cross-correction of neighboring cells.

At the ASGCT Annual Meeting in May 2019, we presented data from in vitro and in vivo studies showing that AMT-190 has the potential to become a one-time treatment option that could be an improvement upon the enzyme replacement standard of care with more efficient uptake in the kidney and heart and an improved immunogenicity profile. In particular, data from a study in wild-type mice showed a single intravenous administration of AMT-190 resulted in a ten- to twenty-fold higher alpha-galactosidase (“GLA”) activity in the plasma compared to the control group. Additionally, data from a study in a diseased mouse model demonstrated significantly increased GLA activity in plasma and significantly reduced globotriaosylsphingosine (“Lyso-Gb3”) in target organs after a single dose of AMT-190. In silico and in vitro studies also showed that the modifications introduced into NAGA are believed to pose a very low immunogenicity risk.

We are currently conducting additional preclinical studies to identify a lead candidate for further safety testing.

BMS collaboration

We entered into a collaboration and license agreement with BMS in May 2015. We have been supporting BMS in the discovery, non-clinical, analytical and process development efforts of Collaboration Targets. For any Collaboration Targets that are advanced, we will be responsible for manufacturing of clinical and commercial supplies using our vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS has been reimbursing us for all our research and development costs in support of the collaboration during the initial research term. BMS will lead the development, regulatory and commercial activities for all four currently active Collaboration Targets as well as additional Collaboration Targets that may be advanced.

In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the research term. Accordingly, the initial four-year research term under the collaboration terminated on May 21, 2019. We are currently in discussions with BMS potentially to restructure the collaboration and license agreement and other related agreements following the expiration of the research term. Although such discussions are ongoing and may not result in any change to these arrangements, we believe that the final resolution of these discussions may result in material changes to our collaboration with BMS.

Padua mutation in human Factor IX patent family

We own a patent family, including patents and patent applications, directed to the use of the Padua mutation in human Factor IX for gene therapy. A patent cooperation treaty application was filed on September 15, 2009, and patents have been issued in the United States, Europe, and Canada. Further applications are pending in the United States, Europe, and Hong Kong. The issued patents include claims directed to FIX protein with a leucine at the R338 position of the protein sequence, nucleic acid sequences coding for this protein, and therapeutic applications, including gene therapy. The standard 20-year patent term of patents in this family will expire in 2029.

On July 31, 2019 we received a notice of allowance from the U.S. Patent and Trademark Office for U.S. application number 15/989,665, a third U.S. family member in the FIX-Padua patent family. The claims as allowed cover any AAV comprising a nucleic acid encoding a FIX-Padua protein, and promoter sequences, transcription termination and control elements. The claims also cover FIX-Padua variants with at least 70% sequence identity to FIX-R338L.

On June 13, 2018, we were granted European Patent 2337849 directed to a FIX polypeptide protein. The opposition period with respect to such patent expired on March 13, 2019, by which time five parties had filed an opposition. On July 25, 2019, we submitted responses to such oppositions with the European Patent Office, or EPO, and expect that oral proceeding with respect to such oppositions will take place in the first half of 2020. In addition, on May 15, 2019, a divisional European patent application in the FIX-Padua family, EP 3252157, was refused. In September 2019, we filed a notice of appeal with respect to such refusal. We are also pursuing a European divisional patent application that was filed on May 14, 2019.

Financing

On September 10, 2019, we completed a follow-on public offering of 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, we completed the sale of an additional 733,965 ordinary shares at a public offering price of $46.00 per ordinary share, pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in gross proceeds to us of $258.8 million. The net proceeds to us from this offering were $242.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We deducted $0.4 million of expenses incurred related to this offering from additional paid-in capital.

Organization

In August 2019 we promoted Sander van Deventer, M.D., Ph.D., to Executive Vice President, Research and Product Development, and Alex Kuta, Ph.D., to Executive Vice President, Operations. Dr. van Deventer, in addition to his responsibilities to being responsible for research, will now also be responsible for our product development. Dr. Kuta, in addition to regulatory affairs, will now also be responsible for global quality as well as GMP manufacturing at uniQure’s state-of-the-art facility in Lexington, Massachusetts. As a result of these changes, we eliminated the Chief Operating Officer role, and Scott McMillan, Ph.D. retired from uniQure.

Related Party Transaction

In August 2019, we entered into an Amended and Restated Agreement Collaboration and License Agreement (“Amended CLA”) as well as an additional new Collaboration and License Agreement (“New CLA”) with our related party 4DMT Molecular Therapeutics, Inc. (“4DMT”).  In the Amended CLA, we received from 4DMT an exclusive, sublicensable, worldwide license under certain 4DMT intellectual property rights to research, develop, make, use, and commercialize previously selected AAV capsid variants and certain associated products using 4DMT proprietary AAV technology for delivery of gene therapy constructs to cells in the central nervous system and the liver (“the Field”). In the New CLA, the parties agreed to research and develop at 4DMT’s cost new AAV capsid variants using 4DMT proprietary AAV technology for delivery of up to six additional transgene constructs in the Field that will be selected by us.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total revenues	$1,046	$3,148	$4,656	$9,676
Research and development expenses	(23,554)	(20,541)	(68,245)	(56,092)
Selling, general and administrative expenses	(8,929)	(5,898)	(24,866)	(18,095)
Net loss	(23,604)	(22,035)	(82,775)	(61,416)

As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents of $403.2 million and $234.9 million, respectively. We had a net loss of $23.6 million and $82.8 million in the three and nine months ended September 30, 2019, respectively, compared to $22.0 million and $61.4 million for the same periods in 2018. As of September 30, 2019, and December 31, 2018, we had accumulated deficits of $618.3 million and $535.5 million, respectively. We anticipate that our loss from operations will increase in the future as we:

●	Build-out our commercial infrastructure and seek marketing approval for any product candidates (including Etranacogene dezaparvovec) that successfully complete clinical trials;
●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
●	Continue to build-out our clinical, medical and regulatory capabilities;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, our management makes assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to recognition of License Revenue in accordance with ASC 606, BMS warrants and share-based payments. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. With the exception of ASC 842 Leases, during the nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

We believe that the assumptions, judgments and estimates involved in the recognition of License Revenue in accordance with ASC 606, BMS warrants and share-based payments to be our critical accounting policies during the year ended December 31, 2018, as well as during the three and nine months ended September 30, 2019. We also consider the accounting for our operating leases to be among our critical accounting policies.

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

We will continue to recognize lease cost on a straight-line basis and will continue to present these costs as operating expenses within our Consolidated statements of operations and comprehensive loss. We will continue to present lease payments and landlord incentive payments within cash flows from operations within our Consolidated statements of cash flows.

Revenues

We recognize Collaboration Revenues associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under our collaboration agreement during the initial research term (that ended on May 21, 2019). We are currently in discussions with BMS potentially to restructure the collaboration and license agreement and other related agreements following the expiration of the research term. During these discussions, which may be terminated by us or BMS at any time, we have agreed to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

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

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	Costs incurred to conduct consistency and comparability studies;
●	Costs incurred for the validation of our Lexington facility;
●	Costs incurred for the development and improvement of our manufacturing processes and methods;
●	Costs associated with our research activities for our next-generation vector and promoter platform;
●	Changes in the fair value of the contingent consideration related to our acquisition of InoCard (up to September 30, 2018) as well as the impairment of in process research and development acquired (in the three-month period ended September 30, 2018);
●	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
●	Amortization of intangible assets.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	Etranacogene dezaparvovec (hemophilia B). We have incurred costs related to the research, development and production of Etranacogene dezaparvovec for the treatment of hemophilia B. In June 2018, we initiated a pivotal study. We completed enrollment of this pivotal study in September 2019. In September 2018, we completed patient dosing in our Phase IIb dose-confirmation study.
●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and started incurring costs related to our Phase I/II trial from February 2019 onwards;
●	Preclinical research programs. We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and
●	Technology platform development and other related research. We incur significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs include employee expenses as well as professional fees related to the preparation of a commercial launch of Etranacogene dezaparvovec.

Other items, net

Our other income consists of payments to subsidize our research and development efforts as well as income from the subleasing of our Amsterdam facility.

Our other expense consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table presents a comparison of the three months ended September 30, 2019 and 2018.

	Three months ended September 30,
	2019	2018	2019 vs 2018
	(in thousands)
Total revenues	$1,046	$3,148	$(2,102)
Operating expenses:
Research and development expenses	(23,554)	(20,541)	(3,013)
Selling, general and administrative expenses	(8,929)	(5,898)	(3,031)
Total operating expenses	(32,483)	(26,439)	(6,044)
Other income	453	557	(104)
Other expense	(342)	(490)	148
Loss from operations	(31,326)	(23,224)	(8,102)
Other non-operating items, net	7,722	1,157	6,565
Loss before income tax benefit	(23,604)	(22,067)	(1,537)
Income tax benefit	—	32	(32)
Net loss	$(23,604)	$(22,035)	$(1,569)

Revenue

Our revenue for the three months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,
	2019	2018	2019 vs 2018
	(in thousands)
License Revenue	$842	$2,518	$(1,676)
Collaboration Revenue	204	630	(426)
Total revenues	$1,046	$3,148	$(2,102)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $0.8 million License Revenue in the three months ended September 30, 2019, compared to $2.5 million for the same period in 2018. The reduction in License Revenue is primarily a result of additional services we expect to provide as a result of BMS designating a replacement target for S100A1.

We recognized $0.2 million Collaboration Revenue in the three months ended September 30, 2019, compared to $0.6 million for the same period in 2018. The decrease in Collaboration Revenue was primarily related to the discontinuation of S100A1 research in the fourth quarter of 2018.

Research and development expenses

Research and development expenses for the three months ended September 30, 2019 were $23.6 million, compared to $20.5 million for the same period in 2018.

●	We incurred $9.8 million in personnel and consulting expenses in the three months ended September 30, 2019, compared to $8.2 million for the same period in 2018. Our costs during the three months ended September 30, 2019 increased by $1.6 million as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates;
●	We incurred $2.0 million in share-based compensation expenses in the three months ended September 30, 2019, compared to $0.9 million for the same period in 2018 primarily driven by the appreciation of our share price and increase in number of grants;
●	We incurred $7.0 million in external services and costs related to the development of our product candidates in the three months ended September 30, 2019, compared to $6.6 million in the same period in 2018. The increase was a result of the advancement of our ongoing Phase III and Phase IIb trials of Etranacogene dezaparvovec and additional activities in support of our pre-clinical product candidates, partially offset by a decrease in disposable costs;
●	We incurred $4.0 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended September 30, 2019, compared to $3.1 million in the same period in 2018. Our costs during the three months ended September 30, 2019 increased as a result of extending and expanding (as from June 2019) the lease of our Lexington facility;
●	We recorded no change in the fair value of the contingent consideration owed to the sellers of InoCard business in the three months ended September 30, 2019, compared to income of $3.8 million recorded in the same period in 2018; and
●	We incurred no impairment losses in the three months ended September 30, 2019, compared to an impairment loss of $5.4 million on the in-process research and development asset acquired in the InoCard business combination in the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $8.9 million, compared to $5.9 million for the same period in 2018.

●	We incurred $2.5 million in personnel and consulting expenses in the three months ended September 30, 2019, compared to $2.0 million in the same period in 2018;
●	We incurred $1.9 million in share-based compensation expenses in the three months ended September 30, 2019, compared to $1.7 million in the same period in 2018. The increase was primarily driven by the appreciation of our share price and increase in number of grants; and
●	We incurred $2.2 million in professional fees in the three months ended September 30, 2019, compared to $0.9 million in the same period in 2018. The increase was primarily driven by expenses related to the preparation of a commercial launch of Etranacogene dezaparvovec and various corporate activities.

Other items, net

We recognized $0.1 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2019, compared to $0.3 million for the same period in 2018.

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

Our other non-operating items, net, for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,
	2019	2018	2019 vs 2018
	(in thousands)
Interest income	$868	$949	$(81)
Interest expense - Hercules long-term debt	(960)	(515)	(445)
Foreign currency gains, net	6,041	455	5,586
Other non-operating gains	1,773	268	1,505
Total other non-operating income, net	$7,722	$1,157	$6,565

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $6.0 million during the three months ended September 30, 2019, compared to a net gain of $0.5 million during the same period in 2018.

In the three months ended September 30, 2019, we recognized an income of $1.8 million related to changes of fair value of warrants compared to an income of $0.3 million for the same period in 2018. The increase is primarily driven by reduction in fair value of the BMS warrants.

Comparison of the nine months ended September 30, 2019, and 2018

The following table presents a comparison of the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
	2019	2018	2019 vs 2018
	(in thousands)
Total revenues	$4,656	$9,676	$(5,020)
Operating expenses:
Research and development expenses	(68,245)	(56,092)	(12,153)
Selling, general and administrative expenses	(24,866)	(18,095)	(6,771)
Total operating expenses	(93,111)	(74,187)	(18,924)
Other income	1,332	1,737	(405)
Other expense	(1,038)	(1,252)	214
Loss from operations	(88,161)	(64,026)	(24,135)
Non-operating items, net	5,386	2,847	2,539
Loss before income tax expense	(82,775)	(61,179)	(21,596)
Income tax expense	—	(237)	237
Net loss	$(82,775)	$(61,416)	$(21,359)

Revenue

Our revenue for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine months ended September 30,
	2019	2018	2019 vs 2018
	in thousands
License revenue	$3,507	$7,092	$(3,585)
Collaboration revenue	1,149	2,584	(1,435)
Total revenues	$4,656	$9,676	$(5,020)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $3.5 million License Revenue in the nine months ended September 30, 2019, compared to $7.1 million for the same period in 2018. The reduction in License Revenue is primarily a result of additional services we expect to provide as a result of BMS designating a replacement target for S100A1.

We recognized $1.1 million in Collaboration Revenue in the nine months ended September 30, 2019, compared to $2.6 million for the same period in 2018. The decrease in Collaboration Revenue was primarily related to the discontinuation of S100A1 research in the fourth quarter of 2018.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2019 were $68.2 million, compared to $56.1 million for the same period in 2018.

●	We incurred $27.8 million in personnel and consulting expenses in the nine months ended September 30, 2019, compared to $23.6 million for the same period in 2018. Our costs during the nine months ended September 30, 2019 increased by $4.2 million as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates;

●	We incurred $6.1 million in share-based compensation expenses in the nine months ended September 30, 2019, compared to $2.7 million for the same period in 2018 primarily driven by the appreciation of our share price and increase in number of grants;
●	We incurred $21.8 million in external services and costs related to the development of our product candidates in the nine months ended September 30, 2019, compared to $18.5 million in the same period in 2018. The increase was a result of the advancement of our Phase III and Phase IIb trials of Etranacogene dezaparvovec, as well as increased activities associated with our pre-clinical product candidates, partially offset by a decrease in disposable costs;
●	We incurred $11.0 million in operating expenses and depreciation expenses related to our rented facilities in the nine months ended September 30, 2019, compared to $9.0 million in the same period in 2018. Our costs during the nine months ended September 30, 2019 increased as a result of extending and expanding (as of June 2019) the lease of our Lexington facility;
●	We recorded no results related to a change in the fair value of the contingent consideration owed to the sellers of InoCard business in the nine months ended September 30, 2019, compared to income of $4.0 million recorded in the same period in 2018; and
●	We incurred no impairment losses in the nine months ended September 30, 2019, compared to an impairment loss of $5.4 million on the in-process research and development asset acquired in the InoCard business combination in the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $24.9 million, compared to $18.1 million for the same period in 2018.

●	We incurred $7.6 million in personnel and consulting expenses in the nine months ended September 30, 2019, compared to $6.4 million in the same period in 2018 driven by increase in personnel related and consulting related expenses;
●	We incurred $6.7 million in share-based compensation expenses in the nine months ended September 30, 2019, compared to $4.7 million in the same period in 2018. The increase was primarily driven by the appreciation of our share price and increase in number of grants; and
●	We incurred $5.1 million in professional fees in the nine months ended September 30, 2019, compared to $3.1 million in the same period in 2018. The increase was primarily driven by expenses related to various corporate activities as well as the preparation of a commercial launch of Etranacogene dezaparvovec.

Other items, net

We recognized $0.4 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2019, compared to $0.8 million for the same period in 2018.

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

Our other non-operating items, net, for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,
	2019	2018	2019 vs 2018
	(in thousands)
Interest income	$2,038	$1,785	$253
Interest expense - Hercules debt	(2,854)	(1,496)	(1,358)
Foreign currency gains, net	7,063	2,888	4,175
Other non-operating expense	(861)	(330)	(531)
Total non-operating income, net	$5,386	$2,847	$2,539

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $7.1 million during the nine months ended September 30, 2019, compared to a net gain of $2.9 million during the same period in 2018.

In the nine months ended September 30, 2019, we recognized a loss of $0.9 million related to changes of fair value of warrants compared to a loss of $0.3 million for the same period in 2018.

Financial Position, Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $406.1 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into mid-2022. The table below summarizes our consolidated cash flow data for the nine months ended September 30, 2019, and 2018.

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$237,342	$161,851
Net cash used in operating activities	(72,677)	(58,034)
Net cash used in investing activities	(4,684)	(3,503)
Net cash generated from financing activities	247,511	143,117
Foreign exchange impact	(1,415)	(1,431)
Cash, cash equivalents and restricted cash at the end of period	$406,077	$242,000

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $23.6 million and $82.8 million during the three and nine months ended September 30, 2019, respectively, compared to a net loss of $22.0 million and $61.4 million during the same periods in 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $618.3 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through September 30, 2019, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

The 2018 Amended Facility extends the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. As of September 30, 2019, and December 31, 2018, $35 million was outstanding. We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% of the $35 million loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

On September 10, 2019, we completed a follow-on public offering 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, we completed the sale of an additional 733,695 ordinary shares at a public offering price of $46.00 per ordinary share, pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in gross proceeds to us of $258.8 million. The net proceeds to us from this offering were $242.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We deducted $0.4 million of expenses incurred related to this offering from additional paid-in capital.

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at a public offering price of $28.50 per ordinary share, resulting in gross proceeds to us of $147.5 million. The net proceeds to us from this offering were $138.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We deducted $0.2 of million expenses incurred related to this offering from additional paid-in capital.

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

Net Cash used in operating activities

Net cash used in operating activities was $72.7 million for the nine months ended September 30, 2019, and consisted of a net loss of $82.8 million adjusted for non-cash items, including depreciation and amortization expense of $4.9 million, share-based compensation expense of $12.8 million, fair value loss of derivative financial instruments of $0.9 million, unrealized foreign exchange gain of $6.7 million, and a decrease in unamortized deferred revenue of $3.4 million. Net cash used in operating activities also included changes in operating assets and liabilities of $1.6 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses and other current assets of $2.9 million and a net increase in accounts payable, accrued expenses and other liabilities of $4.5 million primarily related to our Etranacogene dezaparvovec and AMT-130 clinical trials.

Net cash used in operating activities was $58.0 million for the nine months ended September 30, 2018, and consisted of a net loss of $61.4 million adjusted for non-cash items, including depreciation and amortization expense of $10.4 million, share-based compensation expense of $7.4 million, fair value gain of derivative financial instruments and contingent consideration of $3.5 million, unrealized foreign exchange gain of $4.2 million, deferred tax expense of $0.2 million, a decrease in lease incentive of $0.3 million, and a decrease in unamortized deferred revenue of $7.1 million. Net cash used in operating activities also included changes in operating assets and liabilities of $0.5 million.

Net cash used in investing activities

In the nine months ended September 30, 2019, we used $4.7 million in our investing activities compared to $3.5 million for the same period in 2018.

	Nine months ended September 30,
	2019	2018
	(in thousands)
Build out of Lexington site	$(2,754)	$(1,208)
Build out of Amsterdam site	(934)	(597)
Acquisition of licenses and patents	(996)	(1,698)
Total investments	$(4,684)	$(3,503)

Investments in our Lexington site in 2019 primarily related to leasehold improvements for the expansion as well as changes to our existing Lexington facility.

Net cash generated from financing activities

During the nine months ended September 30, 2019, we received $4.0 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $4.6 million in the same period 2018.

We received net proceeds of $243.0 million associated with our follow-on offering in September 2019 and received net proceeds of $138.5 million associated with our follow-on offering in May 2018.

Funding requirements

We believe our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into mid- 2022. Our future capital requirements will depend on many factors, including but not limited to:

●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the scope, timing, results and costs of our current and planned clinical trials, including those for Etranacogene dezaparvovec in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;

~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2022 and will run through June 2023;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies; and
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of September 30, 2019, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total
	(in thousands)
Debt obligations (including $12.3 million interest payments)	$4,119	$3,141	$40,054	$—	$47,314
Operating lease obligations	5,411	5,506	16,761	35,305	62,983
Total	$9,530	$8,647	$56,815	$35,305	$110,297

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2019, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on such evaluation, our CEO has concluded that as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the third quarter of 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

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

All of our product candidates are in research or development. We have not generated any revenues from the sale of products and do not expect to do so for at least the next several years. Our lead product candidates, Etranacogene dezaparvovec (also known as AMT-061) and AMT-130, and any of our other potential product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. In 2017, we announced our plans to advance Etranacogene dezaparvovec, which includes an AAV5 vector carrying the FIX-Padua transgene, into a pivotal study. While we believe Etranacogene dezaparvovec and AMT-060, our product candidate that was previously studied in a Phase I/II study, have been demonstrated to be materially comparable in nonclinical studies and manufacturing quality assessments, it is possible that ongoing or future clinical studies of Etranacogene dezaparvovec may show unexpected differences from AMT-060. Should these differences have an unfavorable impact on clinical outcomes, they may adversely impact our ability to achieve regulatory approval or market acceptance of Etranacogene dezaparvovec.

In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis using a more sensitive antibody assay. Since we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes, patients who have anti-AAV5 antibodies are permitted to enroll in our planned pivotal study of Etranacogene dezaparvovec. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that ongoing or future clinical studies may not confirm these results, and if so, negatively impact the outcome of our study.

In advance of treating patients in the pivotal study of Etranacogene dezaparvovec, we conducted a short study to confirm the dose expected to be used in the pivotal trial. The dose-confirmation study enrolled three patients, who were administered a single dose of 2x1013 gc/kg. We have relied on the short-term data from this study, including FIX activity and safety outcomes during the weeks following administration of Etranacogene dezaparvovec, to confirm the dose to be used in the pivotal study. Following the results of this study, our Data Monitoring Committee confirmed the dose of 2x1013 gc/kg for administration in the pivotal study. Given the limited number of patients and short follow-up period, data from this study may differ materially from the future results of our planned pivotal study of Etranacogene dezaparvovec.

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

For drugs and biologics that have been designated as fast track products or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of drugs with fast track products or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten to twelve months under standard review. RMAT designations may also expedite product candidate development and approval.

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

As of September 30, 2019, a total of three patients reported serious adverse events related to the treatment of AMT-060 in our Phase I/II hemophilia B trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases. Additionally, one patient in our ongoing Phase IIb study of Etranacogene dezaparvovec underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to Etranacogene dezaparvovec.

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

Gene therapies are complex and difficult to manufacture. We could experience capacity, production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business.

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

The process of obtaining marketing approval for our product candidates in the United States, the European Union and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining marketing approval for any of our product candidates in the United States, the European Union or other countries, the commercial prospects of our other product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the United States, there have been a number of recent changes relating to gene therapy development.  By example, FDA issued a number of new guidance documents on human gene therapy development, one of which was specific to human gene therapy for hemophilia and another of which was specific to rare diseases.  Moreover, the U.S. National Institutes of Health, which also has authority over research involving gene therapy products, issued a proposed rule in October 2018, seeking to streamline the oversight of such protocols and reduce duplicative reporting requirements that are already captured within existing regulatory frameworks.  Moreover, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources and ultimately result in rejection. The FDA, EMA, and other regulatory authorities will likely continue to revise and further update its approach to gene therapies in the coming years. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful completion of preclinical studies and clinical trials;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities according to required quality specifications;

●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	obtaining and maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profile;
●	achieve value-based pricing levels based on durability of expression, safety and efficacy;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

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

The addressable markets for AAV-based gene therapies may be impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid may not be eligible for administration of a gene therapy that includes this particular capsid. For example, Etranacogene dezaparvovec, our gene therapy candidate for hemophilia B patients, incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for preexisting anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. However, we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, suggesting that patients who have anti-AAV5 antibodies may still be eligible for AAV5-based gene therapies. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results. This may limit the addressable market for Etranacogene dezaparvovec and any future revenues derived from the sale of the product, if approved.

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

Risks Related to Our Dependence on Third Parties

Our ongoing discussions with BMS to restructure the terms of our collaboration may not be successful or may result in material changes to these arrangements.

The research term of our collaboration and license agreement with BMS expired in May 2019, and we are currently in discussions with BMS potentially to restructure that agreement and the other related agreements to eliminate, reduce or alter our obligations under the collaboration. Our discussions are ongoing and may or may not result in any restructuring or changes to our collaboration. If a restructuring of our collaboration with BMS were to be concluded, we expect it would result in a termination or amendment of existing agreements, or the execution of new agreements that collectively could include changes in the number of future collaboration targets that may be designated by BMS, the exclusivity provisions related to collaboration targets, our obligations to provide manufacturing services for collaboration targets, as well as changes in or the elimination of our economic rights on collaboration targets, milestone payments, and BMS’s warrants to purchase our ordinary shares, among other potential matters. Any such restructuring, if concluded, may include additional or different provisions from those described above, and may include economic or other terms that are less advantageous for us.

Because the outcome of these discussions is unknown, we have not taken into account the impact of such restructuring, if any, on the timing of recognizing prepaid license revenue, or any other potential financial metrics, in our consolidated financial statements. We will account for any potential changes if and when the agreements are restructured.

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

Our licensing arrangements with third parties may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements either in part or in whole, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We had a net loss of $82.8 million in the nine months ended September 30, 2019, $83.3 million in the full year 2018 and $79.3 million in the full year 2017. As of September 30, 2019, we had an accumulated deficit of $618.3 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

●	Build-out our commercial infrastructure and seek marketing approval for any product candidates (including Etranacogene dezaparvovec) that successfully complete clinical trials;
●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to build-out our clinical, medical and regulatory capabilities;

●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our Second Amended and Restated Loan and Security Agreement (as amended, the “2018 Amended Facility) with Hercules Technology Growth Capital, Inc. (“Hercules”) and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

As of September 30, 2019, we had $35.0 million of outstanding principal of borrowings under the 2018 Amended Facility, which we are required to repay in monthly principal installments from January 2022 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under our existing debt could result in an event of default and acceleration of amounts due. Under the 2018 Amended Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

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

Many national and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect in May 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of EUR 20 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition and results of operations.

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

Dependent upon the country where the clinical trial is conducted, we currently hold a maximum of EUR 6,000,000 and minimum of EUR 2,000,000 in clinical trial insurance coverage in the aggregate, with a per incident limit of EUR 450,000 to EUR 1,000,000 with respect to the clinical studies we conduct. Such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event insurance coverage is insufficient to cover liabilities that we may incur, it could have a material adverse effect on our business, financial condition and results of operations.

Healthcare legislative and regulatory reform measures may have a material adverse effect on our financial operations.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through October 23, 2019, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on October 23, 2019, was $42.50 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 34.6% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at September 30, 2019. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

10.1t Amended and Restated Employment Agreement, executed September 17, 2019, by and between the Company and Dr. Kuta (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on September 20, 2019.

10.2t Employment Agreement, executed September 17, 2019, by and between the Company and Dr. Sander van Deventer (incorporated by reference to Exhibit 10.2 of the Company’s current report on form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on September 20, 2019.

10.3t Separation Agreement, executed September 16, 2019, by and between the Company and Dr. Scott McMillan (incorporated by reference to Exhibit 10.3 of the Company’s current report on form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on September 20, 2019.

10.4†* Amended and Restated Collaboration Agreement by and between 4D Molecular Therapeutics, Inc and uniQure biopharma B.V., dated August 6, 2019.

10.5†* Collaboration and License Agreement by and between 4D Molecular Therapeutics, Inc and uniQure biopharma B.V., dated August 6, 2019.

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 28, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*      The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 28, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

*            Filed herewith.

±            Furnished herewith.

t Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQURE, N.V.
By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive and Financial Officer)
By: /s/ Christian Klemt Christian Klemt Chief Accounting Officer

Dated October 28, 2019