Form 10-K
period 2019-12-31
uniQure N.V.
filed 2020-03-02
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

+31-20-240-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary shares, par value €0.05 per share	QURE	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes ☐ No ⌧

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2019 was $2,957.2 million, based on the closing price reported as of June 28, 2019 on the NASDAQ Global Select Market.

As of February 26, 2020, the registrant had 44,254,903 ordinary shares, par value €0.05, outstanding.

The documents incorporated by reference are as follows:

Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2020 and to be delivered to shareholders in connection with the 2020 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in Part I, Item 1 “Business,” Part 1, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part I, Item 1A “Risk Factors,” as well as those discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Annual Report on Form 10-K including in “Part I, Item 1A. “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Unless the context requires otherwise, references in this report to “uniQure,” “Company,” “we,” “us” and “our” and similar designations refer to uniQure N.V. and our subsidiaries.

Item 1.  Business.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies. Our lead program, etranacogene dezaparvovec for the treatment of hemophilia B, is currently being evaluated in a Phase III HOPE-B pivotal trial. In September 2019, we completed the enrollment of the lead-in phase of the HOPE-B pivotal trial. We are also developing a novel gene therapy product candidate, AMT-130, for patients with Huntington’s disease. In January 2019, we received notice from the United States Food and Drug Administration (“FDA”) of the clearance of our Investigational New Drug (“IND”) application and recently initiated a Phase I/II clinical study of AMT-130. Beyond our lead clinical program for hemophilia B and our Huntington’s disease program, we have a pipeline of additional AAV-based gene therapy programs in various stages of preclinical development.

We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our adeno-associated virus (“AAV”)-based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Key events

Conducting a pivotal study of hemophilia B lead candidate – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV5 vector incorporating the Factor IX-Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B. Etranacogene dezaparvovec has been granted Breakthrough Therapy Designation by the FDA and access to the PRIME initiative by the European Medicines Agency (“EMA”).

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec for hemophilia B. In January 2019, we dosed the first patient in the trial and in September 2019, we completed the enrollment of approximately 60 patients in the lead-in phase of this trial. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec. After the six-month lead-in period, patients are receiving a single intravenous administration of etranacogene dezaparvovec. The primary endpoint of the study will be based on the Factor IX (“FIX”) activity level achieved following the administration of etranacogene dezaparvovec, and the secondary endpoints will measure annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B pivotal trial have been tested for the presence of pre-existing neutralizing antibodies to AAV5 but are not being excluded from the trial based on their titers.

In February, May, July and December 2019, we presented updated data related to the three patients treated in our Phase IIb dose-confirmation study of etranacogene dezaparvovec. Data from the Phase IIb study of etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec. Mean FIX activity was 41% of normal at 52 weeks of follow-up, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 50% of normal. FIX activity in the second patient was 31% of normal and the third patient was 41% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. Based on the data obtained through October 24, 2019, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy for bleeds. One patient underwent hip surgery due to a pre-existing condition and was treated pre-operatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to etranacogene dezaparvovec.

Enrolling Phase I/II clinical study of Huntington product candidate (“AMT-130”)

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

In January 2019, our IND application for AMT-130 was cleared by the FDA enabling us to initiate our planned Phase I/II clinical study. The Phase I/II protocol is a randomized, imitation surgery-controlled, double-blinded study. The study will include three surgical sites and multiple referring, non-surgical sites in the U.S. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses. Patient screening for the study is currently underway. Additionally, we manufactured cGMP clinical material at our Lexington facility during 2019 and have released the clinical material for shipment.

Expanding our preclinical pipeline and proprietary technology platform

In November 2018, we announced the expansion of our research pipeline with three new AAV-based product candidates. Our lead preclinical candidate, AMT-180, is a novel hemophilia A gene therapy candidate that we believe has the potential to treat all hemophilia A patients, including those with past and current inhibitors. We are currently conducting safety and toxicology studies of AMT-180 to support the submission of an IND application. Our next most advanced preclinical candidates, AMT-190 and AMT-150, are differentiated gene therapy candidates for the treatment of Fabry disease and Spinocerebellar Ataxia Type 3 (“SCA3”), respectively. We are currently preparing to initiate safety and toxicology studies of AMT-150 to support the submission of an IND application. We are currently conducting additional preclinical studies to identify a lead candidate for AMT-190 for further safety testing.

We are actively engaged in the research and development of other potential product candidates that are currently in the pre-clinical stage of development as well as other related technologies in the field of gene therapy.

Financing

In September 2019, we raised $242.7 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, through a follow-on public offering of 5,625,000 ordinary shares at a public offering price of $46.00 per ordinary share.

Our Mission and Strategy

Our mission is to build an industry-leading, fully integrated and global company that leverages its validated technology and manufacturing platform to deliver transformative gene therapy products to patients with serious unmet medical needs.

Our strategy to achieve this mission is to:

Advance the development of etranacogene dezaparvovec (AMT-061), a potentially best-in-class treatment of hemophilia B. Etranacogene dezaparvovec combines the potential advantages of AAV5 with an enhanced Padua-FIX transgene, and may provide optimized clinical and tolerability benefits to all, or nearly all patients with hemophilia B. In September 2019, we completed enrollment of approximately 60 patients in the lead-in phase of our Phase III HOPE-B pivotal study.

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

Build a pipeline of gene therapy programs focused on rare and orphan diseases targeting liver-directed and central-nervous system (“CNS”) diseases. Beyond our lead clinical program for hemophilia B and our Huntington’s disease program, we have a pipeline of additional AAV-based gene therapy programs in various stages of preclinical development. We are leveraging our leading technology platform, which includes novel vectors, promoters and manufacturing capabilities, to develop gene therapies primarily focused on rare, monogenic liver-directed, and CNS disorders as well as cardiovascular diseases.

Leverage the favorable immunogenicity profile of AAV5-based gene therapies to develop multiple products. We have developed extensive experience with our AAV5-based gene therapies, including in five clinical trials in multiple liver-directed and CNS diseases. During these clinical trials, no patient treated with AAV5-based gene therapies experienced a confirmed immune response to the AAV5 capsid or complications associated with T-cell activation. Additionally, the AAV5 capsid has demonstrated a low avidity to pre-existing neutralizing antibodies (“Nab”), which may enable all, or nearly all patients to be eligible for treatment with AAV5-based gene therapies.

Invest in next-generation technologies with the goal of enhancing safety, improving efficacy and expanding the applicability of gene therapy to patients. We are developing proprietary technologies that have the potential to augment the safety and efficacy of our product candidates and broaden the applicability of our gene therapies to a wider range of diseases and patients. These technologies include (i) miQURETM, our one-time administered gene silencing platform, (ii) tailored vectors, promoters and other enhancers; (iii) optimized delivery and administration techniques; and (iv) novel transgenes. These technologies are developed both in-house by our experienced research team in Amsterdam, the Netherlands, as well as via collaborations with third parties.

Continue to expand our intellectual property portfolio. We have established what we believe is a leading intellectual property portfolio covering various aspects of our technology and programs, including (i) elements of our gene therapy constructs, such as AAV vectors, promoters and transgenes, including the novel Padua-FIX gene we utilize in etranacogene dezaparvovec for hemophilia B; (ii) innovative delivery technologies, such as re-administration of AAV gene therapy; and (iii) proprietary manufacturing processes covering key components of our upstream and downstream capabilities. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent protection for promising aspects of our technology platform and product candidates.

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

Our Development of etranacogene dezaparvovec for Hemophilia B

We are currently developing etranacogene dezaparvovec, a gene therapy for patients with hemophilia B that is designed to restore FIX activity, an essential protein for blood clotting. Etranacogene dezaparvovec includes an AAV5 vector incorporating the FIX-Padua variant (“FIX-Padua”). Etranacogene dezaparvovec is identical in structure to our first-generation hemophilia B product candidate, AMT-060, apart from two nucleotide substitutions in the coding sequence for FIX. The FIX-Padua variant expresses a protein with a single amino acid substitution that has been reported in multiple preclinical and nonclinical studies to provide an approximate eight-to nine-fold increase in FIX activity compared to the wild-type FIX protein, which was incorporated in AMT-060. All other critical quality attributes of AMT-061 are expected to be comparable to those of AMT-060, as AMT-061 utilizes the same AAV5 capsid and proprietary insect cell-based manufacturing platform.

Etranacogene dezaparvovec is intended to be delivered by intravenous (“IV”)-infusion, without immunosuppressant therapy, through the peripheral vein in a single treatment session for approximately 30 minutes.

Our goal for etranacogene dezaparvovec is to develop a gene therapy with the following profile:

●	long-term safety, including a favorable immunogenicity profile;
●	predictable, sustained and potentially curative increases in FIX activity;
●	significant reductions in both bleeding rates and the need for FIX replacement therapy; and
●	broad patient eligibility, including the potential to treat all or nearly all patients with hemophilia B.

AAV5-based gene therapies have been used in a multitude of clinical trials, including five clinical trials conducted by uniQure in patients with hemophilia B and other disorders. No patient treated in clinical trials with our AAV5-based gene therapies has experienced any confirmed, cytotoxic T-cell-mediated immune response to the capsid. An independent clinical trial has demonstrated that AAV5 has the lowest prevalence of pre-existing neutralizing antibodies compared to other AAV vectors. Data from our clinical, preclinical and nonclinical studies suggest that all, or nearly all patients may be eligible for treatment with etranacogene dezaparvovec.

The FDA has agreed that etranacogene dezaparvovec will fall under the existing Breakthrough Therapy Designation and IND for AMT-060, and the EMA has also agreed that etranacogene dezaparvovec will fall under the current priority medicines (“PRIME”) designation.

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec.

In January 2019 we dosed the first patient in our HOPE-B pivotal trial and in September 2019, we completed the enrollment of approximately 60 patients in the lead-in phase of the trial. The adult hemophilia B patients, which were classified as severe or moderately severe, were enrolled in a six-month observational period during which time they will continue to use their current standard of care to establish a baseline control. After the six-month lead-in period, patients will receive a single IV-administration of etranacogene dezaparvovec. The primary endpoint of the study is based on the FIX activity level achieved following the administration of etranacogene dezaparvovec, and the secondary endpoints are annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but were not excluded from the trial based on their titers.

In September 2018, we completed the dosing of a Phase IIb dose-confirmation study of etranacogene dezaparvovec. The Phase IIb study is an open-label, single-dose, single-arm, multi-center trial being conducted in the United States. The objective of the study was to evaluate the safety and tolerability of etranacogene dezaparvovec and confirm the dose based on FIX activity at six weeks after administration.  Three patients with severe hemophilia were enrolled in this study and received a single intravenous infusion of 2x1013 genome copies per kilogram (“gc/kg”). Patients were evaluated for the presence of pre-existing neutralizing antibodies to AAV5 but were not excluded from the trial on this basis. We followed the patients for a total 52 weeks to assess FIX activity, bleeding rates and usage of FIX replacement therapy, and will monitor the three patients for a total of five years to evaluate the safety of etranacogene dezaparvovec.

In December 2018, the study’s Data Monitoring Committee evaluated initial data from the Phase IIb study and confirmed the dose of 2x1013 gc/kg for the Phase III pivotal trial.

In February, May, July and December 2019, we presented updated data from the Phase IIb dose-confirmation study of etranacogene dezaparvovec. The most recent data that we announced from the Phase IIb study of etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec, with two of the three patients maintaining FIX activity in the normal range. Mean FIX activity was 41% of normal at 52 weeks of follow-up, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 50% of normal, the second patient was 31% of normal and the third patient was 41% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. Based on the data obtained through October 24, 2019, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy for bleeds. One patient underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to etranacogene dezaparvovec.

Intellectual Property for etranacogene dezaparvovec

In 2017, we acquired intellectual property from Professor Paolo Simioni (“Dr. Simioni”), a hemophilia expert at the University of Padua, Italy. The intellectual property includes U.S. Patent Number 9,249,405, which covers compositions of FIX-Padua nucleic acids and polypeptides (proteins), as well as their therapeutic uses.

On May 29, 2018, the U.S. Patent and Trademark Office (“USPTO”) granted us a second patent, U.S. Patent Number 9,982,248, which covers methods of treating coagulopathies (bleeding disorders), including hemophilia B, using AAV-based gene therapy with nucleic acid encoding the hyperactive FIX Padua variant. The FIX Padua variant is a FIX protein carrying a leucine at the R338 position, often called the "FIX-Padua" or "Padua mutant".

On November 5, 2019, the USPTO granted us a third patent, U.S. Patent Number 10,465,180, which covers any AAV comprising a nucleic acid encoding a FIX-Padua protein, and promoter sequences, transcription termination and control elements. The claims also cover FIX-Padua variants with at least 70% sequence identity to FIX-R338L.

In addition to the U.S. patents, on February 20, 2018, the Canadian Intellectual Property Office granted Patent Number 2,737,094, which covers FIX-Padua nucleic acids for use in gene therapy and FIX-Padua polypeptides for use in FIX replacement therapy.

On June 13, 2018, we were granted European Patent 2337849 B1 directed to a FIX polypeptide protein. The opposition period with respect to such patent expired on March 13, 2019, by which time five parties had filed an opposition. On July 25, 2019, we submitted responses to such oppositions with the European Patent Office, or EPO, and oral proceedings with respect to such oppositions will take place in June and July 2020. In addition, on May 15, 2019, a divisional European patent application in the FIX-Padua family, EP 3252157, was refused. In September 2019, we filed a notice of appeal with respect to such refusal. We are also pursuing a European divisional patent application that was filed on May 14, 2019. Both in the U.S. and in Europe, we have pending divisional applications still in prosecution phases.

Phase I/II Clinical Trial of AMT-060

In the third quarter of 2015, we initiated a Phase I/II clinical trial of AMT-060, our first-generation hemophilia B product candidate, in patients with severe or moderately-severe hemophilia B. AMT-060 consists of an AAV5 vector carrying a codon-optimized, wild-type, human FIX gene cassette licensed from St. Jude Children’s Research Hospital. The study is a five-year, open-label, uncontrolled, single-dose, dose-ascending multi-center trial that includes two cohorts, with the low-dose cohort using a treatment of 5x1012 gc/kg and the second-dose cohort using 2x1013 gc/kg. We enrolled five patients into the low dose cohort in the third quarter 2015. Another five patients were enrolled into the high dose cohort between March and May 2016.

In December 2019, we presented four-year follow-up data related to this Phase I/II clinical trial. All 10 patients enrolled continue to show long-term meaningful clinical impact, including sustained increases in FIX activity and improvements in their disease state as measured by reduced usage of FIX replacement therapy and decreased bleeding frequency. At up to four years of follow-up, AMT-060 continues to be generally well-tolerated, with no new serious adverse events and no development of inhibitors since the last reported data.

All five patients in the high-dose cohort of 2x1013 gc/kg continue to be free of routine FIX replacement therapy at up to three and a half years after treatment. Based on the six months of data collected during the fourth year of follow-up, the mean annualized bleeding rate was zero compared to an average of four bleeds during the year prior to treatment, representing a 100% reduction. Steadystate mean yearly FIX activity at three and a half years was 7.5%, compared with 7.1% in the first, 8.4% in the second and 7.9% in the third year.

Hemophilia A program (AMT-180)

Hemophilia A Disease and Market Background

Hemophilia A, also called factor VIII (“FVIII”) deficiency or classic hemophilia, is a genetic disorder caused by missing or defective factor VIII, a clotting protein. Although it is passed down from parents to children, about 1/3 of cases are caused by a spontaneous mutation, or change, in a gene. More than half of the patients have the severe form of hemophilia A. Patients with severe hemophilia A experience bleeding following an injury and may have frequent spontaneous bleeding episodes, often into their joints and muscles. Hemophilia A occurs in approximately one in 5,000 live births. Approximately 30% of patients with severe hemophilia A will develop an inhibitor that neutralizes the infused FVIII activity. Historically, this patient population has been underserved due to past exclusion from gene therapy research in clinical development.

Our Development of AMT-180 for Hemophilia A

AMT-180 is a novel hemophilia A gene therapy that we believe has the potential to treat all hemophilia A patients including those with past and current inhibitors. AMT-180 is a one-time, intravenously-administered, AAV5-based gene therapy incorporating a proprietary, exclusively licensed, modified FIX gene, FIX-FIAV, that has been demonstrated in preclinical studies to convey Factor VIII-independent activity and circumvent inhibitors to Factor VIII. Preclinical studies in wild-type and hemophilia A mice indicated that administration of FIX-FIAV resulted in FVIII-independent activity and was not associated with hypercoagulability. A separate study in non-human primates indicated that a single dose of AMT-180 resulted in expression levels that translate into FVIII-independent activity. In addition, FIX-FIAV induced thrombin activation in FVIII-depleted human plasma with or without inhibitors. These data indicate that AMT-180 may lead to durable expression in hemophilia A patients and may provide long-term prevention of bleeds.

In May 2019, we presented preclinical data at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting demonstrating that AMT-180 induced thrombin activation, and up to 29% of Factor VIII-independent activity, in FVIII-depleted human plasma. In these studies, a single intravenous administration of AMT-180 resulted in sustained, dose-dependent hemostatic effect as measured by one-stage clotting assay. Further, AMT-180 demonstrated activation kinetics similar to native FIX and was not hyperactive. In a pilot study in non-human primates we demonstrated that administration of AMT-180 resulted in sufficient FIX protein expression that could be translated to Factor VIII-independent activity in humans. No elevation of coagulation activation markers or signs of thrombi formation were observed.

We are currently conducting safety and toxicology studies of AMT-180 to support the submission of a clinical trial application.

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

Fabry disease has two major disease phenotypes: the type 1 “classic” and type 2 “later-onset” subtypes. Both lead to renal failure, and/or cardiac disease, and early death. Type 1 males have little or no functional a-Gal A enzymatic activity (<1% of normal mean) and marked accumulation of GL-3/Gb3 and related glycolipids in capillaries and small blood vessels which cause the major symptoms in childhood or adolescence.  In contrast, males with the type 2 “later-onset” phenotype (previously called cardiac or renal variants) have residual a-Gal A activity, lack GL-3/Gb3 accumulation in capillaries and small blood vessels, and do not manifest the early manifestations of type 1 males. They experience an essentially normal childhood and adolescence. They typically present with renal and/or cardiac disease in the third to seventh decades of life. Most type 2 later-onset patients have been identified by enzyme screening of patients in cardiac, hemodialysis, renal transplant, and stroke clinics and recently by newborn screening. Fabry disease occurs in all racial and ethnic populations and affects males and females. It is estimated that type 1 classic Fabry disease affects approximately one in 40,000 males. The type 2 later-onset phenotype is more frequent, and in some populations may occur as frequently as about 1 in 1,500 to 4,000 males.

Our Development of AMT-190 for Fabry Disease

AMT-190 is a one-time, IV-administered, AAV5-based gene therapy designed to circumvent GLA antibodies that can inhibit efficacy in Fabry patients. AMT-190 incorporates a proprietary, exclusively licensed, modified NAGA (“ModNAGA”) variant. ModNAGA may have several advantages over other therapies for Fabry disease, including higher stability in blood, circumvention of inhibitors, better biodistribution in the target organs, secondary toxic metabolite reduction and improved cross-correction of neighboring cells. As such, AMT-190 has the potential to be a more effective, longer-term treatment of Fabry disease. In cultured cells and in a study in wild-type mice, AMT-190 resulted in significant increases in GLA activity. In a preclinical study, Fabry mice were injected with a single dose of AMT-190, resulting in ModNAGA expression with subsequent GLA-activity in plasma. We believe that these studies may demonstrate proof-of-concept of AMT-190 as a gene therapy candidate for Fabry disease.

At the ASGCT Annual Meeting in May 2019, we presented data from in vitro and in vivo studies showing that AMT-190 has the potential to become a one-time treatment option that could be an improvement upon the enzyme replacement standard of care with more efficient uptake in the kidney and heart and an improved immunogenicity profile. In particular, data from a study in wild-type mice showed a single intravenous administration of AMT-190 resulted in a ten- to twenty-fold higher GLA activity in the plasma compared to the control group. Additionally, in a study in a diseased mouse model, GLA activity was significantly increased in plasma, and lyso-Gb3 was significantly reduced in target organs after a single dose of AMT-190. In silico and in vitro studies also showed that the modifications introduced into NAGA are believed to pose a very low immunogenicity risk.

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

Our Development of AMT-130 for Huntington’s Disease

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV vector carrying an engineered miRNA designed to silence HTT and exon 1 HTT, a potentially highly toxic protein fragment that may also contribute to disease pathology. AMT-130 comprises a recombinant AAV5 vector carrying a DNA cassette, encoding a miRNA that non-selectively lowers or knocks-down HTT and exon 1 HTT in Huntington’s disease patients. AMT-130 was developed using our miQURE™ technology, a proprietary, one-time administered gene silencing platform. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA. AMT-130 is intended to be administered directly into the brain via a stereotactic, magnetic resonance imaging guided catheter.

Our goal for AMT-130 is to develop a gene therapy with the following profile:

●	One-time administration of disease-modifying therapy into the striatum, the area of the brain where Huntington’s disease is known to manifest;
●	Biodistribution of the therapy in both the deep and cortical structures of the brain via transport of the AAV vector and through secondary exosome-mediated delivery; and
●	Safe, on-target and durable knockdown of HTT and exon 1 HTT.

In April 2017, we presented preclinical data on AMT-130 in transgenic mini pigs. The data demonstrated widespread, dose-dependent distribution of the vector throughout the mini pig brain that corresponded strongly with the mutant HTT expression. Researchers also observed a dose-dependent reduction in mutant HTT protein levels, as well as similar trends in cerebral spinal fluid. There were no serious adverse events related to the surgical procedure or the AMT-130 treatment.

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

In January 2019, our IND application for AMT-130 was cleared by the FDA and in the fourth quarter of 2019 we initiated patient screening for a Phase I/II study. The Phase I/II protocol is a randomized, imitation surgery-controlled, double-blinded study conducted at three surgical sites, and multiple referring, non-surgical sites in the U.S. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses. The cGMP clinical material has been manufactured in 2019 at our Lexington facility and has been released for shipment.

In February 2019, we presented new preclinical data at the 14th Annual CHDI Huntington’s disease Therapeutics Conference that illustrate the therapeutic potential of AMT-130 in restoring function of damaged brain cells in Huntington’s disease. In that study, AMT-130 was generally well-tolerated and resulted in a sustained reduction of mutant huntingtin protein.

Spinocerebellar Ataxia Type 3 program

Spinocerebellar Ataxia type 3 and Market Background

SCA3, also known as Machado-Joseph disease, is a central nervous system disorder caused by a CAG-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3. Patients with SCA3 experience brain degeneration that results in movement disorders, rigidity, muscular atrophy and paralysis. There is currently no treatment available that slows the progressive course of this potentially lethal disease.

Prevalence of SCA3 is estimated to be one to two per 100,000 with significant geographical and ethnic variations, with the highest prevalence rates observed in the Azores (Flores Island (1/239)), the intermediate prevalence rates observed in Portugal, Germany, the Netherlands, China and Japan, and the lower prevalence observed in North America, Australia and India. SCA3 is the most common form of ADCA1 in most genetically characterized populations.

Our preclinical SCA3 program

AMT-150 is a one-time, intrathecally-administered, AAV gene therapy incorporating our proprietary miQURE™ silencing technology that is designed to halt ataxia in early manifest SCA3 patients. In an in-vitro study with human Induced Pluripotent Stem (“IPS”) derived neurons, AMT-150 has been shown to lower the human ataxin-3 protein by 65%, without any off-target effects. We also performed a proof-of-concept in-life study in SCA3 mice demonstrating that AMT-150 was able to lower toxic ataxin-3 protein by up to 53% in the cerebellum and up to 65% in the brain stem after a single administration. Further studies in non-human primates demonstrate the ability to distribute and express a reporter gene in the most degenerated brain regions in SCA3. In these preclinical studies, a single administration of AMT-150 resulted in sustained expression and efficient processing with on-target engagement. Additionally, AMT-150 lacked off-target activity in these studies. We are currently preparing to initiate safety and toxicology studies of AMT-150 to support the submission of an IND application.

Bristol-Myers Squibb Collaboration

In May 2015, we entered into a collaboration and license agreement and various related agreements with Bristol-Myers Squibb Company (“BMS”), that provided BMS with exclusive access to our gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases.  The collaboration agreement provides that we may collaborate on up to ten collaboration targets in total. BMS has currently designated four collaboration targets. We agreed to certain restrictions on our ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs. For any collaboration targets that are advanced to clinical development, we would be responsible for manufacturing of clinical and commercial supplies. BMS has been reimbursing us for our research and development costs in support of the collaboration during the initial research term and would lead development, regulatory and commercial activities for any collaboration targets that may be advanced.

During the initial four-year research term, we supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the designated collaboration targets. In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the research term, but rather we preferred to restructure the collaboration to reduce or eliminate certain of our obligations under it. Accordingly, the research term under the collaboration terminated on May 21, 2019, and we are currently in discussions with BMS potentially to restructure the collaboration and license agreement and other related agreements following the expiration of the research term. Although such discussions are ongoing and may not result in any amendment to these arrangements, we believe that the final resolution of these discussions may result in material changes to our collaboration with BMS.

Equity arrangements

After entering into the collaboration in 2015, BMS acquired 2.4 million or 9.9% of our outstanding shares following the issuance for aggregate consideration of $75.5 million. As of December 31, 2019, BMS held 5.5% of our outstanding ordinary shares. We also granted BMS two warrants. BMS may at its option acquire, at a premium to the market, an additional number of shares such that BMS owns 14.9% and 19.9%, respectively, of our outstanding ordinary shares immediately after such purchase. The exercise of each warrant is conditioned upon the designation of a specified number of additional collaboration targets and payment of related fees by BMS, as well as a minimum number of collaboration programs under development. As of December 31, 2019, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable.

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

We also granted BMS certain information rights under the Investor Agreement, although these requirements may be satisfied by our public filings required by U.S. securities laws.

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

BMS is also subject to a lock-up pursuant to the Investor Agreement. Without our prior consent, BMS may not sell or dispose of its shares in respect of each ordinary share acquired pursuant to the Share Subscription Agreement and the warrants, until the first anniversary of issuance of each such ordinary shares. However, this lock-up may terminate sooner or its terms could change in the event the Collaboration Agreement is terminated or amended.

The Investor Agreement also requires BMS to vote all of our ordinary shares it beneficially holds in favor of all items on the agenda for the relevant general meeting of shareholders of our company as proposed on behalf of our company, unless, in the context of a change of control or similar transaction, BMS has itself made an offer to our company or our board in connection with the transaction that is the subject of the vote, in which case it is free to vote its shares at its discretion. This voting provision will terminate upon the later of the date on which BMS no longer beneficially owns at least 4.9% of our outstanding ordinary shares, the closing of a transaction that provides BMS exclusive and absolute discretion to vote our shares it beneficially holds, or the termination of the Collaboration Agreement for breach by us.

New Technology Development

We are seeking to develop next-generation technologies with the goal of further improving the potential of AAV-based gene therapies to treat patients suffering from debilitating diseases.

We are focused on innovative technologies across each of the key components of an AAV-based gene therapy, including: (i) the capsid, or the outer viral protein shell that encloses the target DNA; (ii) the promoter, or the DNA sequence that drives the expression of the transgene; and (iii) the transgene, or therapeutic gene.

We dedicate significant effort to designing and screening novel AAV capsids with the potential for (i) higher biological potency; (ii) increased specificity and penetration of specific tissue types; and (iii) enhanced safety. We believe we have significant expertise in vector engineering and have created promising genetically engineered capsids using a “rational design” approach. Multiple capsid engineering projects are currently ongoing including directed evolution with 4D Molecular Therapeutics (“4DMT”) for improved tissue-specific targeted transduction of AAV.

Briefly, identification of next generation capsids via “directed evolution” involves a capsid selection process in which libraries of mutant variants are screened for optimal properties. In January 2014, we entered into a collaboration and license agreement with 4DMT for the discovery and optimization of next-generation AAV capsids targeting the liver and the brain, which we amended and restated (the “Amended and Restated CLA”) in August 2019. In connection with the execution of the Amended and Restated CLA we entered into a separate Collaboration and License Agreement (“New CLA”) with 4DMT. Pursuant to the terms of the Amended and Restated CLA, we received from 4DMT an exclusive sublicensable, worldwide license under certain 4DMT intellectual property rights to research, develop, make, use and commercialize previously selected AAV capsid variants and certain associated products using 4DMT proprietary AAV technology for delivery of gene therapy constructs to cells in the central nervous system and the liver (“the Field”). In accordance with the New CLA, the parties agreed to research and develop, at 4DMT’s cost, new AAV capsid variants using 4DMT proprietary AAV technology for delivery of up to six additional transgene constructs in the Field that will be selected by us.

In addition to the directed evolution approach where we screen a library of AAV mutants, we are also rationally engineering the AAV capsids to target them to specific cells and/or tissues. Using such engineered AAV capsids will ensure selected transduction of the targeted, desired cell type. The strategy will diminish potential off target effects.

We work extensively on designing synthetic promoters with the potential of enabling higher levels of protein expression in specific tissue types. A “promoter” is an essential component of a gene therapy construct that controls expression of a therapeutic protein. Synthetic promoters, which do not exist in nature, are optimally tailored to drive gene expression at a desired level and specificity. In January 2015, we entered into an agreement with Synpromics Limited (“Synpromics”), a United Kingdom-based biotechnology company, to jointly fund research relating to the development of optimized promoters for liver-directed gene therapies. This resulted in an array of liver-specific promoters proprietary to uniQure and one such promoter from the Synpromics collaboration is being utilized in our AMT-180 program for the treatment of hemophilia A. In October 2018, we presented non-clinical data demonstrating that this optimized promoter is capable of generating up to a 40-fold increase in expression compared to a reference promoter. The new promoters may enable us to tailor expression levels required for a specific therapeutic transgene.

In order to further tailor gene therapies to optimally address certain disorders we may also incorporate specific modifications into the transgenes of our gene therapy constructs.  For example, we incorporated the Padua-FIX variant into our hemophilia B gene therapy in order to substantially increase the resulting FIX activity and potentially improve clinical outcomes. For other programs, such as our gene therapy constructs for hemophilia A and Fabry disease, we have also utilized modified transgenes with the goal of enhancing efficacy, durability and safety, as well as expanding the access of gene therapies to patients with inhibitors.

We have also demonstrated the ability to deliver engineered DNA constructs that can silence or suppress disease-causing genes. Our miQURE™ gene silencing platform, based on exclusively licensed technology from CSHL, is designed to degrade mutated genes without off-target toxicity and induce silencing of the mutated gene in the entire target organ through secondary exosome-mediated delivery. miQURE™-based gene therapy candidates, such as AMT-130, incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. Preclinical studies of miQURE™-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact to the cellular miRNA or messenger RNA transcriptome.

Commercial-Scale Manufacturing Capabilities

The ability to reliably produce at a high quality and at commercial-scale is a critical success factor in AAV gene therapy. We produce our gene therapies using patent-protected, insect cell-based, baculovirus AAV production systems.

We believe our integrated manufacturing capabilities provide us several potential advantages, including:

●	Know-how. Since our founding in 1998, we have invested heavily in developing optimized processes and methods to reliably and reproducibly manufacture AAV-based gene therapies at commercial scale. During this time, we have accumulated significant internal experience and knowledge of the underlying production technology and critical quality attributes of our products. These learnings have been essential in developing a modular, third generation production system that can be used to produce all of our gene therapy products.

●	Flexibility. Controlling cGMP manufacturing allows us to rapidly adapt our production schedule to meet the needs of our business. By controlling our manufacturing, we do not rely on contract manufacturers, nor do we require costly and time-consuming technology transfers to third parties. Our facilities are designed to commercially supply multiple products and are flexibly designed to accommodate expansion and scale up as our needs change.

●	Faster Path to Market. We believe our manufacturing platform enables us to rapidly produce new products for clinical investigation, minimize time between clinical phases and complete scale-up as product candidates advance into late-stage development and commercialization. For example, in transitioning our hemophilia B program from AMT-060 to AMT-061, we were able to rapidly demonstrate manufacturing comparability and produce clinical material for our ongoing Phase III pivotal study, thereby accelerating our time to market.

●	High Purity. The baculovirus system eliminates the risk of introducing mammalian cell derived impurities.

●	Scalability. We have demonstrated our manufacturing process is reproducible at volumes ranging from 2 liters to 500 liters and believe it is possible to achieve higher scale production with our insect-cell, baculovirus system.

●	Low Cost of Goods. We believe our ability to scale production has the potential to significantly reduce unit costs. Our manufacturing process also utilizes fully disposable components, which enables faster change-over times between batches and lower costs associated with cleaning and sterilization. Additionally, our production system does not require the use of plasmids, which can be a costly raw material.

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

Our intellectual property portfolio consists of owned and in-licensed patents, copyrights, licenses, trademarks, trade secrets and other intellectual property rights.

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

We file the initial patent applications for our commercially important technologies in both Europe and the United States. For the same technologies, we typically file international patent applications under the PCT within a year. We also may seek, usually on a case-by-case basis, local patent protection in Canada, Australia, Japan, China, India, Israel, South Africa, New Zealand, South Korea and Eurasia, as well as South American jurisdictions such as Brazil and Mexico.

As of December 31, 2019, our intellectual property portfolio included the following rights:

●	28 patent families that we own;

●	7 patent families that we exclusively in-license; and

●	1 patent family that we non-exclusively in-license.

As of December 31, 2019, the geographic breakdown of our owned and exclusively in-licensed patent portfolio was as follows:

●	29 issued U.S. patents;

●	16 granted European patents;

●	9 pending PCT patent applications;

●	12 pending U.S. patent applications;

●	15 pending European patent applications; and

●	56 pending and 52 granted patent applications in other jurisdictions.

The patent portfolios for our manufacturing, administration and technology platform and for our most advanced programs are summarized below.

Our Manufacturing and Technology Platform Patent Portfolios

We own a patent family directed to large scale production of AAV vectors in insect cells relating to first-generation technology that we developed for improvement of manufacturing in insect cells. The family includes issued patents in the United States, Europe, Japan and other jurisdictions and pending applications in the United States and other jurisdictions. The standard 20-year term for patents in this family will expire in 2027.

Furthermore, we own patent families directed to improving AAV vectors and covering AAV vectors manufactured at large scale relating to our second-generation technology. One patent family includes issued patents in the United States, Europe, Japan, Australia, China and other jurisdictions and pending applications in the United States, Europe and other jurisdictions. The standard 20-year term for patents in this family will expire in 2028. Another patent family contains issued patents in the United States and pending patents in the United States and Europe. The standard 20-year term for patents in this family will expire in 2031. We also have a patent family relating to our third-generation technology for improved manufacturing. The patent family contains issued patents in the United States and Europe and other jurisdictions, and has patents pending in Europe and other jurisdictions. The standard 20-year term for patents in this family will expire in 2029.

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

We own a patent family directed to the analysis of manufactured AAV product. This patent family has been granted a patent in Europe and contains patent applications pending in the United States, Europe and other jurisdictions. The standard 20-year term for patents in this family, if issued, will expire in 2035.

We own a patent family directed to AAV5 administration technology through intrathecal delivery routes. This family includes patent applications in the US, Europe and other jurisdictions. The standard 20-year term of patents, if issued, in this family will expire in 2034.

We own a patent family directed to AAV5 administration technology in patients utilizing an immunoadsorption procedure. This family includes a PCT-application and a concomitantly filed US patent application. The standard 20-year term of patents in this family, if issued, will expire in 2037.

We own a patent family directed to AAV5 administration technology in patients combined with an intralipid infusion procedure. This family includes a PCT-application. The standard 20-year term of patents in this family, if issued, will expire in 2038.

We own a patent family directed to the treatment of human patients that may be suspected to have neutralizing antibodies against the AAV5 or other AAV. The family includes a PCT-application. The standard 20-year-term of patents in this family, if issued, will expire in 2038.

We own a patent family directed to AAV gene therapy vectors comprising liver-specific promoters. The standard 20-year term of patents in this family, if issued, will expire in 2039.

The liver-specific promoters owned by us were identified under a co-operation and license agreement with Synpromics, pursuant to which development milestone payments and future single-digit royalties on net sales of a product commercialized in connection with such liver-specific promoters, if any, are payable to Synpromics.

We own patent families directed to gene therapy involving miRNA, including the treatment of neurodegenerative diseases and the monitoring of the effects of such treatment. The standard 20-year term of patents in these families, if issued, will expire in 2039.

Our Patent Portfolio Related to Development Programs

Hemophilia B

We own a patent family, including patents and patent applications, directed to the use of the Padua mutation in hFIX for gene therapy in etranacogene dezaparvovec. A PCT application was filed on September 15, 2009, and patents have been issued in the United States, Europe, and Canada. Further applications are pending in the United States (three issued patents), Europe, and Hong Kong. The issued patents include claims directed to FIX protein with a leucine at the R338 position of the protein sequence, nucleic acid sequences coding for this protein, and therapeutic applications, including gene therapy. The standard 20-year patent term of patents in this family will expire in 2029.

On June 13, 2018, we were granted European Patent 2337849 directed to a polypeptide protein. The opposition period with respect to such patent expired on March 13, 2019, by which time five parties had filed an opposition. On July 25, 2019, we submitted responses to such oppositions with the EPO and oral proceedings with respect to such oppositions will take place in June and July 2020. In addition, on May 15, 2019, a divisional European patent application in the FIX-Padua family, EP 3252157, was refused. In September 2019, we filed a notice of appeal with respect to such refusal. We are also pursuing a European divisional patent application that was filed on May 14, 2019.

On January 4, 2020, a petition seeking Inter Partes Review of U.S. Patent No. 9,249,405 (the “’405 Patent”) was filed by Pfizer, Inc. The petition seeks to invalidate claims 6 and 9-15 of the ‘405 Patent. We are in the process of responding to the petition.

Huntington’s disease

We own a patent family directed to gene therapy treatment of Huntington’s disease within AMT-130. This family includes an issued patent in the United States and pending patent applications in the US, Europe and other jurisdictions. The standard 20-year term of patents in this family will expire in 2035.

In May 2019, we announced the issuance of two new patents covering AMT-130, U.S. Patent 10,174,321 and European Patent EP 3237618 B1.  The claims as granted cover the RNA constructs specifically designed to target exon1 and the embedding of these Huntington’s disease RNA sequences into the miR451 scaffold, which is exclusively licensed to us from Cold Spring Harbor Laboratory (“CSHL”). The claims also cover certain expression cassettes comprising the RNA constructs and the use of gene therapy vectors including AAV vectors encompassing the described expression cassettes. In addition, this patent family has multiple pending family members, including pending applications in U.S. and Europe.

AMT-130 incorporates the Company’s proprietary miQURE™ gene silencing technology platform, which is designed to degrade disease-causing genes, without off-target toxicity, and induce silencing of the entire target organ through secondary exosome-mediated delivery.  We have filed additional patent applications related to this technology generally and AMT-130, specifically which will potentially provide further patent protection for our Huntington’s disease clinical candidate AMT-130.

Hemophilia A (AMT-180)

We co-own a patent family directed to AAV-based gene therapies for treatment of hemophilia with DRK-Blutspendedienst Baden-Wuerttemberg-Hessen GmbH (“DRK”). Discussion on assignment and license are ongoing. Upon completion, this patent family would be assigned to us. In addition, two patent families currently owned by DRK-Blutspendedienst would also be assigned to us.

SCA3 (AMT-150)

We own a patent family directed to AAV-based gene therapies for treatment of SCA3. The standard 20-year term of patents in this family, if issued, will expire in 2039.

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

Technology Used for Multiple Programs

We are exploiting technology from third-party sources described below in more than one of our programs.

National Institutes of Health—AAV production

In 2007, we entered into a non-exclusive license agreement with the NIH, which we amended in 2009 and 2013. The patents under this license cover technology to produce AAV vectors in insect cells. We may only grant sublicenses under this agreement with the NIH’s consent, which may not be unreasonably withheld. The standard 20-year term for the underlying patents will expire in 2022.

Payment obligations to the NIH under this license agreement include a low single-digit percentage royalty on the net sales of licensed products by us or on our behalf; development and regulatory milestone payments; and an annual maintenance fee creditable against royalties. We do not have to pay royalties or milestone fees under this agreement if we have to pay royalties or milestone fees under our 2011 agreement with the NIH, described below, for the same product. Under the license agreement, we have agreed to meet benchmarks in our development efforts, including as to development events, clinical trials and marketing approval, within specified timeframes.

The NIH may terminate this agreement in specified circumstances relating to our insolvency or bankruptcy. We may terminate this agreement for any reason, in any territory, subject to a specified notice period.

National Institutes of Health—AAV5

In 2011, we entered into another license agreement with the NIH, superseding an earlier agreement. This agreement was amended in 2016. Under this agreement, the NIH granted us an exclusive, worldwide license to patents relating to AAV5 for use in therapeutic products to be delivered to the brain or liver for treatment of human diseases originating in the brain or liver but excluding arthritis-related diseases, and a non-exclusive, worldwide license to patents relating to AAV5 for all other diseases. We refer to the products licensed under this agreement as AAV5 products. We may grant sublicenses under this agreement only with the NIH’s consent, which may not be unreasonably withheld. The standard 20-year term for the underlying patents expired in 2019, but there are U.S. patents still in force of which the latest will expire in 2021.

Payment obligations to the NIH under this license agreement include royalties equal to a low single-digit percentage of net sales of AAV5 products; development and regulatory milestone payments; and an annual maintenance fee creditable against royalties. If an AAV5 product is also covered by our 2007 agreement with the NIH, our obligation to pay royalties on net sales and our obligation to pay milestone fees only apply under this 2011 agreement and not the 2007 agreement. We have agreed to meet benchmarks in our development efforts, including as to development events, clinical trials and marketing approval, within specified timeframes.

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

Technology Used for Specific Development Programs

Hemophilia B

Padua

On April 17, 2017, we entered into an Assignment and License Agreement with Dr. Simioni (the “Padua Assignment”). Pursuant to the Padua Assignment, we acquired from Dr. Simioni all right, title and interest in a patent family covering the variant of the FIX gene, carrying an R338L mutation (FIX-Padua; “Padua IP”). Under the Padua Assignment, we have also licensed certain know-how included in the Padua IP. We will provide Dr. Simioni with an initial license fee and reimbursement of past expenses, as well as payments that may come due upon the achievement of certain milestone events related to the development of the Padua IP and may also include royalties on a percentage of certain revenues. We have granted a license back of the Padua IP to Dr. Simioni for therapeutic or diagnostic use of a modified Factor IX protein (other than in connection with gene therapy) and any application for non-commercial research purposes. We have agreed to indemnify Dr. Simioni for claims arising from our research, development, manufacture or commercialization of any product making use of the Padua IP, subject to certain conditions.  The Padua Assignment will remain in effect, unless otherwise terminated pursuant to the terms of the Padua Assignment, until the later of (i) the expiration date of the last of the patents within the Padua IP and (ii) the expiration of the payment obligations under the Padua Assignment.

St. Jude Children’s Research Hospital

In 2008, we entered into a license agreement with St. Jude, which we amended in 2012. Under this license agreement, St. Jude has granted us an exclusive license, with a right to sublicense, to patent rights relating to expression of hFIX in gene therapy vectors, to make, import, distribute, use and commercialize products containing hFIX covered by a valid patent claim in the field of gene therapy for treatment or prophylaxis of hemophilia B. In addition, we have a first right of negotiation regarding any patent applications that are filed by St. Jude for any improvements to the patent rights licensed to us. The U.S. patent rights will expire in 2028 and the European patents will expire in 2025.

We have agreed to pay St. Jude a royalty equal to a low single-digit percentage of net sales, if any, by us or our sublicensees of products covered by the licensed patent rights, and a portion of certain amounts we receive from sublicensees ranging from a mid-single digit to a mid-teen double-digit percentage of such amounts. We have also agreed to pay St. Jude one-time milestone fees totaling $6.5 million upon the achievement of specified development and regulatory milestones, and an annual maintenance fee creditable against royalties and milestones in the same year. We have agreed to use commercially reasonable efforts to diligently develop and commercialize products licensed under this agreement.

The agreement will remain in effect until no further payment is due relating to any licensed product under this agreement or either we or St. Jude exercise our rights to terminate it. St. Jude may terminate the agreement in specified circumstances relating to our insolvency. We may terminate the agreement for convenience at any time subject to a specified notice period.

Huntington’s disease and SCA3

Cold Spring Harbor Laboratory

In 2015, we entered into a license agreement with CSHL in which CSHL granted to us an exclusive, sublicensable license to develop and commercialize certain of CSHL’s patented RNAi-related technology for use in connection with the treatment or prevention of Huntington’s disease. The standard 20-year patent term for the licensed patents expires in 2031.

In 2018, we entered into an amendment of the license agreement with CSHL that expanded the license to include the diagnosis, treatment or prevention of all CNS diseases in the Field, including but not limited to Huntington’s disease. In addition, under the amended license agreement CSHL granted to us an exclusive license for a three-year term to develop and commercialize therapeutic products for the additional disease classifications in the Field of liver diseases, neuromuscular diseases and cardiovascular diseases. If we meet certain diligence milestones during the initial three-year development term, we may include exclusively additional disease classifications within the additional Fields on similar terms and conditions as the CNS diseases.

Under this license agreement, annual fees, development milestone payments and future single-digit royalties on net sales of a licensed product are payable to CSHL.

Hemophilia A

DRK Blutspendedienst

In 2018, we entered into a research and option agreement with DRK. Under the agreement, we received an option to exclusively license from DRK patents and other intellectual property in the area of FIX variants potentially useful in treating Hemophilia A and Hemophilia B, and the parties agreed to undertake a research plan to allow us to evaluate whether we desire to exercise the option. The option was exercised in 2019. The associated Assignment and License Agreement (ALA) will, if executed, give us a worldwide exclusive, sublicensable license to develop and commercialize under the DRK patents FIX-variants for the treatment of Hemophilia by gene therapy. We are currently finalizing discussion on execution of the ALA. The standard 20-year patent terms for the patents and patent applications that are the subject of this research and option agreement will expire in 2029 and 2034 respectively.

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

Trademarks

uniQure is a registered trademark in various jurisdictions including the United States and the European Union. In 2018, we applied for trademark protection for the marks miQURE™ and Super9, related to our gene silencing and hemophilia technologies, respectively. We may seek trademark protection for other product candidates and technologies as and when appropriate.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including Applied Genetic Technologies Corp., Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Asklepios BioPharmaceutical, Astellas, AVROBIO, Axovant Gene Therapies, Bayer, Biogen, BioMarin, bluebird bio, CRISPR Therapeutics, Editas Medicine, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Intellia Therapeutics, Johnson & Johnson, Krystal Biotech, LogicBio Therapeutics, Lysogene, MeiraGTx, Milo Biotechnology, Mustang Bio, Novartis, Orchard Therapeutics, Oxford Biomedica, Pfizer, REGENXBIO, Renova Therapeutics, Roche, Rocket Pharmaceuticals, Sangamo Therapeutics, Sanofi, Selecta Biosciences, Sarepta Therapeutics, Solid Biosciences, Takeda, Ultragenyx, Vivet Therapeutics, and Voyager Therepeutics, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam Pharmaceuticals, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna Pharmaceuticals, Ionis Pharmaceuticals, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sanofi, Sobi, WaVe Life Sciences, and numerous other pharmaceutical and biotechnology firms.

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

Regulation in the United States

In the United States, the FDA regulates biologics under the Public Health Service Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations and guidance implementing these laws. Obtaining regulatory approvals and ensuring compliance with applicable statutes and regulatory requirements entails the expenditure of substantial time and financial resources, including payment of user fees for applications to the FDA. All of our current product candidates are subject to regulation by the FDA as biologics. An applicant seeking approval to market and distribute a new biologic in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current Good Laboratory Practice regulations;

●	submission to the FDA of an IND application which allows human clinical trials to begin unless the FDA objects within 30 days; the sponsor of an IND or its legal representative must be based in the United States

●	approval by an independent institutional review board (“IRB”) and Institutional Biosafety Committee (“IBC”) before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s or EMA’s good clinical practices (“GCP”) to establish the safety, potency, purity and efficacy of the proposed biological product for each indication;

●	preparation and submission to the FDA of a Biologics License Application (“BLA”);

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, as well as selected clinical trial sites and investigators to determine GCP compliance;

●	approval of the BLA by the FDA, in consultation with an FDA advisory committee, if deemed appropriate by the FDA; and

●	compliance with any post-approval commitments, including Risk Evaluation and Mitigation Strategies (“REMS”), and post-approval studies required by the FDA.

Human Clinical Studies in the United States under an IND

Clinical trials involve the administration of the investigational biologic to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which includes requirements for informed consent, study conduct, and IRB review and approval. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of an IND. INDs include preclinical study reports, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things. A clinical trial may not proceed in the United States unless and until an IND becomes effective, which is 30 days after its receipt by the FDA. The FDA may raise concerns or questions related to one or more components of an IND if during its review the FDA determines that study subjects would be exposed to significant risk of illness or injury the trial may be put on clinical hold.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I: The biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness.

●	Phase II: The biological product is administered to a limited patient population to further identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase III: The biological product is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labelling of the product.

Additional kinds of data may also help support a BLA or NDA, such as patient experience data and real-world evidence. Real world evidence may also be used to assist in clinical trial design or support an NDA for already approved products. For genetically targeted populations and variant protein targeted products intended to address an unmet medical need in one or more patient subgroups with a serious or life threatening rare disease or condition, the FDA may allow a sponsor to rely upon data and information previously developed by the sponsor or for which the sponsor has a right of reference, that was submitted previously to support an approved application for a product that incorporates or utilizes the same or similar genetically targeted technology or a product that is the same or utilizes the same variant protein targeted drug as the product that is the subject of the application.

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

Submission of a BLA

The results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting a license to market the product for one or more indications. The submission of a BLA is subject to an application user fee, currently exceeding $2.9 million in fiscal year 2020 (2019: $2.6 million); products with orphan designation are exempt from the BLA filing fee. The sponsor of an approved BLA is also subject to annual program user fees for each, currently exceeding $325,000 in fiscal year 2020 (2019: $310,000). Orphan products may also be exempt from program fees provided that certain criteria are met. These fees are typically increased annually. The FDA has agreed to specified performance goals in the review of BLAs.

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

The FDA may request additional information rather than accept an application for filing. In this event, the application must be refiled with the additional information. The refiled application is also subject to assessment of content before the FDA accepts it for review. Once the submission is accepted, the FDA begins an in-depth substantive review. The FDA will assign a date for its final decision for the product (the PDUFA action date) but can request an extension to complete review of a product application.

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

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which amended the PHSA authorized the FDA to approve biosimilars under Section 351(k) of the PHSA. Under the BCPIA, a manufacturer may submit an application for licensure of a biologic product that is biosimilar to or interchangeable with a previously approved biological product or reference product. In order for the FDA to approve a biosimilar product, it must find that it is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in safety, purity or potency. A finding of interchangeability requires that a product is determined to be biosimilar to the reference product, and that the product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. An application for a biosimilar product may not be submitted to the FDA until four years following approval of the reference product, and it may not be approved until 12 years thereafter. These exclusivity provisions only apply to biosimilar companies and not companies that rely on their own data and file a full BLA. Moreover, this exclusivity is not without limitation. Certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the twelve-year exclusivity period.  Further, the twelve-year exclusivity market period in the U.S. for biologics has been controversial and may be shortened in the future.

Orphan Drug Exclusivity

Under the Orphan Drug Act of 1983, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for treatment of the disease or condition will be recovered from sales of the product. If a product with orphan designation receives the first FDA approval, it will be granted seven years of marketing exclusivity, which means that the FDA may not approve any other applications for the same product for the same indication for seven years, unless clinical superiority is demonstrated in a head-to-head trial. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The FDA has granted orphan drug designation to AMT-130 for the treatment of Huntington’s disease as well as for etranacogene dezaparvovec; meaning that they would receive orphan drug exclusivity if they are the first products approved for their respective indications.

Pediatric Exclusivity

Under the Pediatric Research Equity Act of 2003, pediatric exclusivity provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity in the US, including orphan exclusivity and exclusivity against biosimilars. This six-month exclusivity may be granted if the FDA issues a written request to the sponsor for the pediatric study, the sponsor submits a final study report after receipt of the written request and meets the terms and timelines in the FDA’s written request.

Regenerative Advanced Therapy Designation

The 21st Century Cures Act became law in December 2016 and created a new program under Section 3033 in which the FDA has authority to designate a product as a regenerative medicine advanced therapy (“RMAT”). A drug is eligible for a RMAT designation if: 1) it is a regenerative medicine therapy which is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except those products already regulated under Section 361 of the PHSA; 2) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and 3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A RMAT must be made with the submission of an IND or as an amendment to an existing IND. FDA will determine if a product is eligible for RMAT designation within 60 days of submission. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.  In 2017 FDA stated in draft guidance that human gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues, may meet the definition of a regenerative therapy.

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

Coverage, Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers and independent non-profit healthcare research organizations such as the Institute for Clinical and Economic Review are also increasingly challenging the prices charged for medical products and services and examining the medical necessity, budget-impact and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third party payers do not consider a product to be cost-effective compared to other available therapies and/or the standard of care, they may not cover the product after approval as a benefit under their plans or, if they do, measures including prior authorization and step-throughs could be required and/or the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. federal and state governments and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

Regulation in the European Union

Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trials Directive 2001/20/EC, as amended (and to be replaced by the Clinical Trial Regulation EU 536/2014), provides a system for the approval of clinical trials in the European Union via implementation through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application (“CTA”), which must be supported by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. The sponsor of a clinical trial, or its legal representative, must be based in the European Economic Area. European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report.

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

Under Regulation (EC) No 141/2000 article 3 as amended (Orphan Drug Regulation, (“ODR”)) a product can benefit from orphan drug status if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Community (EC) when the application is made. The principle benefit of such status is 10 years’ market exclusivity once they are approved preventing the subsequent approval of similar medicines with similar indications.

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

The obligations of an MAH include:

●	Manufacturing and Batch Release. MAHs should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, with the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.

●	Pharmacovigilance. MAHs are obliged to establish and maintain a pharmacovigilance system, including a qualified person responsible for oversight, to submit safety reports to the regulators and comply with the good pharmacovigilance practice guidelines adopted by the EMA.

●	Advertising and Promotion. MAHs remain responsible for all advertising and promotion of their products, including promotional activities by other companies or individuals on their behalf and in some cases, must conduct internal or regulatory pre-approval of promotional materials.

●	Medical Affairs/Scientific Service. MAHs are required to disseminate scientific and medical information on their medicinal products to healthcare professionals, regulators and patients.

●	Legal Representation and Distributor Issues. MAHs are responsible for regulatory actions or inactions of their distributors and agents.

●	Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization. MAHs must maintain appropriate records, comply with the marketing authorization’s terms and conditions, fulfill reporting obligations to regulators, submit renewal applications and pay all appropriate fees to the authorities.

We may hold any future marketing authorizations granted for our product candidates in our own name or appoint an affiliate or a collaborator to hold marketing authorizations on our behalf. Any failure by an MAH to comply with these obligations may result in regulatory action against an MAH and ultimately threaten our ability to commercialize our products.

Reimbursement

In the European Union, the pricing and reimbursement mechanisms by private and public health insurers vary largely by country and even within countries. In respect of the public systems, reimbursement for standard drugs is determined by guidelines established by the legislature or responsible national authority. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to determine the prices for their medicines but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products and some of EU countries require the completion of studies that compare the cost-effectiveness of a particular product candidate to currently available therapies in order to obtain reimbursement or pricing approval. Special pricing and reimbursement rules may apply to orphan drugs.

Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules or agreements on reimbursement may apply. Recently, a process has been formalized that allows sponsors to receive parallel advice from EMA and HTA’s for pivotal clinical studies designed to support marketing approval. This process was followed for etranacogene dezaparvovec.

Orphan Drug Regulation

We have been granted orphan drug exclusivity for etranacogene dezaparvovec for the treatment of hemophilia B as well as for AMT-130 for the treatment of Huntington’s disease subject to the conditions applicable to orphan drug exclusivity in the European Union. Regulation (EC) No 141/2000, as amended, states that a drug will be designated as an orphan drug if its sponsor can establish:

●	that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the Community when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and

●	that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the drug will be of significant benefit to those affected by that condition.

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

This period may however be reduced to six years if, at the end of the fifth year, it is established, in respect of the drug concerned, that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Notwithstanding the foregoing, a marketing authorization may be granted, for the same therapeutic indication, to a similar drug if:

●	the holder of the marketing authorization for the original orphan drug has given its consent to the second applicant;

●	the holder of the marketing authorization for the original orphan drug is unable to supply sufficient quantities of the drug; or

●	the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective or otherwise clinically superior.

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

Employees

As of December 31, 2019, we had a total of 248 employees, 116 of whom are based in Amsterdam, The Netherlands, and 132 in Lexington, Massachusetts. As of December 31, 2019, 48 of our employees had an M.D. or Ph.D. degree, or the foreign equivalent. During 2017, we established a works council in the Netherlands. None of our employees are subject to collective bargaining or other labor organizations. We believe that we have good relations with all of our employees and with the works council in the Netherlands.

Corporate Information

uniQure B.V. (the “Company”) was incorporated on January 9, 2012 as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. Our business was founded in 1998 and was initially operated through our predecessor company, Amsterdam Molecular Therapeutics Holding N.V (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with the initial public offering, the Company converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

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

Risks Related to the Development of Our Product Candidates

None of our product candidates have been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any significant revenue from product sales and may never be profitable.

All of our product candidates are in research or development. We have not generated any significant revenues from the sale of products and do not expect to generate any revenue before 2022. Our lead product candidates, etranacogene dezaparvovec (also known as AMT-061) and AMT-130, and any of our other potential product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

Clinical and non-clinical development is expensive, time-consuming and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
●	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	delays in obtaining required IRB approval at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	difficulty or delays in patient recruiting into clinical trials;
●	the impact of the potential COVID-19 pandemic on the healthcare system or any clinical trial sites;
●	delays or deviations in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols, undertaking additional new tests or analyses or submitting new types or amounts of clinical data.

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

In addition, we or any collaborators we may have may not be able to locate and enroll enough eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Also, patients may be reluctant to enroll in gene therapy trial where there are other therapeutic alternatives available or that may become available, which may be for various reasons including uncertainty about the safety or effectiveness of the therapeutic and the possibility that treatment with the therapeutic would preclude future gene therapy treatments.

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

In our Phase I/II clinical study of AMT-060, we screened patients for pre-existing anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis using a more sensitive antibody assay. Since we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes, patients who have anti-AAV5 antibodies are permitted to enroll in our planned pivotal study of etranacogene dezaparvovec. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that ongoing or future clinical studies may not confirm these results, and if so, negatively impact the outcome of our study.

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

As of December 31, 2019, a total of three patients reported serious adverse events related to the treatment of AMT-060, our first generation hemophilia B gene therapy, in our Phase I/II trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases. Additionally, one patient in our ongoing Phase IIb study of etranacogene dezaparvovec underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to etranacogene dezaparvovec.

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

Failure to comply with applicable regulations could also result in the FDA, EMA, or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions. Any of the foregoing could materially harm our business, financial condition and results of operations.

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

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god (including the effects of the potential COVID-19 pandemic) beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

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

The process of obtaining marketing approval for our product candidates in the United States, the European Union, and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining marketing approval for any of our product candidates in the United States, the European Union, or other countries, the commercial prospects of our other product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

Both the FDA and EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates that are difficult to predict. The FDA and the EMA have issued various guidance documents pertaining to gene therapy products, with which we likely must comply to gain regulatory approval of any of our product candidates in the United States or European Union, respectively. The close regulatory scrutiny of gene therapy products may result in delays and increased costs and may ultimately lead to the failure to obtain approval for any gene therapy product.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities according to required quality specifications;
●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	obtaining and maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profile;
●	achieve optimal pricing based on durability of expression, safety and efficacy;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

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

The addressable markets for AAV-based gene therapies may be impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid may not be eligible for administration of a gene therapy that includes this particular capsid. For example, etranacogene dezaparvovec, our gene therapy candidate for hemophilia B patients, incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for pre-existing anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. However, we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, suggesting that patients who have anti-AAV5 antibodies may still be eligible for AAV5-based gene therapies. Since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, it is possible that future clinical studies may not confirm these results. This may limit the addressable market for etranacogene dezaparvovec and any future revenues derived from the sale of the product, if approved.

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

If we are unable to expand our commercialization capabilities or enter into agreements with third parties to market and sell any of our product candidates for which we obtain marketing approval, we may be unable to generate any product revenue.

To successfully commercialize any products that may result from our development programs, we need to continue to expand our commercialization capabilities, either on our own or with others. The development of our own market development effort is, and will continue to be, expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.

We may enter into collaborations regarding our other product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also may face competition in any search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected, and our business may suffer.

We focus our research and product development on treatments for severe genetic and orphan diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive other potential products less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment, especially in certain degenerative conditions, could diminish the therapeutic benefit conferred by a gene therapy. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product and product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product and product candidates, if approved, prescribing treatments that involve the use of our product and product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval.

Ethical, legal and social issues may reduce demand for any gene therapy products for which we obtain marketing approval.

Prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for any products for which we obtain marketing approval.

If we obtain approval to commercialize any of our product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including Applied Genetic Technologies Corp., Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Asklepios BioPharmaceutical, Astellas, AVROBIO, Axovant Gene Therapies, Bayer, Biogen, BioMarin, bluebird bio, CRISPR Therapeutics, Editas Medicine, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Intellia Therapeutics, Johnson & Johnson, Krystal Biotech, LogicBio Therapeutics, Lysogene, MeiraGTx, Milo Biotechnology, Mustang Bio, Novartis, Orchard Therapeutics, Oxford Biomedica, Pfizer, REGENXBIO, Renova Therapeutics, Roche, Rocket Pharmaceuticals, Sangamo Therapeutics, Sanofi, Selecta Biosciences, Sarepta Therapeutics, Solid Biosciences, Takeda, Ultragenyx, Vivet Therapeutics, and Voyager

Therapeutics, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam Pharmaceuticals, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna Pharmaceuticals, Ionis Pharmaceuticals, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sanofi, Sobi, WaVe Life Sciences, and numerous other pharmaceutical and biotechnology firms.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Because we expect that gene therapy patients may generally require only a single administration, we believe that the first gene therapy product to enter the market for a particular indication will likely enjoy a significant commercial advantage and may also obtain market exclusivity under applicable orphan drug regimes.

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

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, or development milestones. These development milestones may include the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, and approval for commercial sale. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones, including those that are publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Risks Related to Our Dependence on Third Parties

Our ongoing discussions with BMS to restructure or amend the terms of our collaboration may not be successful or may result in material changes to these arrangements.

The research term of our collaboration and license agreement with BMS expired in May 2019, and we are currently in discussions with BMS potentially to restructure or amend that agreement and the other related agreements to eliminate, reduce or alter our obligations under the collaboration. Our discussions are ongoing and may or may not result in any restructuring or changes to our collaboration. If a restructuring of our collaboration with BMS were to be concluded, we expect it would result in a termination or amendment of existing agreements, or the execution of new agreements that collectively could include changes in the number of future collaboration targets that may be designated by BMS, the exclusivity provisions related to collaboration targets, our obligations to provide manufacturing services for collaboration targets, as well as changes in or the elimination of our economic rights on collaboration targets, milestone payments, and BMS’s warrants to purchase our ordinary shares, among other potential matters. Any such restructuring, if concluded, may include additional or different provisions from those described above, and may include economic or other terms that are less advantageous for us.

Because the outcome of these discussions is unknown, we have not taken into account the impact of such restructuring, if any, on the timing of recognizing prepaid license revenue, or any other potential financial metrics, in our consolidated financial statements. We will account for any potential changes if and when the agreements are restructured or amended.

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

Any collaboration may pose several risks, including the following:

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

Our licensing arrangements with third parties may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements either in part or in whole, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.

We rely, in part, upon a combination of forms of intellectual property, including in-licensed and owned patents to protect our intellectual property. Our success depends in a large part on our ability to obtain and maintain this protection in the United States, the European Union, and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. For example, patents we own currently are and may become subject to future patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, or third parties may assert their intellectual property rights against us, which could be expensive, time consuming and unsuccessful.

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

For example, we are aware of patents owned by third parties that relate to some aspects of our programs that are still in development. In some cases, because we have not determined the final methods of manufacture, the method of administration or the therapeutic compositions for these programs, we cannot determine whether rights under such third party patents will be needed. In addition, in some cases, we believe that the claims of these patents are invalid or not infringed or will expire before commercialization. However, if such patents are needed and found to be valid and infringed, we could be required to obtain licenses, which might not be available on commercially reasonable terms, or to cease or delay commercializing certain product candidates, or to change our programs to avoid infringement.

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

We had a net loss of $124.2 million in the year ended December 31, 2019, $83.3 million in 2018 and $79.3 million in 2017. As of December 31, 2019, we had an accumulated deficit of $659.7 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

●	Build-out our commercial infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec) that successfully complete clinical trials;
●	Advance the clinical development of AMT-130, our Huntington’s disease gene therapy program;
●	Continue to build-out our clinical, medical and regulatory capabilities;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our Second Amended and Restated Loan and Security Agreement (as amended, the “2018 Amended Facility”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

As of December 31, 2019, we had $35.0 million of outstanding principal of borrowings under the 2018 Amended Facility, which we are required to repay in monthly principal installments from January 2022 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Dependent upon the country where the clinical trial is conducted, we currently hold coverages ranging from EUR 500,000 to EUR 6,500,000 per occurrence and per clinical trial. Such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event insurance coverage is insufficient to cover liabilities that we may incur, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the NASDAQ Global Select Market on February 4, 2014 through February 26, 2020, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on February 26, 2020, was $53.56 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 47.3% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at December 31, 2019. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Unfavorable global economic conditions, including those caused by political instability in the United States or by the U.K.’s recent departure from the European Union (“Brexit”), could adversely affect our business, financial condition or results of operations.

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

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualified as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016 but not in 2017, 2018 or 2019. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, in order to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Lexington, Massachusetts / United States

We operate an 83,998 square feet GMP qualified manufacturing facility that we lease in Lexington, Massachusetts. In November 2018, we extended and expanded the facility by leasing an additional 30,655 square feet (as of from June 1, 2019 onwards) of the same building. The expanded and extended lease for the facility terminates in June 2029, and subject to the provisions of the lease, may be renewed for two subsequent five-year terms.

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

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities that were not registered under the Securities Act:

1.In October 2017, we issued 64,648 ordinary shares to the sellers of the Inocard business in connection with the amended purchase agreement by which we acquired the Inocard business. No cash consideration was paid for the shares, as such shares were issued as amended consideration for our previous acquisition of the Inocard business. We deemed the offer and issuance of these shares to be exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act, as an offshore offering of securities and such shares were issued as restricted shares. The sellers of the Inocard business represented to us that they were in compliance with the requirements of Regulation S.

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

3. In February 2019 we issued 37,175 ordinary shares to Hercules Capital Inc. pursuant to exercised warrants for $0.5 million in aggregate cash consideration. We deemed the sale and issuance of these shares to be exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act, as an offshore offering of securities and such shares were issued as restricted shares. Hercules Capital Inc. represented to us that they were in compliance with the requirements of Regulation S.

Use of Proceeds from Registered Securities

On September 10, 2019, we completed a follow-on public offering of 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, we completed the sale of an additional 733,695 ordinary shares at a public offering price of $46.00 per ordinary share pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in gross proceeds to us of $258.8 million. The net proceeds from this offering were $242.7 million, after deducting underwriting discounts and commissions of $15.5 million. Additionally, we deducted $0.6 million of expenses incurred related to this offering from additional paid-in capital. The offer and sale of the shares in our follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-216701) which was declared effective by the SEC on May 26, 2017. Following the sale of the shares in connection with the closing of our follow-on offering, the offering terminated. Goldman Sachs & Co. LLC, SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers. Cantor Fitzgerald & Co. and SunTrust Robinson Humphrey, Inc. acted as co-lead managers and H.C. Wainwright & Co., LLC, acted as co-manager.

Issuer Stock Repurchases

We did not make any purchases of our ordinary shares during the year ended December 31, 2019. Our affiliates made purchases of our ordinary shares as described in “Unregistered Sales of Equity Securities” above.

Holders

As of February 26, 2020, there were approximately ten holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our Ordinary Shares that may be issued under our 2014 Amended and Restated Share Option Plan (the “2014 Plan”), our predecessor plan, our Employee Share Purchase Plan and outside these plans as of December 31, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2012 Equity Incentive Plan (Equity Compensation Plan Approved by Security Holders)	14,000	$9.07	(2)	—
2014 Restated Plan (Equity Compensation Plan Approved by Security Holders)	3,431,356	$16.49		3,005,007
Employee Share Purchase Plan (Equity Compensation Plan Approved by Security Holders)	—	—		138,207
Equity Compensation Plans Not Approved by Security Holders (3)	102,000	$5.31		—	(4)
Total	3,547,356	$16.14		3,143,214

(1)	The exercise price for our RSU and earned PSU awards is $0.00 and is included in the weighted average exercise price of outstanding options, warrants and rights.
(2)	The exercise price of outstanding options is denominated in euro and translated to dollar at the foreign exchange rate as of December 31, 2019.
(3)	These awards include inducement grants entered into by the Company outside of the 2014 Restated Plan and the predecessor plans.
(4)	At the 2019 annual general meeting of shareholders, our Board of Directors was granted the authority to issue a maximum of 19.9% of the Company’s aggregate issued capital outside of a public offering. Ordinary Shares may be issued as part of inducement or other option grants but are not restricted to that purpose.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheets as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

We qualified as a U.S. domestic filer for SEC reporting purposes on January 1, 2017, and accordingly have prepared our financial statements in accordance with U.S. GAAP and report our financials in U.S. dollars.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
License revenues	$—	$—	$8	$975	$—
License revenues from related party(1)	4,988	7,528	4,121	3,940	3,335
Collaboration revenues	—	—	4,638	7,164	—
Collaboration revenues from related party	2,293	3,756	4,340	13,019	7,243
Total revenues	7,281	11,284	13,107	25,098	10,578
Operating expenses:
Research and development expenses	(94,737)	(74,809)	(72,172)	(72,510)	(59,125)
Selling, general and administrative expenses	(33,544)	(25,305)	(24,635)	(25,999)	(23,383)
Total operating expenses	(128,281)	(100,114)	(96,807)	(98,509)	(82,508)
Other income	1,888	2,146	15,430	1,465	779
Other expense	(2,028)	(1,548)	(3,073)	—	—
Loss from operations	(121,140)	(88,232)	(71,343)	(71,946)	(71,151)
Interest income	3,547	2,729	117	70	121
Interest expense	(3,810)	(2,160)	(2,232)	(2,172)	(2,572)
Foreign currency (losses) / gains, net	(268)	4,382	(3,566)	1,034	(2,496)
Other non-operating (expense) / income, net	(2,530)	208	(2,435)	785	(7,164)
Loss before income tax expense	(124,201)	(83,073)	(79,459)	(72,229)	(83,262)
Income tax benefit / (expense)	—	(231)	199	(1,145)	1,179
Net loss	$(124,201)	$(83,304)	$(79,260)	$(73,374)	$(82,083)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of nil for the year ended December 31, 2019 (2018: $(0.2) million, 2017: $0.2 million, 2016: $(1.1) million, 2015: $0.7 million)	570	(5,261)	2,757	271	(1,556)
Total comprehensive loss	$(123,631)	$(88,565)	$(76,503)	$(73,103)	$(83,639)
Basic and diluted net loss per common share	$(3.11)	(2.34)	(2.94)	(2.93)	(3.72)
(1)	Our license revenue for the years ended December 31, 2019 and 2018 reflects the 2018 implementation of ASC 606 Revenue from Contracts with Customers using the modified retrospective method. License revenue for the years ended December 31, 2017, 2016 and 2015 has not been adjusted. See Note 2.3.19 to our consolidated financial statements.

	As of December 31,
	2019	2018	2017	2016	2015
	in thousands
Cash and cash equivalents	$377,793	$234,898	$159,371	$132,496	$221,626
Total assets(1)	448,630	273,906	209,644	190,265	262,663
Total debt	36,062	35,471	20,791	20,236	20,356
Accumulated deficit(2)	(659,707)	(535,506)	(475,318)	(396,058)	(322,684)
Total shareholders’ equity	$323,058	$179,606	$89,359	$63,631	$127,927
(1)Our total assets as of December 31, 2019 reflect the implementation of ASC 842 Leases using the modified retrospective method. Total assets as of December 31, 2018, 2017, 2016 and 2015 years have not been adjusted. See Note 3 to our consolidated financial statements.
(2)Our accumulated deficit as of December 31, 2019 and 2018 reflect the implementation of ASC 606 Revenue from Contracts with Customers using the modified retrospective method. Accumulated deficit for the years ended December 31, 2017, 2016 and 2015 has not been adjusted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Annual Report on Form 10-K, including the disclosures under “Risk Factors”. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Except for the historical information contained herein, the matters discussed this MD&A may be deemed to be forward-looking statements. Forward-looking statement are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia and Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business developments

Below is a summary of our recent significant business developments:

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV5 vector incorporating the FIX-Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B. Etranacogene dezaparvovec has been granted Breakthrough Therapy Designation by the United States FDA and access to the PRIME initiative by the EMA.

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec. After a six-month lead-in period, patients will receive a single intravenous administration of etranacogene dezaparvovec. The primary endpoint of the study will be based on the FIX activity level achieved following the administration of etranacogene dezaparvovec, and the secondary endpoints will measure annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial will be tested for the presence of pre-existing neutralizing antibodies to AAV5 but will not be excluded from the trial based on their titers.

In January 2019, we dosed the first patient in our Phase III HOPE-B hemophilia B pivotal trial and in September 2019, we completed the enrollment of approximately 60 patients in the lead-in phase of the trial.

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

In February, May, July and December 2019, we presented updated data from the Phase IIb dose-confirmation study of etranacogene dezaparvovec. Data from the Phase IIb study of etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec, with two of the three patients maintaining FIX activity in the normal range. Mean FIX activity was 41% of normal at 52 weeks of follow-up, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 50% of normal. FIX activity in the second patient was 31% of normal and in the third patient was 41% of normal. The second and third patients previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. Based on the data obtained through October 24, 2019, no patient experienced a material loss of FIX activity, reported any bleeding events or required any infusions of FIX replacement therapy for bleeds. One patient underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to etranacogene dezaparvovec.

AMT-060

In December 2019, we also presented four-year follow-up data related to our first-generation hemophilia B program. AMT-060, which incorporated a wild-type FIX gene. All 10 patients enrolled in the Phase I/II study continue to show long-term meaningful clinical impact, including sustained increases in FIX activity and improvements in their disease state as measured by reduced usage of FIX replacement therapy and decreased bleeding frequency. At up to four years of follow-up, AMT-060 continues to be well-tolerated, with no new serious adverse events and no development of inhibitors since the last reported data.

All five patients in the high dose cohort of 2x1013 gc/kg continue to be free of routine FIX replacement therapy at up to three and a half years after treatment. Based on the last six months of data collected during the fourth year of follow-up, the mean annualized bleeding rate was zero compared to an average of four bleeds during the year prior to treatment, representing a 100% reduction. Steady state mean yearly FIX activity at three and a half years was 7.5% compared with 7.1% in the first year, 8.4% in the second and 7.9% in the third year.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our miQURETM proprietary, gene-silencing platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. AMT-130 has received orphan drug and fast track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

In January 2019, our IND application for AMT-130 was cleared by the FDA, thereby enabling us to initiate our planned Phase I/II clinical study. The Phase I/II protocol is a randomized, imitation surgery-controlled, double-blinded study conducted at three surgical sites, and multiple referring, non-surgical sites in the U.S. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses. In the fourth quarter of 2019, we initiated patient screening. Additionally, cGMP clinical material has been manufactured at our Lexington facility and has been released for shipment.

In January 2019, the U.S. Patent and Trademark Office issued U.S. Patent 10,174,321 and in May 2019 the European Patent Office issued EP 3237618, both with granted claims that cover the RNA constructs specifically designed to target exon1 and the embedding of these Huntington’s disease RNA sequences into the miR451 scaffold, which we exclusively license from CSHL. The claims also cover certain expression cassettes comprising the RNA constructs and the use of gene therapy vectors including AAV vectors encompassing the described expression cassettes.

In February 2019, we presented new preclinical data at the 14th Annual CHDI Huntington’s disease Therapeutics Conference that illustrated the therapeutic potential of AMT-130 to restore the function of damaged brain cells in Huntington’s disease and provide a sustained reduction of mutant huntingtin protein.

Preclinical programs

In November 2018, we announced the expansion of our research pipeline with novel AAV gene therapy approaches to treating hemophilia A, Fabry disease and Spinocerebellar Ataxia Type 3.

Hemophilia A program (AMT-180)

AMT-180 is our novel hemophilia A gene therapy that we believe has the potential to treat all hemophilia A patients including those with past and current inhibitors. Approximately 30% of patients with severe hemophilia A will develop an inhibitor that neutralizes the infused Factor VIII activity. This patient population has in the past been excluded from gene therapy approaches in clinical development.

AMT-180 utilizes an AAV vector incorporating a proprietary, exclusively licensed, modified FIX gene that has been demonstrated in preclinical studies to convey Factor VIII-independent activity and circumvent inhibitors to Factor VIII. In May 2019, we presented preclinical proof-of-concept data at the ASGCT Annual Meeting, demonstrating that AMT-180 induced thrombin activation, and up to 29% of Factor VIII-independent activity, in FVIII-depleted human plasma. The studies further demonstrated that a single intravenous administration of AMT-180 resulted in sustained, dose-dependent hemostatic effect as measured by one-stage clotting assay, and that AMT-180 shows activation kinetics similar to native FIX and is not hyperactive. A pilot study in non-human primates demonstrated that administration of AMT-180 resulted in sufficient FIX protein expression that may translate to Factor VIII-independent activity in humans. No elevation of coagulation activation markers or signs of thrombi formation were observed.

We are currently conducting safety and toxicology studies of AMT-180 to support the submission of a clinical trial application in 2020.

Spinocerebellar Ataxia Type 3 program (AMT-150)

AMT-150 is our novel gene therapy candidate for the treatment of SCA3, also known as Machado-Joseph disease, which is caused by a CAG-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3.  At the 2019 American Academy of Neurology Annual Meeting, we presented preclinical data on AMT-150 demonstrating mechanistic proof-of-concept of the non-allele-specific ataxin-3 protein-silencing approach by using artificial miRNA candidates engineered to target the ataxin-3 gene in a SCA3 knock-in mouse model. In this proof-of-concept study, a single AMT-150 injection in the cerebrospinal fluid resulted in AAV transduction and mutant ataxin-3 lowering at the primary sites of disease neuropathology, the cerebellum (up to 53%) and the brainstem (up to 65%).

We are currently preparing to initiate safety and toxicology studies of AMT-150 to support the submission of an IND application.

Fabry disease program (AMT-190)

AMT-190 is our novel gene therapy candidate for the treatment of Fabry disease that comprises of an AAV vector incorporating a proprietary, exclusively licensed, ModNAGA variant. ModNAGA may have several advantages over other therapies for Fabry disease, including higher stability in blood, circumvention of inhibitors, better biodistribution in the target organs, secondary toxic metabolite reduction and improved cross-correction of neighboring cells.

At the ASGCT Annual Meeting in May 2019, we presented data from in vitro and in vivo studies showing that AMT-190 has the potential to become a one-time treatment option that could be an improvement upon the enzyme replacement standard of care with more efficient uptake in the kidney and heart and an improved immunogenicity profile. In particular, data from a study in wild-type mice showed a single intravenous administration of AMT-190 resulted in a ten- to twenty-fold higher alpha-galactosidase (“GLA”) activity in the plasma compared to the control group. Additionally, in a study in a diseased mouse model, GLA activity significantly increased in plasma, and globotriaosylsphingosine (“Lyso-Gb3”) was significantly reduced in target organs after a single dose of AMT-190. Based on the results of these in silico and in vitro studies, the modifications introduced into NAGA appear to pose a very low immunogenicity risk.

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

In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the research term. Accordingly, the initial four-year research term under the collaboration terminated on May 21, 2019. We are currently in discussions with BMS potentially to restructure or amend the collaboration and license agreement and other related agreements following the expiration of the research term. Although such discussions are ongoing and may not result in any change to these arrangements, we believe that the final resolution of these discussions may result in material changes to our collaboration with BMS.

Padua mutation in human Factor IX patent family

We own a patent family, including patents and patent applications, directed to the use of the Padua mutation in human FIX for gene therapy. A patent cooperation treaty application was filed on September 15, 2009, and patents have been issued in the United States, Europe, and Canada. Further applications are pending in the United States, Europe, and Hong Kong. The issued patents include claims directed to FIX protein with a leucine at the R338 position of the protein sequence, nucleic acid sequences coding for this protein, and therapeutic applications, including gene therapy. The standard 20-year patent term of patents in this family will expire in 2029.

On November 5, 2019, the USPTO granted us a third patent, U.S. Patent Number 10,465,180, which covers any AAV comprising a nucleic acid encoding a FIX-Padua protein, and promoter sequences, transcription termination and control elements. The claims also cover FIX-Padua variants with at least 70% sequence identity to FIX-R338L.

On June 13, 2018, we were granted European Patent 2337849 directed to a FIX polypeptide protein. The opposition period with respect to such patent expired on March 13, 2019, by which time five parties had filed an opposition. On July 25, 2019, we submitted responses to such oppositions with the European Patent Office, or EPO, and expect that oral proceeding with respect to such oppositions will take place in June and July 2020. In addition, on May 15, 2019, a divisional European patent application in the FIX-Padua family, EP 3252157, was refused. In September 2019, we filed a notice of appeal with respect to such refusal. We are also pursuing a European divisional patent application that was filed on May 14, 2019.

On January 4, 2020, a petition seeking Inter Partes Review of the ‘405 Patent was filed by Pfizer, Inc. The petition seeks to invalidate claims 6 and 9-15 of the ‘405 Patent. We are in the process of responding to the petition.

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

Technology and Manufacturing Platform Developments

In November 2018, we presented our miQURE™ gene silencing platform, which is designed to degrade disease-causing genes, without off-target toxicity, and induce silencing of the entire target organ through secondary exosome-mediated delivery. Gene therapy candidates designed with miQURE™ incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. Preclinical studies of miQURE™-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact to the cellular miRNA or messenger RNA transcriptome. miQURE™ technology has been incorporated in AMT-130, our investigational gene therapy for Huntington’s disease, and is expected to be applied to AMT-150 for SCA3.

In October 2018, we presented non-clinical data demonstrating that a next-generation synthetic promoter developed for liver-directed gene therapy is capable of generating up to a 40-fold increase in expression compared to a reference promoter. A “promoter” is an essential component of a gene therapy construct that controls expression of a therapeutic protein.  Most gene therapies incorporate natural promoters, which have limitations and may not optimize the expression of genes in specific target cells. Consequently, natural promoters may not be appropriate for gene therapies that require higher levels of gene expression and tissue specificity. The new promoter may enable us to tailor expression levels required for a specific therapeutic transgene.

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

Financing

On September 10, 2019, we completed a follow-on public offering of 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, we completed the sale of an additional 733,695 ordinary shares at a public offering price of $46.00 per ordinary share pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in total gross proceeds to us of $258.8 million. The net proceeds from this offering were $242.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We deducted $0.6 million of expenses incurred related to this offering from additional paid-in capital in the accompanying consolidated balance sheets and reflected this within the proceeds from public offering of shares, net of issuance costs within the cash flows from financing activities.

Manufacturing Facility

In November 2018, we entered into an amendment to the lease on our facility in Lexington, Massachusetts. Pursuant to the terms of the original lease, we leased approximately 53,343 rentable square feet for a term through April 30, 2024. Pursuant to the amended lease, we have leased approximately 30,655 additional square feet of contiguous space for a term that commenced on June 1, 2019 and runs through June 30, 2029. Additionally, we extended the term of the lease of the original space through June 2029. The amended lease provides for an aggregate of $15.8 million of rent for the expansion space and $25.8 million of rent for the original space over the extended term. The amended lease provides for an additional contribution from the landlord of $1.5 million, which may be used for alterations to the entire premises for a period of 18 months from the commencement of the term on the expansion space. We have two options to renew the amended lease for terms of five years each, as well as a right of first offer to lease any of the remaining approximately 20,000 square feet of space in the same building, if that space becomes available for rent.

Leadership

In August 2019, we promoted Sander van Deventer, M.D., Ph.D., to Executive Vice President, Research and Product Development, and Alex Kuta, Ph.D., to Executive Vice President, Operations. Dr. van Deventer, in addition to his responsibilities to being responsible for research, will now also be responsible for our product development. Dr. Kuta, in addition to regulatory affairs, will now also be responsible for global quality as well as GMP manufacturing at our state-of-the-art facility in Lexington, Massachusetts. As a result of these changes, we eliminated the Chief Operating Officer role, and Scott McMillan, Ph.D. retired.

Related Party Transaction

In August 2019, we entered into an Amended CLA as well as an additional New CLA with our related party 4DMT.  In the Amended CLA, we received from 4DMT an exclusive, sublicensable, worldwide license under certain 4DMT intellectual property rights to research, develop, make, use, and commercialize previously selected AAV capsid variants and certain associated products using 4DMT proprietary AAV technology for delivery of gene therapy constructs to cells in the Field. In the New CLA, the parties agreed to research and develop, at 4DMT’s cost, new AAV capsid variants using 4DMT proprietary AAV technology for delivery of up to six additional transgene constructs in the Field that will be selected by us.

2019 Financial Highlights

Key components of our results of operations include the following:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Total revenues	$7,281	$11,284	$13,107
Research and development expenses	(94,737)	(74,809)	(72,172)
Selling, general and administrative expenses	(33,544)	(25,305)	(24,635)
Net loss	(124,201)	(83,304)	(79,260)

As of December 31, 2019, we had cash and cash equivalents of $377.8 million (December 31, 2018: $234.9 million). We had a net loss of $124.2 million in 2019, $83.3 million in 2018 and $79.3 million in 2017. As of December 31, 2019, we had an accumulated deficit of $659.7 million (December 31, 2018: $535.5 million). We anticipate that our loss from operations will increase in the future as we:

●	Build-out our commercial infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec) that successfully complete clinical trials;
●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Continue to build-out our clinical, medical and regulatory capabilities;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the implementation of ASC 842 Leases, recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments and corporate income taxes related to valuation allowance. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842 to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

We measured the lease liability at the present value of the future lease payments as of January 1, 2019. We used an incremental borrowing rate to discount the lease payments. We derived the discount rate, adjusted for differences such as in the term and payment patterns, from our Hercules loan which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018. We valued the right-of-use asset at the amount of the lease liability reduced by the remaining December 31, 2018 balance of lease incentives received. We subsequently measure the lease liability at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification we will continue to utilize the January 1, 2019, incremental borrowing rate.

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

In accordance with the previous revenue recognition policies we had concluded that the BMS collaboration agreement consisted of three performance obligations, (i) technology (license and target selections), know-how and manufacturing in the field of gene therapy and development and active contribution to the development through the joint steering committee participations, (ii) provision of employees, goods and services for research, and (iii) clinical and commercial manufacturing. We determined that these three performance obligations are substantially identical with the performance obligations in accordance with our new revenue recognition policies:

(i)

Providing access to our technology and know-how in the field of gene therapy as well as actively contributing to the target selection, the collaboration as a whole, the development during the target selection, the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”);

(ii)Providing pre-clinical research activities (“Collaboration Revenue”); and

(iii)Providing clinical and commercial manufacturing services for products (“Manufacturing Revenue”).

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

Under the previous revenue standard, we recognized License Revenue over the expected performance period on a straight-line basis commencing on May 21, 2015. In accordance with the new revenue recognition standards, we recognize License Revenue over the expected performance period based on our measure of progress towards the completion of certain activities related to our services. We determine such progress by comparing activities performed at the end of each reporting period with total activities expected to be performed. We estimate total expected activities using a number of unobservable inputs, such as the probability of BMS designating additional targets, the probability of successfully completing each phase and estimated time required to provide services during the various development stages. If available, we use product candidate-specific research and development plans. Alternatively, we assume that completion of the pre-clinical phase requires an average of four years and that clinical development and commercial launch on average require 8.5 years to complete.

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of product candidates that BMS will pursue, significantly impacts the amount of License Revenue we recognize. For example, if we would increase the probability of all additional targets being designated by 10% then the revenue for the twelve months ended December 31, 2019 would have decreased by approximately $1.9 million to $3.1 million, as we would be required to render more services in relation to the consideration received.

Collaboration and Manufacturing Revenue

The adoption of the new revenue recognition policies did not materially impact the recognition of Collaboration or Manufacturing Revenue.

We continue to recognize Collaboration Revenues associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under our collaboration agreement during the initial research term (that ended on May 21, 2019). We are currently in discussions with BMS potentially to restructure or amend the collaboration and license agreement and other related agreements following the expiration of the research term. During these discussions, which may be terminated by us or BMS at any time, we have agreed to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

BMS warrants

Pursuant to the BMS CLA, we granted BMS two warrants:

●	A warrant allowing BMS to purchase a specific number of our ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which we receive from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designates the sixth new target (the seventh Collaboration Target).
●	A warrant allowing BMS to purchase a specific number of our ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which we receive from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designates the ninth new target (the tenth Collaboration Target).

As of December 31, 2019, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable.

Pursuant to the terms of the BMS CLA, the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84, and (B) a compounded annual growth rate of 10% (or approximately $52.39 as of December 31, 2019) and (ii) the product of (A) 1.10, and (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

For fair value measurement, we applied a Monte-Carlo simulation. The valuation model incorporates several inputs, including the underlying share price the reporting date, the risk free rate adjusted for the period affected, an expected volatility based on our historical volatility, the expected yield on any dividends, and management's expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as our expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. Additionally, the model assumes BMS will exercise the warrants only if it is financially rational to do so. Given the nature of these input parameters, we have classified the analysis as a level 3 valuation.

The estimated annualized volatility for fair value measurement is 72.5% as of December 31, 2019 (December 31, 2018: 75%) for the warrants.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market value of the warrants by increasing the volatility by 10% to 82.5%. A further sensitivity analysis was performed assuming the warrants would be exercised a year later than currently estimated. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of December 31, 2019.

Total warrants
in thousands
Base case	$3,075
Increase volatility by 10% to 82.5%	680
Extend exercise dates by one year	(31)

Share-based payments

We issue share-based compensation awards, in the form of options to purchase ordinary shares, restricted share units and performance share units, to certain of our employees, executive and non-executive board members, and consultants. We measure share-based compensation expense related to these awards by reference to the estimated fair value of the award at the date of grant. The awards are subject to service and/or performance-based vesting conditions. The total amount of the awards is expensed on a straight-line basis over the requisite vesting period.

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

Corporate income taxes

We are subject to corporate taxes in the Netherlands and the United States of America. Significant judgment is required in determining the valuation allowance in relation to our net operating loss carry forwards. We have been incurring net operating losses in accordance with the respective corporate tax laws in almost all years since we founded our business. As of December 31, 2019, the total amount of tax losses carried forward under the Dutch tax regime was $414.0 million and $46.7 million in the United States of America. We believe that there is insufficient positive evidence of sufficient taxable profits available to us, including the implementation of possible and feasible tax strategies, to overcome the negative evidence of our loss-making history. We have therefore recorded a $109.9 million valuation allowance and have not recorded a net deferred tax asset in our Consolidated Balance Sheet.

Recent Accounting Pronouncements

ASC 842 - Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Target Improvements” (ASU 2018-11), which address implementation issues related to the new lease standard. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the new standard, lessees are required to recognize the right-of-use assets and lease liabilities that arise from operating leases on the Consolidated balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019, to operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840.

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

ASU 2016-01: ASC 825 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. ASU 2016-01 did not have a material impact on our consolidated financial statements.

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

ASU 2019-07: Codification Updates to SEC Sections

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections (“ASU 2019-07”), which provides amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The effective date for the standard is upon issuance. ASU 2017-09 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

ASU 2018-13: Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for us is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. We do not expect ASU 2018-13 to have a material impact on our consolidated financial statements except for the inclusion of potentially additional disclosures for Level 3 inputs.

Results of Operations

The following table presents a comparison of the twelve months ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
Total revenues	$7,281	$11,284	$13,107	$(4,003)	$(1,823)
Operating expenses:
Research and development expenses	(94,737)	(74,809)	(72,172)	(19,928)	(2,637)
Selling, general and administrative expenses	(33,544)	(25,305)	(24,635)	(8,239)	(670)
Total operating expenses	(128,281)	(100,114)	(96,807)	(28,167)	(3,307)
Other income	1,888	2,146	15,430	(258)	(13,284)
Other expense	(2,028)	(1,548)	(3,073)	(480)	1,525
Loss from operations	(121,140)	(88,232)	(71,343)	(32,908)	(16,889)
Non-operating items, net	(3,061)	5,159	(8,116)	(8,220)	13,275
Loss before income tax expense	(124,201)	(83,073)	(79,459)	(41,128)	(3,614)
Income tax expense	—	(231)	199	231	(430)
Net loss	$(124,201)	$(83,304)	$(79,260)	$(40,897)	$(4,044)

Revenue

We recognize total collaboration revenues associated with development activities that are reimbursable by Chiesi (up to the July 2017 termination of the collaboration) and BMS under our respective collaboration agreements. In July 2017, we reacquired development and commercial rights in Europe and other select territories for our gene therapy in hemophilia B from Chiesi, our previous co-development partner. The BMS collaboration revenues are associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under our collaboration agreement during the initial research term (that ended on May 21, 2019). We are currently in discussions with BMS potentially to restructure or amend the collaboration and license agreement and other related agreements following the expiration of the research term. During these discussions, which may be terminated by us or BMS at any time, we have agreed to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

We recognize license revenues associated with the amortization of the non-refundable upfront payment, target designation fees and research and development milestone payments we received or might receive from BMS and, until June 2017, Chiesi. The timing of these cash payments may differ from the recognition of revenue, as revenue is deferred and recognized over the duration of the performance period. We recognize other revenue, such as sales milestone payments, when earned.

Our revenue for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year ended December 31,
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	in thousands
License revenue	$4,988	$7,528	$4,129	$(2,540)	$3,399
Collaboration revenue	2,293	3,756	4,340	(1,463)	(584)
Collaboration revenue Chiesi	—	—	4,638	—	(4,638)
Total revenues	$7,281	$11,284	$13,107	$(4,003)	$(1,823)

We recognized $5.0 million and $7.5 million of BMS license revenue for the year ended December 31, 2019 and 2018, respectively, in accordance with our new revenue recognition policies we adopted effective January 1, 2018. We recognized $4.1 million of license revenue for the year ended December 31, 2017 in accordance with our previous revenue recognition policies.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize license revenue in association with the upfront fees received in 2013. We recognized $0.0 million license revenue from Chiesi during the year ended December 31, 2017. We recognized our license revenue during the year ended December 31, 2017, net of a $0.5 million reduction for amounts previously amortized in relation to a $2.3 million up-front payment that we were required to repay in 2017 in accordance with the Glybera Termination Agreement.

Collaboration revenue generated during year ended December 31, 2019, from research activities associated with our BMS-partnered programs, was $2.3 million compared to $3.8 million and $4.3 million for the years ended December 31, 2018 and December 31, 2017, respectively. We have been providing research services to BMS since the May 2015 effective date of our collaboration. The initial four-year research term under the collaboration terminated on May 21, 2019. In February 2019, BMS requested a one-year extension of the research term.  In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the research term but rather preferred to restructure the collaboration to reduce or eliminate certain of our obligations under it.  During the aforementioned discussions with BMS potentially to restructure or amend the BMS CLA and other related agreements, which may be terminated by us or BMS at any time, we have agreed to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

Following the termination of our collaboration with Chiesi in July 2017, we no longer recognize collaboration revenue from our co-development of hemophilia B with Chiesi. We recognized $4.6 million collaboration revenue for the year ended December 31, 2017.

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	Costs incurred to conduct consistency and comparability studies;
●	Costs incurred for the validation of our Lexington facility;
●	Costs incurred for the development and improvement of our manufacturing processes and methods;
●	Costs associated with our research activities for our next-generation vector and promoter platform;
●	Changes in the fair value of the contingent consideration related to our acquisition of InoCard (up to September 30, 2018) as well as the impairment of in process research and development acquired in the three-month period ended September 30, 2018;
●	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	Etranacogene dezaparvovec (hemophilia B). We have incurred costs related to the research, development and production of etranacogene dezaparvovec for the treatment of hemophilia B. In June 2018, we initiated a pivotal study. We completed enrollment of the lead-in phase of the pivotal study in September 2019. In September 2018, we completed patient dosing in our Phase IIb dose-confirmation study. Since we and Chiesi terminated our Hemophilia Collaboration Agreement in July 2017, all development expenses have been borne by us (previously Chiesi reimbursed us for 50% of such costs);
●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and have been incurring costs related to our Phase I/II trial since February 2019;
●	Preclinical research programs. We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and
●	Technology platform development and other related research. We incur significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

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

Research and development expenses for the year ended December 31, 2019 were $94.7 million, compared to $74.8 million and $72.2 million for the years ended December 31, 2018 and 2017, respectively. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Year ended December 31,
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
Hemophilia B (AMT-060/061)	$16,853	$8,677	$2,352	$8,176	$6,325
Huntington's disease (AMT-130)	4,126	5,862	3,922	(1,736)	1,940
Programs in preclinical development and platform related expenses	5,710	2,491	5,810	3,219	(3,319)
Total direct research and development expenses	$26,689	$17,030	$12,084	$9,659	$4,946

Employee and contractor-related expenses	34,030	28,948	28,072	5,082	876
Share-based compensation expense	8,094	3,968	3,945	4,126	23
Facility expenses	15,181	12,961	14,380	2,220	(1,419)
Termination benefits	—	96	1,763	(96)	(1,667)
Changes in fair value of contingent consideration	—	(3,800)	3,000	3,800	(6,800)
Impairment loss in process research and development asset	—	5,499	—	(5,499)	5,499
Disposables	8,765	9,461	8,550	(696)	911
Other expenses	1,978	646	378	1,332	268
Total other research and development expenses	$68,048	$57,779	$60,088	$10,269	$(2,309)

Total research and development expenses	$94,737	$74,809	$72,172	$19,928	$2,637

Direct research and development expenses

Hemophilia B (AMT-060/061)

In the years ended December 31, 2018 and 2019, our external costs for our hemophilia B program were primarily related to the planning and execution of our Phase III and Phase IIb clinical trials. Regarding the Phase III pivotal trial, the first patient was enrolled into the lead-in phase in June 2018 and dosed in January 2019.  In September 2019, we completed enrollment of approximately 60 patients in the lead-in phase of the trial. Our Phase IIb dose-confirmation study was initiated in January 2018 and dosing occurred in July and August 2018.

In 2017 and early 2018, we incurred costs related to bridging studies to demonstrate the comparability of our first-generation product candidate for the treatment of Hemophilia B (AMT-060) with our current product candidate AMT-061. In addition, we continue to incur cost for the long-term follow-up of patients we dosed as part of our Phase I/II clinical trial of AMT-060 in 2015 and 2016.

Huntington disease (AMT-130)

In the year ended December 31, 2019, our external costs for the development of Huntington’s disease were primarily related to the preparation of our Phase I/II clinical trial. During 2018 and 2017, the majority of costs were related to the planning and execution of a GLP toxicology study. In addition, we incurred cost related to the filing of our IND in late 2018 and early 2019. In the year ended December 31, 2017, we primarily incurred cost related to various preclinical research activities.

Preclinical programs & platform development

In the year ended December 31, 2019, we incurred $5.7 million of costs related to related to our preclinical activities for product candidates including Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry (AMT-190)  and enhancement of our technology compared to $2.5 million in 2018 and $5.8 million in 2017

Other research & development expenses

●	We incurred $34.0 million in employee and contractor expenses in the year ended December 31, 2019 compared to $28.9 million in 2018 and $28.1 million in 2017. Our cost increased in 2019 by $5.1 million primarily as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates. Our cost increased in 2018 by $0.8 million primarily because of new personnel added during the year in our manufacturing and development organizations;
●	We incurred $8.1 million in share-based compensation expenses in the year ended December 31, 2019 compared to $4.0 million in 2018 and $3.9 million in 2017. The increase in 2019 compared to 2018 of $4.1 million was driven primarily by the appreciation of our share price and increase in number of grants;
●	We incurred $15.2 million in operating expenses and depreciation expenses related to our rented facilities in the year ended December 31, 2019, compared to $13.0 million in 2018 and $14.4 million in 2017. The increase in 2019 compared to 2018 of $2.2 million primarily relates to extending and expanding (as of June 2019) the lease of our Lexington facility. The decrease in 2018 compared to 2017 of $1.4 million was largely the result of our decision to sublet part of our Amsterdam facility in 2018, as well as the costs incurred in 2017 from the termination of lease contracts associated with our former Amsterdam facilities;
●	We recorded no expenses associated with termination benefits attributable to our November 2016 restructuring in 2019, compared to $0.1 million in 2018 and $1.8 million in 2017;
●	We recorded no results related to a change in the fair value of the contingent consideration owed to the sellers of the InoCard business, compared to an income of $3.8 million in 2018 and compared to an expense of $3.0 million in 2017;
●	We incurred no impairment losses in 2019, compared to an impairment loss of $5.4 million on the in-process research and development asset acquired in the InoCard business combination in 2018. We recorded no such charge in 2017; and
●	We incurred $10.7 million in costs compared to $10.1 million in 2018 and $8.9 million in 2017 related to disposables that we consume to produce materials to conduct our pre-clinical and clinical trials and other expenses.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, NASDAQ listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs in 2019 include employee expenses as well as professional fees related to the preparation of a commercial launch of etranacogene dezaparvovec.

Selling, general and administrative expenses for the year ended December 31, 2019 were $33.5 million, compared to $25.3 million and $24.6 million for the years ended December 31, 2018 and 2017, respectively.

●	We incurred $10.5 million in personnel and consulting expenses in 2019 compared to $8.9 million in 2018 and $8.4 million in 2017. The increase of $1.6 million in 2019 compared to 2018 was primarily driven by an increase in personnel and consulting related expenses to support our growth;
●	We incurred $9.4 million of share-based compensation expenses in 2019 compared to $6.7 million in 2018 and $6.3 million in 2017. The increase in 2019 compared to 2018 of $2.7 million was primarily driven by the appreciation of our share price and increase in number of grants. The increase in 2018 compared to 2017 of $0.4 million is primarily related to the appreciation of our share price; and
●	We incurred $6.0 million in professional fees in 2019 compared to $4.2 million in 2018 and $4.8 million in 2017. We regularly incur accounting, audit and legal fees associated with operating as a public company.

Other items, net

In 2019, we recognized $0.7 million in income related to payments received from European authorities to subsidize our research and development efforts in the Netherlands compared to $1.0 million in 2018 and $1.2 million in 2017.

In January 2018, we began recognizing other income from the subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Following the termination of our collaboration with Chiesi in July 2017, we recognized $13.8 million of income that was previously treated as deferred revenue. We recognized no such income in 2019 and 2018.

In 2017, we recognized other expense of $1.7 million related to our decision to not seek renewal of the marketing authorization for the Glybera program, as well as the termination of our collaboration agreements with Chiesi. We did not recognize any such expenses in 2019 or 2018.

In 2017, we accrued $0.6 million in contract termination costs related to vacated facilities at our Amsterdam site. We did not recognize any such expenses in 2019 or 2018.

In 2017, we accrued $0.8 million related to various exit activities conducted during the year. We did not recognize any such expenses in 2019 or 2018.

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

Our non-operating items, net, for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
Interest income	$3,547	$2,729	$117	$818	$2,612
Interest expense	(3,810)	(2,160)	(2,232)	(1,650)	72
Foreign currency (losses) / gains, net	(268)	4,382	(3,566)	(4,650)	7,948
Other non-operating (losses) / gains, net	(2,530)	208	(2,435)	(2,738)	2,643
Total non-operating income, net	$(3,061)	$5,159	$(8,116)	$(8,220)	$13,275

We raised $85.3 million in October 2017, $138.4 million in our May 2018 and $242.7 million in our September 2019 public follow-on offering. The resulting increase in our cash on hand increased our interest income in the year ended December 31, 2019 to $3.5 million compared to $2.7 million in 2018 and $0.1 million in 2017.

In 2019, we recognized a net foreign currency loss of $0.3 million related to our borrowings from Hercules and our cash and cash equivalents, compared to a net gain of $4.4 million in 2018 and a net loss of $3.6 million in 2017.

In 2019, we recognized a $2.5 million loss related to fair value changes of warrants, compared to a gain of $0.2 million in 2018 and a loss of $2.2 million in 2017. The loss is primarily driven by the increase in fair value of the BMS warrants.

Financial Position, Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $380.7 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into mid-2022. The table below summarizes our consolidated cash flow data for the years ended December 31:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$237,342	$161,851	$134,324
Net cash used in operating activities	(98,684)	(76,037)	(64,270)
Net cash used in investing activities	(6,647)	(4,245)	(5,583)
Net cash generated from financing activities	248,821	157,961	90,074
Foreign exchange impact	(106)	(2,187)	7,306
Cash, cash equivalents and restricted cash at the end of period	$380,726	$237,342	$161,851

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. (“AMT”) in 1998. We had a net loss of $124.2 million in 2019, $83.3 million in 2018, and $79.3 million in 2017. As of December 31, 2019, we had an accumulated deficit of $659.7 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through 2019, we funded our operations primarily through private placements and public offerings of equity securities, convertible and other debt securities and to a lesser extent upfront, target designation or similar payments from our collaboration partners.

On September 10, 2019, we completed a follow-on public offering of 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, we completed the sale of an additional 733,695 ordinary shares at a public offering price of $46.00 per ordinary share pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in total gross proceeds to us of $258.8 million. The net proceeds from this offering were $242.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We deducted $0.6 million of expenses incurred related to this offering from additional paid-in capital in the accompanying consolidated balance sheets and reflected this within the proceeds from public offering of shares, net of issuance costs within the cash flows from financing activities.

On December 6, 2018, we signed an amendment to the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) that both refinanced our existing $20 million credit facility and provided us with an additional commitment of $30 million (of which $15 million is subject to the discretion of Hercules). At signing, we drew down an additional $15 million, for a total outstanding amount of $35 million. We have the right to draw another $15 million through June 30, 2020 subject to the terms of the 2018 Amended Facility.

The 2018 Amended Facility extends the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of meeting the provision in the 2018 Amended Facility of raising more than $90.0 million in equity financing. We met this provision as a result of the follow-on public offering completed in September 2019. As of December 31, 2019, $35 million was outstanding under the 2018 Amended Facility (2018: $35 million). We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% of the $35,000,000 loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

On May 7, 2018, we completed a follow-on public offering of 5,175,000 ordinary shares at a public offering price of $28.50 per ordinary share, resulting in gross proceeds to us of $147.5 million. The net proceeds from this offering were $138.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We deducted $0.2 million of expenses incurred related to this offering from additional paid-in capital in the accompanying consolidated balance sheet and reflected this within the proceeds from public offering of shares, net of issuance costs with the cash flows from financing activities.

On October 27, 2017, we completed a follow-on public offering of 5,000,000 ordinary shares at a public offering price of $18.25 per ordinary share, resulting in gross proceeds to us of $91.3 million. The net proceeds from this offering were $85.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We deducted $0.5 million of expenses incurred related to this offering from additional paid-in capital in the accompanying consolidated balance sheet and reflected this within the proceeds from public offering of shares, net of issuance costs with the cash flows from financing activities.

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

We are subject to covenants under our 2018 Amended Facility and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the 2018 Amended Facility may limit our ability to obtain debt financing. To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financings, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash used in operating activities

Net cash used in operating activities was $98.7 million for the annual period ended December 31, 2019, and consisted of a net loss of $124.2 million adjusted for non-cash items, including depreciation and amortization expense of $6.7 million, share-based compensation expense of $17.5 million, fair value loss of derivative financial instruments of $2.5 million, unrealized foreign exchange loss of $0.9 million, and a decrease in unamortized deferred revenue of $5.0 million. Net cash used in operating activities also included changes in operating assets and liabilities of $2.9 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses and other current assets of $4.8 million and a net increase in accounts payable, accrued expenses, other liabilities and operating leases of $7.7 million primarily related to our etranacogene dezaparvovec and AMT-130 clinical trials.

Net cash used in operating activities was $76.0 million for the annual period ended December 31, 2018, and consisted of a net loss of $83.3 million adjusted for non-cash items, including depreciation and amortization expense of $12.4 million, share-based compensation expense of $10.7 million, fair value gain of derivative financial instruments and contingent consideration of $4.1 million, unrealized foreign exchange gain of $5.5 million, deferred tax of $0.2 million, a decrease in lease incentives of $0.3 million, and a decrease in unamortized deferred revenue of $8.5 million. Net cash used in operating activities also included changes in operating assets and liabilities of $2.3 million.

Net cash used in operating activities was $64.3 million for the annual period ended December 31, 2017, and consisted of a net loss of $79.3 million adjusted for non-cash items, including depreciation and amortization expense of $7.5 million, share-based compensation expense of $10.3 million, fair value loss of derivative financial instruments and contingent consideration of $5.2 million, unrealized foreign exchange loss of $4.2 million, deferred tax of $0.2 million, an increase in lease incentives of $2.2 million, and a decrease in unamortized deferred revenue of $21.1 million. Net cash used in operating activities also included changes in operating assets and liabilities of $6.4 million.

Net cash used in investing activities

In 2019, we used $6.6 million in our investing activities compared to $4.2 million in 2018 and $5.6 million in 2017.

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Build out of Lexington site	$(4,164)	$(1,596)	$(1,426)
Build out of Amsterdam site	(1,487)	(788)	(3,035)
Acquisition of licenses and patents	(996)	(1,861)	(1,122)
Total investments	$(6,647)	$(4,245)	$(5,583)

In 2019, we invested $4.2 million in our facility in Lexington compared to $1.6 million in 2018 and $1.4 million in 2017. Our investments in 2019 primarily relate to improvements we made to the additional space rented as from June 1, 2019.

In 2019, we invested $1.5 million in our facility in Amsterdam compared to $0.8 million in 2018 and $3.0 million in 2017.

Net cash generated from financing activities

We received net proceeds of $242.7 million associated with our public follow-on offering in September 2019, $138.4 million associated with our public follow-on offering in May 2018 and $85.3 million associated with our public follow-on offering in October 2017.

We received net proceeds of $0.5 million associated with the exercise of the Hercules warrants by Hercules in February 2019.

We received net proceeds of $14.8 million associated with the 2018 Amended Facility in December 2018.

In 2019, we received $5.6 million from the exercise of options to purchase ordinary shares issued in accordance with our share incentive plans, compared to $4.8 million in 2018 and $4.0 million in 2017.

In 2017, we paid $0.6 million contingent consideration in relation to our 2014 acquisition of the InoCard business. No such disbursements were made in 2019 and 2018.

Funding requirements

We believe our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including but not limited to:

●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or any collaboration partner, receive marketing approval in the future;
●	the scope, timing, results and costs of our current and planned clinical trials, including those for etranacogene dezaparvovec in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to demonstrate the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2022 and will run through June 2023;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies; and
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2019, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total
	(in thousands)
Debt obligations (including $11.5 million interest payments)	$4,119	$3,141	$39,271	$—	$46,531
Operating lease obligations	5,899	5,522	17,170	34,170	62,761
Total	$10,018	$8,663	$56,441	$34,170	$109,292

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a Biologics License Application, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

Variations in exchange rates will impact earnings and other comprehensive income. At December 31, 2019, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, pre-tax earnings for the year would have been $24.7 million higher (December 31, 2018: $12.9 million higher), and other comprehensive income would have been $31.9 million lower (December 31, 2018: $9.1 million lower). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, pre-tax earnings for the year would have been $24.7 million lower (December 31, 2018: $12.9 million lower), and other comprehensive income would have been $31.8 million higher (December 31, 2018: $12.0 million higher).

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

Interest rate risk

Our interest rate risk arises from short- and long-term debt. In June 2013, we entered into the Hercules Agreement, which was last amended and restated in December 2018, under which our borrowings bear interest at a variable rate with a fixed floor. Long-term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2019, the loan bore an interest rate of 8.85%.

As of December 31, 2019, if interest rates on borrowings had been 1.0% higher/lower with all other variables held constant, pre-tax earnings for the year would have been $0.3 million (2018: $0.2 million; 2017: $0.2 million) lower/ higher.

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

Our cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value. Restricted cash includes deposits made in relation to facility leases. Cash, cash equivalents and restricted cash were placed at the following banks:

	As of December 31,
	2019		2018
	Amount	Credit rating	Amount	Credit rating
	in thousands
Bank
Bank of America	$315,720	Aa2	$30,445	Aa3
Rabobank	63,262	Aa3	205,654	Aa3
Citizens Bank	1,744	A1	1,243	A1
Total	$380,726		$237,342

Ratings are by Moody’s.

Liquidity Risk

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. We manage liquidity through a rolling forecast of our liquidity reserve on the basis of expected cash flow and raise cash if and when needed, either through the issuance of shares or credit facilities.

The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet date. Disclosed in the table below are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value as the impact of discounting is not significant.

		Less than	Between	Between
	Undefined	1 year	1 - 2 years	2 - 5 years	Over 5 years
	in thousands
At December 31, 2018
Long-term debt	$—	$3,119	$4,119	$40,939	$—
Accounts payable, accrued expenses and other current liabilities	—	11,452	—	—	—
Derivative financial instruments	803	572	—	—	—
Total	$803	$15,143	$4,119	$40,939	$—
At December 31, 2019
Long-term debt	$—	$4,119	$3,141	$39,271	$—
Accounts payable, accrued expenses and other current liabilities	—	18,138	—	—	—
Derivative financial instruments	3,075	—	—	—	—
Total	$3,075	$22,257	$3,141	$39,271	$—

Due to uncertainty of timing of exercise of warrants by BMS, the amount owed to derivative financial instruments is classified as undefined in time. As of December 31, 2019, we expect the BMS warrants to be exercised within two and four years after the balance sheet date.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15, beginning on page 89, are incorporated by reference into this Item 8.

Selected quarterly financial data (unaudited)

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

Summarized quarterly information for the two fiscal years ended December 31, 2019 and 2018, respectively, is as follows:

	For the Quarter Ended
	(unaudited)
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
Revenue	$2,625	$1,046	$2,474	$1,136
Net loss	(41,426)	(23,604)	(31,399)	(27,772)
Basic and diluted net loss per ordinary share	$(0.95)	$(0.58)	$(0.83)	$(0.74)

Note: basic and diluted net loss per ordinary share for the four quarters in 2019 do not equal the annual reported amount due to rounding.

	For the Quarter Ended
	(unaudited)
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	in thousands, except per share data
Revenue	$1,608	$3,148	$3,050	$3,478
Net loss	(21,888)	(22,035)	(20,592)	(18,789)
Basic and diluted net loss per ordinary share	$(0.59)	$(0.59)	$(0.57)	$(0.59)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”), who also serves as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on such evaluation, our CEO has concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. This assessment was performed under the direction and supervision of our CEO and based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO 2013 framework.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report is filed within this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

During the fourth quarter of 2019, there was no change in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive directors and corporate governance is incorporated into this section by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners, management and related stockholder matters, our equity compensation plans and securities under our equity compensation plans, is incorporated into this section by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding certain relationships and related transactions and director independence is incorporated into this section by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Part IV

Item 15.  Exhibits, Financial Statements Schedules

Exhibits, Financial Statements Schedules

(a)	Financial Statements. The following consolidated financial statements of uniQure N.V. are filed as part of this report:

(b)

Financial Statements Schedules. Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(c)	Other Exhibits. The Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K is incorporated herein by reference.

Item 16.  Form 10-K Summary

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

uniQure N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of uniQure N.V. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of progress made towards completion of the active targets as part of the performance obligation for license revenue

As described in Notes 2.3.19 and 2.3.23 to the consolidated financial statements, the Company primarily generates license revenue. In 2015 uniQure entered into a collaboration agreement with BMS. uniQure received substantial upfront and target designation payments in relation to the collaboration predominantly in 2015. uniQure recognizes the above payments as license revenue in relation to progress made towards completion of the performance obligation.

We identified the assessment of progress made towards completion of the performance obligation as a critical audit matter due to the high degree of subjective auditor judgement required to evaluate the key assumptions used in the Company’s model to estimate progress made towards completion, which included the following:

–	estimated time required to provide services during the different phases of preclinical and clinical development of the active target;
–	probability of successfully completing each such phase;
–	total expected performance period based on its measure of progress towards the completion of activities.

The primary procedures we performed to address this critical audit matter included the following:

-	We tested certain internal controls over the Company’s process to estimate progress towards completion for license revenue, including controls over the development of the license revenue recognition model, estimated time to complete each phase, estimate of the probability of successfully completing each phase, and the estimate of total expected performance period to complete the development of the active targets.
-	We assessed the Company’s estimated progress towards completion as per its internally developed model based on an industry wide study by reference to the Company’s progress to date and the steps still required to be completed as per the collaboration agreement.
-	We performed sensitivity analyses over the progress measured and total expected performance period to assess the impact on the Company’s determination of license revenue recognized.
-	We reviewed the Company’s joint steering committee communications and collaboration agreement provisions and performed inquiries of the Company on the progress made.
-	We assessed the Company’s estimated probability of moving to the next phase as per its internally developed model based on an industry wide study by reference to the joint steering committee communications and inquiries of the Company.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2019.

Amstelveen, the Netherlands
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Management Board and Shareholders of uniQure N.V.:

Opinion on the Financial Statements

We have audited the consolidated balance sheet of uniQure N.V. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity, and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Amsterdam, the Netherlands, February 28, 2019

PricewaterhouseCoopers Accountants N.V.

/s/ R.M.N. Admiraal RA

We served as the Company’s auditor from 2006 to 2019, which includes periods before the Company became subject to SEC reporting requirements.

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$377,793	$234,898
Accounts receivable and accrued income from related party	947	233
Prepaid expenses	4,718	1,116
Other current assets	748	329
Total current assets	384,206	236,576
Non-current assets
Property, plant and equipment, net	28,771	29,179
Operating lease right-of-use assets	26,797	—
Intangible assets, net	5,427	5,201
Goodwill	496	506
Restricted cash	2,933	2,444
Total non-current assets	64,424	37,330
Total assets	$448,630	$273,906
Current liabilities
Accounts payable	$5,681	$3,792
Accrued expenses and other current liabilities	12,457	8,232
Current portion of operating lease liabilities	5,865	—
Current portion of deferred rent (see note 2.3.23)	—	311
Current portion of deferred revenue	7,627	7,634
Total current liabilities	31,630	19,969
Non-current liabilities
Long-term debt	36,062	35,471
Operating lease liabilities, net of current portion	31,133	—
Deferred rent, net of current portion (see note 2.3.23)	—	8,761
Deferred revenue, net of current portion	23,138	28,861
Derivative financial instruments related party	3,075	803
Other non-current liabilities	534	435
Total non-current liabilities	93,942	74,331
Total liabilities	125,572	94,300
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at December 31, 2019 and December 31, 2018 and 43,711,954 and 37,351,653 ordinary shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	2,651	2,299
Additional paid-in-capital	986,803	720,072
Accumulated other comprehensive loss	(6,689)	(7,259)
Accumulated deficit	(659,707)	(535,506)
Total shareholders' equity	323,058	179,606
Total liabilities and shareholders' equity	$448,630	$273,906

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
License revenues	—	—	8
License revenues from related party	4,988	7,528	4,121
Collaboration revenues	—	—	4,638
Collaboration revenues from related party	2,293	3,756	4,340
Total revenues	7,281	11,284	13,107
Operating expenses:
Research and development expenses	(94,737)	(74,809)	(72,172)
Selling, general and administrative expenses	(33,544)	(25,305)	(24,635)
Total operating expenses	(128,281)	(100,114)	(96,807)
Other income	1,888	2,146	15,430
Other expense	(2,028)	(1,548)	(3,073)
Loss from operations	(121,140)	(88,232)	(71,343)
Interest income	3,547	2,729	117
Interest expense	(3,810)	(2,160)	(2,232)
Foreign currency (losses) / gains, net	(268)	4,382	(3,566)
Other non-operating (losses) / gains, net	(2,530)	208	(2,435)
Loss before income tax expense	(124,201)	(83,073)	(79,459)
Income tax (expense) / benefit	—	(231)	199
Net loss	$(124,201)	$(83,304)	$(79,260)
Other comprehensive income / (loss), net of income tax:
Foreign currency translation adjustments net of tax impact of nil for the year ended December 31, 2019 (2018: $(0.2) million and 2017: $0.2 million)	570	(5,261)	2,757
Total comprehensive loss	$(123,631)	$(88,565)	$(76,503)

Basic and diluted net loss per ordinary share	$(3.11)	$(2.34)	$(2.94)
Weighted average shares used in computing basic and diluted net loss per ordinary share	39,999,450	35,639,745	26,984,183

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2016	25,257,420	$1,593	$464,653	$(6,557)	$(396,058)	$63,631
Loss for the period	-	-	-	-	(79,260)	(79,260)
Other comprehensive income	-	-	-	2,757	-	2,757
Follow-on public offering	5,000,000	294	84,996	-	-	85,290
Shares issued as consideration in a business combination	64,648	4	584	-	-	588
Exercises of share options	603,740	32	4,088	-	-	4,120
Exercises of convertible loan warrants	114,172	7	1,946	-	-	1,953
Restricted and performance share units distributed during the period	299,060	17	(17)	-	-	-
Share-based compensation expense	-	-	10,280	-	-	10,280
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(83,304)	(83,304)
Other comprehensive loss	—	—	—	(5,261)	—	(5,261)
Follow-on public offering	5,175,000	309	138,052	—		138,361
Exercise of share options	425,074	19	4,741	—	—	4,760
Restricted and performance share units distributed during the period	409,948	24	(24)	—	—	—
Share-based compensation expense	—	—	10,708	—	—	10,708
Issuance of ordinary shares relating to employee stock purchase plan	2,591	—	65	—	—	65
Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(124,201)	(124,201)
Other comprehensive income	—	—	—	570	—	570
Follow-on public offering	5,625,000	311	242,363	—	—	242,674
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	453,232	25	5,210	—	—	5,235
Restricted and performance share units distributed during the period	235,692	14	(14)	—	—	—
Share-based compensation expense	—	—	17,533	—	—	17,533
Issuance of ordinary shares relating to employee stock purchase plan	9,202	—	368	—	—	368
Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(124,201)	$(83,304)	$(79,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment losses	6,669	12,415	7,543
Share-based compensation expense	17,533	10,708	10,280
Change in fair value of derivative financial instruments and contingent consideration	2,530	(4,054)	5,194
Unrealized foreign exchange losses / (gains)	891	(5,502)	4,222
Change in deferred tax expense	-	231	209
Change in lease incentives	-	(330)	2,215
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(4,769)	1,578	9,715
Accounts payable	1,652	1,065	(1,670)
Accrued expenses, other liabilities and operating leases	6,010	(382)	(1,640)
Deferred revenue	(4,999)	(8,462)	(21,078)
Net cash used in operating activities	(98,684)	(76,037)	(64,270)
Cash flows from investing activities
Purchases of intangible assets	(996)	(1,861)	(1,122)
Purchases of property, plant and equipment	(5,651)	(2,384)	(4,461)
Net cash used in investing activities	(6,647)	(4,245)	(5,583)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	5,603	4,825	4,044
Proceeds from exercises of convertible loan warrants	-	-	1,322
Proceeds from public offering of shares, net of issuance costs	242,718	138,361	85,290
Proceeds from loan increment	-	14,775	-
Contingent consideration payment	-	-	(582)
Proceeds from exercise of warrants	500	-	-
Net cash generated from financing activities	248,821	157,961	90,074
Currency effect cash, cash equivalents and restricted cash	(106)	(2,187)	7,306
Net increase in cash, cash equivalents and restricted cash	143,384	75,491	27,527
Cash, cash equivalents and restricted cash at beginning of period	237,342	161,851	134,324
Cash, cash equivalents and restricted cash at the end of period	$380,726	$237,342	$161,851
Cash and cash equivalents	$377,793	$234,898	$159,371
Restricted cash related to leasehold and other deposits	2,933	2,444	2,480
Total cash, cash equivalents and restricted cash	$380,726	$237,342	$161,851
Supplemental cash flow disclosures:
Cash paid for interest	$(3,117)	$2,141	$1,624
Non-cash increases (decreases) in accounts payables related to purchases of intangible assets and property, plant and equipment	$313	$(48)	$(1,557)

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

The consolidated financial statements presented have been prepared on a going concern basis based on the Company’s cash and cash equivalents as of December 31, 2019 and the Company’s budgeted cash flows for the twelve months following the issuance date.

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

Deferred tax assets and liabilities are classified as non-current assets and liabilities, if any.

2.3.3      Foreign currency translation

The functional currency of the Company and each of its entities (with the exception of uniQure Inc.) is the euro (€). This represents the currency of the primary economic environment in which the entities operate. The functional currency of uniQure Inc. is the U.S. dollar ($). The consolidated financial statements are presented in U.S. dollars.

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

2.3.4      Fair value measurement

The Company measures certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. ASC 820, Fair Value Measurements and Disclosures requires disclosure of methodologies used in determining the reported fair values and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

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

Items measured at fair value on a recurring basis include financial instruments and contingent consideration (note 4, “Fair value measurement”). The carrying amount of cash and cash equivalents, accounts receivable from collaborators, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

2.3.5      Business combination

On July 31, 2014, the Company closed its acquisition of InoCard GmbH (“InoCard”). This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and intangible assets acquired, and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. The estimated fair values of the assets acquired, and liabilities assumed were determined using the methods discussed in the following paragraphs and required significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

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

See note 4, “Fair value measurement,” for additional information.

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

2.3.9      Impairment of long-lived assets

Long-lived assets, which include property, plant, and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Right-of-use assets are also reviewed for impairment in accordance with ASC 360. The recoverability of the carrying value of an asset or asset group depends on the successful execution of the Company’s business initiatives and its ability to earn sufficient returns on approved products and product candidates. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying value over the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (or in the case of leasehold improvements a shorter lease term), which are as follows:

· Leasehold improvements	Between 10 – 15 years
· Laboratory equipment	5 years
· Office equipment	Between 3 – 5 years

2.3.12    Other (non) current assets

Deposits paid are either presented as other current assets or as other non-current assets based on duration of the underlying contractual arrangement. Deposits are classified as restricted cash and primarily relate to facility leases.

2.3.13    Accounts receivable

Accounts receivables are amounts due from services provided to the Company’s collaboration partner and are purely trade receivables.

2.3.14    Prepaid expenses

Prepaid expenses are amounts paid in the period, for which the benefit has not been realized, and include payments made for insurance and research and clinical contracts. The related expense will be recognized in the subsequent period as incurred.

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

2.3.18    Share-based compensation

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation.

All of the Company’s share-based compensation plans for employees are equity-classified.

ASC 718 requires all share-based compensation to employees, including grants of employee options, restricted share units, performance share units and modifications to existing instruments, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant-date fair values, net of an estimated forfeiture rate, over the requisite service period. Forfeitures of employee options are recognized as they occur. The requirements of ASC 718 are also applied to nonemployee share-based payment transactions except for specific guidance on certain inputs to an option-pricing model and the attribution of cost.

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

Revenue recognition in accordance with ASC 606:

On January 1, 2018 the Company adopted new revenue recognition policies in accordance with ASC 606 using the modified retrospective approach. The new revenue recognition policies replace the revenue recognition standards under ASC 605. The Company elected to implement ASC 606 by applying it to active collaboration arrangements as of the Initial Application Date and to record a cumulative adjustment of revenue previously recognized to accumulated loss as of December 31, 2017. See note 2.3.23 “Recently Adopted Accounting Pronouncements” and note 3 “Collaboration arrangements and concentration of credit risk” for additional information.

Revenue recognition for the year ended December 31, 2017:

During the year ended December 31, 2017 the Company applied ASC 605.

The Company recognized revenue when earned and realized or realizable. Accordingly, revenue was recognized for each unit of accounting when all of the following criteria were met:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller´s price to the buyer is fixed or determinable;

●	Collectability is reasonably assured.

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

Milestone payments and royalties

Research-based milestone payments were recognized as revenues either on achievement of such milestones if the milestones were considered substantive or over the period the Company has continuing performance obligations, if the milestones were not considered substantive. When determining if a milestone is substantive, the Company considered the following factors:

●	The degree of certainty in achieving the milestone;
●	The frequency of milestone payments;
●	The Company’s efforts, which result in achievement of the milestone;
●	The amount of the milestone payment relative to the other deliverables and payment terms; and
●	Whether the milestone payment is related to future performance or deliverables.

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

Income from releasing outstanding deferred revenue in relation to the termination of the collaboration with Chiesi in 2017 is presented as other income in 2017 with no such income in 2018 and 2019.

Cost incurred in 2017 in relation to terminating the marketing of its Glybera program, as well as costs associated with exiting its prior Amsterdam facilities and its Heidelberg site are presented as other expenses with no such expenses in 2018 and 2019.

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

2.3.22    Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Valuation allowances are provided, if based upon the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Recognized tax positions are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019, and 2018, the Company did not have any significant unrecognized tax benefits.

2.3.23 Recently Adopted Accounting Pronouncements

ASC 842 - Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Target Improvements” (ASU 2018-11), which address implementation issues related to the new lease standard. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the new standard, lessees are required to recognize the right-of-use assets and lease liabilities that arise from operating leases on the Consolidated balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, to operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The Company performed an assessment and identified the lease facilities as leases to be accounted for under ASC 842 as of January 1, 2019. The Company elected to implement ASC 842 by applying the modified retrospective approach, which allows the Company to restrict the application of the new guidance to operating leases as of January 1, 2019. The impact of implementing ASC 842 is summarized below:

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

The Company measured the lease liability at the present value of the future lease payments as of January 1, 2019. The Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rate, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules Capital, which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018. The right-of-use asset is valued at the amount of the lease liability reduced by the remaining December 31, 2018 balance of lease incentives received. The lease liability is subsequently measured at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification, the Company will continue to utilize the January 1, 2019, incremental borrowing rate.

The Company will continue to recognize lease cost on a straight-line basis and will continue to present these costs as operating expenses within the Consolidated statements of operations and comprehensive loss. The Company will continue to present lease payments and landlord incentive payments within cash flows from operations within the Consolidated statements of cash flows.

The financial results for year ended December 31, 2019, is presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Refer to note 6, “Right-of-use asset and lease liabilities” for further information.

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

In accordance with the previous revenue recognition policies the Company had concluded that the BMS collaboration agreement consisted of three performance obligations, (i) technology (license and target selections), know-how and manufacturing in the field of gene therapy and development and active contribution to the development through the joint steering committee participations, (ii) provision of employees, goods and services for research, and (iii) clinical and commercial manufacturing. The Company determined that these three performance obligations are substantially identical with the performance obligations in accordance with its new revenue recognition policies:

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

License Revenue

The Company previously recognized License Revenue over the expected performance period on a straight-line basis commencing on May 21, 2015. The Company now recognizes License Revenue over the expected performance period based on its progress toward the completion of its services (see note 3 for a detailed discussion).

Collaboration and Manufacturing Revenue

The adoption of the new revenue recognition policies did not materially impact the recognition of Collaboration or Manufacturing Revenue.

ASU 2016-01: ASC 825 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company was January 1, 2018. ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. Both ASUs address issues regarding hedge accounting. The ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company was January 1, 2018. Neither ASU 2016-05 nor ASU 2016-06 had a material impact on the Company’s consolidated financial statements.

ASU 2017-09: Compensation (topic 718)- scope of modification accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (topic 718)- Scope of Modification Accounting (“ASU 2017-09”), which provides clarity regarding the applicability of modification accounting in relation to share-based payment awards. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the standard is for fiscal years beginning after December 15, 2017, which for the Company was January 1, 2018. The new standard was to be applied prospectively. ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

ASU 2019-07: Codification Updates to SEC Sections

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections (“ASU 2019-07”), which provides amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The effective date for the standard is upon issuance. ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

ASU 2018-13: Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for the Company is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. The Company does not expect ASU 2018-13 to have a material impact on its consolidated financial statements except for the inclusion of potentially additional disclosures for Level 3 inputs.

3.            Collaboration arrangements and concentration of credit risk

In the years ended December 31, 2019, and December 31, 2018, the Company generated all collaboration and license revenues from its collaboration and license agreement with BMS.

The Company and Chiesi Farmaceutici S.p.A. (“Chiesi”) terminated their collaboration in 2017. As a result, the Company is not required to provide any further services to Chiesi.

Since June 2015, BMS has been considered a related party due to the combination of its equity investment in the Company (December 31, 2019: 2.4 million ordinary shares or 5.5% of outstanding ordinary shares), the warrants as well as the obligations arising from the collaboration and license agreement the Company and BMS entered into in May 2015.

Services to the Company’s collaboration partners are rendered by the Dutch operating entity. Total collaboration and license revenue generated from these partners are as follows:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Bristol Myers Squibb	$7,281	$11,284	$8,461
Chiesi Farmaceutici S.p.A (terminated in 2017)	—	—	4,646
Total	$7,281	$11,284	$13,107

Amounts owed by BMS in relation to the collaboration services are as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Bristol Myers Squibb	$947	$233
Total	$947	$233

BMS collaboration

In May 2015, the Company entered into a collaboration and license agreement (the “BMS CLA”) and various related agreements with BMS that provide BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). During the initial research term of the BMS CLA, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimburse the Company for all its research and development costs in support of the collaboration during the initial research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The BMS CLA provides that the companies may collaborate on up to ten Collaboration Targets in total. The Company has agreed to certain restrictions on its ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs.

BMS initially designated four Collaboration Targets, including S100A1 for congestive heart failure (“AMT-126”). In October 2018, the Company and BMS completed a heart function proof-of-concept study of AMT-126 in a pre-clinical, diseased animal model. The study demonstrated deoxyribonucleic acid delivery and expression of S100A1 in the myocardium, thereby validating the Company’s vector delivery platform in the animal model. The data did not show a benefit on heart function at six months and, consequently, the Joint Steering Committee for the collaboration decided to discontinue work on S100A1. The Company impaired a $5.4 million acquired research and development asset associated with the program and released a contingent liability of $3.8 million related to the acquisition of the asset to income in the year ended December 31, 2018. In April 2019, BMS designated a new cardiovascular Collaboration Target to replace S100A1. As a result, BMS has designated a total of four Collaboration Targets as of December 31, 2019.

The initial four-year research term under the collaboration terminated on May 21, 2019. In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term but rather preferred to restructure or amend the collaboration to reduce or eliminate certain of the Company’s obligations under it.

Accordingly, the Company is currently in discussions with BMS potentially to restructure or amend the BMS CLA and other related agreements. It is currently uncertain whether a change to the BMS CLA will be agreed and, if agreed, what the specific terms of any such change may be. As a consequence, the Company has not taken into account the impact of such change, if any, on the timing of recognition of the prepaid License Revenue if and when the BMS CLA and other related agreements have been restructured or amended. The final resolution of these discussion may or may not result in material changes to the Company’s collaboration with BMS.

The Company evaluated the BMS CLA and determined that its performance obligations in accordance with its adoption of ASC 606 on January 1, 2018, are as follows:

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

During the aforementioned discussions with BMS potentially to restructure or amend the BMS CLA and other related agreements, which may be terminated by the Company or BMS at any time, the Company agreed, subject to certain conditions, to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

License Revenue – BMS

The Company recognized $5.0 million of License Revenue for the year ended December 31, 2019 (December 31, 2018: $7.5 million, December 31, 2017: $4.1 million) in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Targets in August 2015 (together “Consideration”).

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

The estimation of total services at the end of each reporting period involves considerable judgement. The estimated number of Collaboration Targets that BMS will pursue significantly impacts the amount of License Revenue the Company recognizes. For example, if the Company would increase the probability of all additional Collaboration Targets being designated by 10% then the revenue for the annual period ended December 31, 2019 would have decreased by approximately $1.9 million, as the Company would be required to render more services in relation to the Consideration received.

Collaboration Revenue – BMS

The Company recognizes Collaboration Revenues associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under its collaboration agreement during the initial research term (that ended on May 21, 2019). The Company is currently in discussions with BMS potentially to restructure or amend the collaboration and license agreement and other related agreements following the expiration of the research term. During these discussions, which may be terminated by the Company or BMS at any time, the Company has agreed to continue providing support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

The Company has provided target-specific research and development services to BMS, and, subject to the outcome of the discussions with BMS, may continue to do so. Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied.

The Company generated $2.3 million collaboration revenue for the year ended December 31, 2019 (December 31, 2018: $3.8 million; December 31, 2017: $4.3 million).

Manufacturing Revenue – BMS

BMS and the Company also entered into a Master Clinical Supply Agreement in April 2017 for the Company to supply gene therapy products during the clinical phase as well as into a binding term sheet to supply gene therapy products during the commercial phase to BMS. Revenues from product sales will be recognized when earned. To date the Company has not supplied any clinical and commercial gene therapy product to BMS.

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

The Company recognized no License Revenue for the year ended December 31, 2019 (December 31, 2018: nil; December 31, 2017: $0.0 million). The Company recognized the License Revenue for the year ended December 31, 2017, net of a $0.5 million reduction for amounts previously amortized and repaid by the Company in accordance with the Glybera Termination Agreement in 2017.

Collaboration Revenue – Chiesi

Prior to the termination of the Hemophilia Collaboration Agreement up to June 30, 2017, Chiesi reimbursed the Company for 50% of the agreed research and development efforts related to hemophilia B. These reimbursable amounts have been presented as Collaboration Revenue.

The Company generated no Collaboration Revenue for the year ended December 31, 2019 (December 31, 2018: nil; December 31, 2017: $4.6 million) from the co-development of hemophilia B.

4.            Fair value measurement

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

Liabilities measured at fair value using Level 3 as of December 31, 2019 inputs consisted of derivative financial instruments. Changes in Level 3 items during the years ended December 31, 2019, 2018 and 2017 are as follows:

		Derivative
	Contingent	financial
	consideration	instruments	Total
	(in thousands)
Balance at December 31, 2016	$1,838	$62	$1,900
Exercises of convertible loan warrants	—	(631)	(631)
Net losses recognized in profit or loss	3,002	2,192	5,194
Contingent consideration paid	(1,181)	—	(1,181)
Currency translation effects	305	12	317
Balance at December 31, 2017	$3,964	$1,635	$5,599
Net gains recognized in profit or loss	(3,846)	(208)	(4,054)
Currency translation effects	(118)	(52)	(170)
Balance at December 31, 2018	$—	$1,375	$1,375
Net losses recognized in profit or loss	—	2,530	2,530
Exercise of warrants	—	(770)	(770)
Currency translation effects	—	(60)	(60)
Balance at December 31, 2019	$—	$3,075	$3,075

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS and in relation to the issuance of the Hercules Technology Growth Corp. (“Hercules”) loan facility.

BMS warrants

Pursuant to the BMS CLA, the Company granted BMS two warrants:

●	A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 14.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designates the sixth new target (the seventh Collaboration Target); and
●	A warrant allowing BMS to purchase a specific number of uniQure ordinary shares such that its ownership will equal 19.9% immediately after such purchase. The warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designates the ninth new target (the tenth Collaboration Target).

As of December 31, 2019, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable.

Pursuant to the terms of the BMS CLA the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $52.39 as of December 31, 2019) and (ii) the product of (A) 1.10 multiplied by (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

The fair value of the warrants as of December 31, 2019 is $3.1 million (December 31, 2018: $0.8 million). During the year ended December 31, 2019, the Company recognized a $2.3 million loss in non-operating income / expense (December 31, 2018: $0.5 million gain; December 31, 2017: $1.2 million loss) related to fair value changes of the BMS warrants. As of December 31, 2019, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable. The Company estimated the exercise of the warrants to occur within two and four years after the balance sheet date. The Company classified the derivative financial liabilities as non-current at the balance sheet date.

The Company used Monte-Carlo simulations to determine the fair market value of the BMS warrants. The valuation model incorporates several inputs, the risk-free rate adjusted for the period affected, an expected volatility based on historical Company volatility, the expected yield on any dividends and management’s expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as management’s expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. All of these represent Level 3 inputs. Additionally, the model assumes BMS will exercise the warrants only if it is financially rational to do so.

The Company conducted a sensitivity analysis to assess the impact on changes in assumptions on the fair value. Specifically, the Company examined the impact on the fair market value of the warrants by increasing the volatility by 10% to 82.5%. A further sensitivity analysis was performed assuming the warrants would be exercised a year later than currently estimated. The table below illustrates the impact on the fair market valuation associated with these changes in assumptions as of December 31, 2019.

Total warrants
in thousands
Base case	$3,075
Increase volatility by 10% to 82.5%	680
Extend exercise dates by one year	(31)

Hercules loan facility

On June 14, 2013, the Company entered into a venture debt loan facility (the “Original Facility”) with Hercules (see note 8, “Long-term debt”) pursuant to a Loan and Security Agreement (the “Loan Agreement”), which included a warrant maturing on February 5, 2019. The warrant was not closely related to the host contract and was accounted for separately as a derivative financial liability measured at fair value though profit or loss. The warrant included in the Original Facility remained in place following the 2014, 2016 and 2018 amendments of the loan. The Hercules warrants were exercised as of February 1, 2019. The Company issued 37,175 ordinary shares at $34.25 following the exercise of all Hercules warrants and receipt of $0.5 million from Hercules. As a result, the fair value of this derivative, recorded in other current liabilities, as of December 31, 2019 is nil (December 31, 2018: $0.6 million). During the year ended December 31, 2019, the Company recognized a $0.2 million loss in other non-operating income / (expense) (December 31, 2018: $0.3 million loss; December 31, 2017: $0.3 million loss) related to fair value changes of the Hercules warrants.

Contingent consideration

In connection with the Company’s acquisition of the InoCard business (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) are contingent upon realization of milestones associated with its S100A1 protein research program. Following the discontinuation of the research program the Company since 2018 no longer expects to realize those milestones and recorded a $3.8 million gain within research and development expenses for the year ended December 31, 2018, to release the liability to profit and loss. Accordingly, the fair value of the contingent liability as of December 31, 2019 amounted to nil (December 31, 2018: nil).

The Company made $1.2 million in milestone payments related to the liability during the year ended December 31, 2017, 50% of which were settled through the issuance of 64,648 restricted ordinary shares on October 2, 2017. In addition, in 2017, the parties modified the conditions of the agreed milestone payments, including a reduction of the percentage of any future milestone that can be settled in the form of Company ordinary shares from 100% to 50%. The Company recorded $2.3 million expenses in research and development cost in the year ended December 31, 2017, related to the increase in fair value of the contingent consideration resulting from these modifications.

5.            Property, plant and equipment, net

The following table presents the Company’s property, plant and equipment as of December 31:

	December 31,	December 31,
	2019	2018
	in thousands
Leasehold improvements	$34,611	$32,462
Laboratory equipment	18,232	16,685
Office equipment	4,212	2,853
Construction-in-progress	341	73
Total property, plant, and equipment	57,396	52,073
Less accumulated depreciation	(28,625)	(22,894)
Property, plant and equipment, net	$28,771	$29,179

Total depreciation expense was $6.0 million for the year ended December 31, 2019 (December 31, 2018: $6.5 million, December 31, 2017: $7.0 million). Depreciation expense is allocated to research and development expenses to the extent it relates to the Company’s manufacturing facility and equipment. All other depreciation expenses are allocated to selling, general and administrative expense.

The following table summarizes property, plant and equipment by geographic region.

	December 31,	December 31,
	2019	2018
	in thousands
Lexington, Massachusetts (United States of America)	$15,490	$14,598
Amsterdam (the Netherlands)	13,281	14,581
Total	$28,771	$29,179

6.         Right-of-use asset and lease liabilities

The Company adopted ASU 2016-02 “Leases (Topic 842)” as well as ASU 2018-10 and ASU 2018-11, which both relate to improvements to ASC 842. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019 (“new lease accounting standard”). The standard requires the balance sheet recognition for leases. Prior years were not recast under the new standard and therefore, those amounts are presented  in accordance with the requirements of the previously effective lease standard ASC 840 (“historic lease accounting standard”). The Company elected to utilize practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs.

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

The contractually fixed annual increase of lease payments through 2029 for both the extension and expansion lease have been included in the lease payments.

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. The fixed lease payments to be received during the remaining eight-year term amount to $8.9 million (EUR 7.9 million) as of December 31, 2019.

Operating lease liabilities

As no implicit rate in relation to the three above facility leases and other equipment leases was readily available, the Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rates, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules Capital, which was refinanced in December 2018.

The components of lease cost in accordance with the new lease accounting standard were as follows:

Year ended
December 31, 2019
(in thousands)
Operating lease cost	$4,474
Variable lease cost	507
Sublease income	(1,053)
Total lease cost	$3,928

The rent expense in accordance with the historical lease accounting standard for the years ended December 31, 2018, and December 31, 2017 was calculated on a straight-line basis over the term of the lease and considers $12.2 million of lease incentives received. Aggregate rent expense was as follows:

	Year ended December 31,
	2018	2017

Rent expense-Lexington	$1,583	$1,103
Rent expense-Amsterdam	1,667	2,503
Total rent expense	$3,250	$3,606

The table below presents the lease-related assets and liabilities recorded on the Consolidate balance sheet in accordance with the new lease accounting standard.

December 31, 2019
(in thousands)
Assets
Operating lease right-of-use assets	$26,797
Liabilities
Current
Current operating lease liabilities	5,865
Non-current
Non-current operating lease liabilities	31,133
Total lease liabilities	$36,998

Other information

The weighted-average remaining lease term as of December 31, 2019 is 10.3 years and the weighted-average discount rate as of this date is 11.33%.

The table below presents supplemental cash flow and non-cash information related to leases required in accordance with the new lease accounting standard.

Year ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases 1)	$4,717

Right-of-use asset obtained in exchange for lease obligation
Operating lease 2)	$9,002

(1) The Company has received $1.5 million of landlord incentive payments as of December 31, 2019, which are not included in the cash paid amounts.)

(2) The Company capitalized $19.0 million of operating right-of-use assets upon adoption of the new lease standard on January 1, 2019 that are not included in the movement for the year ended December 31, 2019.)

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of December 31, 2019, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of December 31, 2019 in accordance with the new lease accounting standard.

	Lexington	Amsterdam1)	Other1)	Total
	(in thousands)
2020	$3,360	$2,365	$141	$5,866
2021	3,455	1,892	141	5,488
2022	3,552	1,892	—	5,444
2023	3,650	1,892	—	5,542
2024	4,146	1,892	—	6,038
Thereafter	20,745	13,084	—	33,829
Total lease payments	$38,908	$23,017	$282	$62,207

Less: amount of lease payments representing interest payments	(15,014)	(10,178)	(17)	(25,209)
Present value of lease payments	23,894	12,839	265	36,998
Less: current operating lease liabilities	(3,360)	(2,364)	(141)	(5,865)
Non-current operating lease liabilities	$20,534	$10,475	$124	$31,133

(1)	Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2019, of $1.12 / €1.00)

As of December 31, 2018, aggregate minimum lease payments under the historical accounting standard ASC 840 (excluding payments from the sub-lease agreement) for the calendar years and lease incentives received were as follows:

	Lexington	Amsterdam1)	Total
	(in thousands)
2019	$2,707	$1,963	$4,670
2020	3,360	1,970	5,330
2021	3,455	1,970	5,425
2022	3,552	1,970	5,522
2023	3,650	1,970	5,620
Thereafter	24,892	16,085	40,977
Total minimum lease payments	$41,616	$25,926	$67,544

7.            Intangible assets

a.            Acquired licenses

The following table presents the Company’s acquired licenses as of December 31:

	December 31,	December 31,
	2019	2018
	(in thousands)
Licenses	$8,317	$7,528
Less accumulated amortization and impairment	(2,890)	(2,327)
Licenses, net	$5,427	$5,201

All intangible assets are owned by uniQure biopharma B.V, a subsidiary of the Company. The acquired licenses have a weighted average remaining life of 10.7 years as of December 31, 2019.

During the year ended December 31, 2019, the Company capitalized $1.0 million of expenditures related to contractual milestone payments under existing license agreements. During the year ended December 31, 2018, the Company capitalized $1.9 million of expenditures related to contractual milestone payments under existing license agreements as well as costs incurred in relation to entering into new license agreements.  During the year ended December 31, 2018, the Company disposed a number of fully amortized, expired licenses.

As of December 31, 2019, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
in thousands
2020	$582
2021	573
2022	545
2023	545
2024	515
Thereafter	2,667
Total	$5,427

The carrying amount of the Company’s licenses by licensor is set out below.

	December 31,	December 31,
	2019	2018
	in thousands
Protein Sciences Corporation	$1,911	$2,084
St. Jude Children’s Hospital	1,404	633
Other	2,112	2,484
Total	$5,427	$5,201

The amortization expense related to licenses for the year ended December 31, 2019 was $0.6 million (December 31, 2018: $0.4 million; December 31, 2017: $1.0 million).

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

8.            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	December 31,	December 31,
	2019	2018
	(in thousands)
Accruals for services provided by vendors-not yet billed	$5,425	$1,999
Personnel related accruals and liabilities	7,032	5,688
Derivative financial liability warrants (see note 4)	—	545
Total	$12,457	$8,232

9.            Long-term debt

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

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35 million outstanding as of signing and will owe a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $36.3 million as of December 31, 2019, compared to $35.7 million as of December 31, 2018, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan was $0.7 million in 2019 (2018: loss of $0.9 million; 2017: gain of $2.6 million). The fair value of the loan approximates its carrying amount. Inputs to the fair value of the loan are considered Level 3 inputs.

Interest expense recorded during the years ended December 31 was as follows:

Years	Amount
in millions
2019	$3.7
2018	2.0
2017	2.2

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

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of December 31, 2019, the Company was in compliance with all covenants and provisions.

The aggregate maturities of the loan, including $11.5 million of coupon interest payments and financing fees, for each of the 41 months subsequent to December 31, 2019, are as follows:

Years	Amount
in thousands
2020	$4,119
2021	3,141
2022	25,002
2023	14,269
Total	$46,531

10.          Shareholders’ equity

As of December 31, 2019, the Company’s authorized share capital is €3.0 million (exchange rate as of December 31, 2019, of $1.12 / €1.00; $3.4 million), divided into 60,000,000 ordinary shares, each with a nominal value of €0.05. Under Dutch law, the authorized share capital is the maximum capital that the Company may issue without amending its articles of association.

All ordinary shares issued by the Company were fully paid. Besides the minimum amount of share capital to be held under Dutch law, there are no distribution restrictions applicable to the equity of the Company.

As of December 31, 2019, and 2018 and 2017 the Company’s reserves were restricted for payment of dividends for accumulated foreign currency translation losses of $6.7 million, $7.3 million and $3.8 million, respectively.

On September 10, 2019, the Company completed a follow-on public offering of 4,891,305 ordinary shares at a public offering price of $46.00 per ordinary share, and on September 13, 2019, the Company completed the sale of an additional 733,695 ordinary shares at a public offering price of $46.00 per ordinary share pursuant to the exercise by the underwriters of the option to purchase additional ordinary shares, resulting in total gross proceeds to the Company of $258.8 million. The net proceeds to the Company from this offering were $242.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company deducted $0.6 million of expenses incurred related to this offering from additional paid-in capital in the accompanying consolidated balance sheets and reflected this within the proceeds from public offering of shares, net of issuance costs within the cash flows from financing activities.

On May 7, 2018, the Company completed a follow-on public offering of 5,175,000 ordinary shares at a public offering price of $28.50 per ordinary share, resulting in gross proceeds to the Company of $147.5 million. The net proceeds to the Company from this offering were $138.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company deducted $0.2 million of expenses incurred related to this offering from additional paid-in capital in the accompanying consolidated balance sheet and reflected this within the proceeds from public offering of shares, net of issuance costs within the cash flows from financing activities.

On October 27, 2017, the Company completed a follow-on public offering of 5,000,000 ordinary shares at a public offering price of $18.25 per ordinary share, resulting in gross proceeds to the Company of $91.3 million. The net proceeds to the Company from this offering were $85.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company deducted $0.5 million of expenses incurred related to this from additional paid in capital in the accompanying consolidated balance sheet and reflected this within the proceeds from public offering of shares, net of issuance costs within the cash flows from financing activities.

In February 2019 the Company issued 37,175 ordinary shares to Hercules pursuant to exercised warrants for $0.5 million in aggregate cash consideration. The Company deemed the sale and issuance of these shares to be exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act, as an offshore offering of securities and such shares were issued as restricted shares. Hercules represented to us that they were in compliance with the requirements of Regulation S.

In December 2017 the Company issued a total of 114,172 restricted ordinary shares in relation to the exercise of 128,710 warrants issued to former lenders of a loan, which was converted into equity in July 2013 prior to the Company’s initial public offering. The ordinary shares were issued at an exercise price of €10.10, or approximately $12.0 depending on the foreign exchange rate as of the date of warrant exercise. In 2017, certain of these lenders (Forbion and Coller) qualified as related parties to the Company at the time of the transaction.

On October 2, 2017, the Company issued 64,648 ordinary shares to the sellers of the Inocard business in connection with the amended purchase agreement by which the Company acquired the Inocard business. No cash consideration was paid for the shares, as such shares were issued as amended consideration for the previous acquisition of the Inocard business. The Company deemed the offer and issuance of these shares to be exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act, as an offshore offering of securities and such shares were issued as restricted shares. The sellers of the Inocard business represented to the Company that they were in compliance with the requirements of Regulation S.

On May 2, 2018, the Company and Leerink mutually terminated with immediate effect the September 2017 Sales Agreement with Leerink for an at-the-market offering program (“ATM program”). The ATM program allowed for the offer and sale of up to 5 million ordinary shares at prevailing market prices from time to time. The Company did not offer or sell any ordinary shares under the ATM program.

11.          Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$8,029	$3,994	$3,945
Selling, general and administrative	9,439	6,699	6,335
Total	$17,468	$10,693	$10,280

Share-based compensation expense recognized by award type was as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Award type
Share options	$7,896	$4,766	$3,246
Restricted share units (“RSUs”)	4,117	3,020	2,588
Performance share units (“PSUs”)	5,455	2,907	4,446
Total	$17,468	$10,693	$10,280

As of December 31, 2019, the unrecognized compensation cost related to unvested awards under the various share-based compensation plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$19,750	2.90
Restricted share units	7,035	1.90
Performance share units	5,711	1.78
Total	$32,496	2.49

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the NASDAQ Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”).

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

Share options

Share options are priced on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years. The first 25% vests after one year from the initial grant date and the remainder vests in equal quarterly installments over years two, three and four. Certain grants to non-executive directors vest in full after one year. Any options that vest must be exercised by the tenth anniversary of the initial grant date.

2014 Plan

The following tables summarize option activity under the Company’s 2014 Plans for the year ended December 31, 2019:

	Options
	Number of	Weighted average	Weighted average	Aggregate intrinsic
	ordinary shares	exercise price	remaining contractual life	value
			in years	(in thousands)
Outstanding at December 31, 2018	2,673,712	$15.09	7.98	$39,616
Granted	647,526	$40.31
Forfeited	(202,926)	$20.09
Expired	(543)	$12.26
Exercised	(434,665)	$11.91
Outstanding at December 31, 2019	2,683,104	$21.29	7.46	135,238
Thereof, fully vested and exercisable at December 31, 2019	1,336,767	$13.76	6.62	77,394
Thereof, outstanding and expected to vest at December 31, 2019	1,346,337	$28.76	8.29	57,844

Outstanding and expected to vest at December 31, 2018	1,599,797	$17.96

Total weighted average grant date fair value of options issued during the period (in $ millions)		$15.3
Granted to directors and officers during the period (options, grant date fair value $ in millions)	223,097	$4.1
Proceeds from option sales during the period (in $ millions)		$5.2

The following table summarizes information about the weighted average grant-date fair value of options during the years ended December 31:

		Weighted average
	Options	grant‑date fair value
Granted, 2019	647,526	$23.57
Granted, 2018	937,832	15.90
Granted, 2017	1,295,350	3.87
Vested, 2019	698,127	10.38
Forfeited, 2019	(202,926)	12.09

The following table summarizes information about the weighted average grant-date fair value of options at December 31:

		Weighted average
	Options	grant‑date fair value
Outstanding and expected to vest, 2019	1,346,337	$17.05
Outstanding and expected to vest, 2018	1,599,797	10.83

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Year ended December 31,
Assumptions	2019	2018	2017
Expected volatility	70%-75%	75%-80%	75%-80%
Expected terms	10 years	10 years	10 years
Risk free interest rate	1.92% - 2.87%	2.67% - 3.20%	2.39% - 2.81%
Expected dividend yield	0%	0%	0%

The Hull & White option model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		in thousands
2019	434,665	$17,700
2018	388,203	7,515
2017	198,552	1,291

Restricted Share Units (RSUs)

The following table summarizes the RSU activity for the year ended December 31, 2019:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2018	412,321	$16.49
Granted	198,504	$38.63
Vested	(205,583)	$15.31
Forfeited	(34,412)	$20.62
Non-vested at December 31, 2019	370,830	$28.62

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$7.7
Granted to directors and officers during the period (shares, $ in millions)	109,349	$4.0

The following table summarizes information about the weighted average grant-date fair value of RSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2019	198,504	$38.63
2018	262,599	23.61
2017	603,350	5.86

The following table summarizes information about the total fair value of RSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2019	$10,152
2018	8,546
2017	2,917

RSUs vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units (PSUs)

The following table summarizes the PSU activity for the year ended December 31, 2019:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2018	377,169	$16.73
Granted	132,362	$31.71
Vested	(30,109)	$11.83
Non-vested at December 31, 2019	479,422	$21.17
PSUs awarded but not yet earned	83,489	$71.66
Total non-vested and discretionary PSUs	562,911	$28.66

Total weighted average grant date fair value of PSUs granted and awarded during the period (in $ millions)		$10.2

In January 2019, the Company awarded PSUs to its executives and other members of senior management. These PSUs were earned in January 2020 based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2019. The PSUs awarded for the year ended December 31, 2019 will vest on the third anniversary of the grant, subject to the grantee’s continued employment.

The following table summarizes information about the weighted average grant-date fair value, determined at of the date these were earned, of PSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2019	132,362	$31.71
2018	—	$—
2017	550,570	$17.15

The following table summarizes information about the total fair value of PSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2019	$1,056
2018	1,350
2017	1,730

Employee Share Purchase Plan (“ESPP”)

In June 2018 the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the year ended December 31, 2019, 9,202 shares have been issued (December 31, 2018: 2,591). As of December 31, 2019, a total of 138,207 ordinary shares remains available for issuance under the ESPP plan.

2012 Plan

The following table summarizes option activity under the Company’s 2012 Plan for the year ended December 31, 2019:

	2012 plan
		Weighted average	Weighted average	Aggregate intrinsic
	Options	exercise price	remaining contractual life	value
			in years	(in thousands)
Outstanding at December 31, 2018	32,567	€5.23	3.62	$939
Exercised	(18,567)	€3.07
Forfeited	—	€—
Expired	—	€—
Outstanding, fully vested and exercisable at December 31, 2019	14,000	€8.09	3.10	876

Proceeds from option sales (in million)		$0.1

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		(in thousands)
2019	18,567	$1,014
2018	40,251	964
2017	405,188	1,176

12.          Expenses by nature

Operating expenses excluding expenses presented in other expenses included the following expenses by nature:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Employee-related expenses	$59,130	$46,254	$46,373
Laboratory and development expenses	30,130	23,596	17,737
Office and housing expenses	10,588	7,281	9,327
Legal and advisory expenses	11,297	7,748	8,121
Depreciation, amortization and impairment expenses	6,669	12,415	6,779
Patent and license expenses	1,654	1,202	817
Other operating expenses	8,813	1,618	7,653
Total	$128,281	$100,114	$96,807

Details of employee-related expenses for the years ended December 31 are as follows:

	Years ended December 31,
	2019	2018	2017
	in thousands, except for employee numbers
Wages and salaries	$32,029	$26,646	$25,131
Share-based compensation expenses	17,533	10,708	10,280
Consultant expenses	2,464	2,974	4,758
Social security costs	2,727	2,231	2,077
Health insurance	1,933	1,750	1,536
Pension costs-defined contribution plans	650	628	802
Other employee expenses	1,794	1,317	1,789
Total	$59,130	$46,254	$46,373
Number of employees at the end of the period	248	212	202

13.          Other non-operating income / (expense)

Other non-operating income / (expense) consists of changes in the fair value of derivative financial instruments.

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Other non-operating income:
Derivative gains	$—	$208	$—
Total other non-operating income:	—	208	—
Other non-operating expense:
Derivative losses	(2,530)	—	(2,192)
Finance expenses	—	—	(243)
Total other non-operating expense:	(2,530)	—	(2,435)
Other non-operating income / (expense), net	$(2,530)	$208	$(2,435)

The Company recorded a net loss of $2.3 million for the year ended December 31, 2019, compared to a net gain of $0.5 million and a net loss of $1.2 million for the years ended December 31, 2018 and December 31, 2017, respectively, related to the derivative financial instruments issued as part of its collaboration with BMS and a net loss of $0.2 million for the year ended December 31, 2019 (December 31, 2018: $0.3 million net loss; December 31, 2017: $0.3 million net loss) related to warrants issued to Hercules (see note 4, “Fair value measurement”). Also, the Company recognized a $0.7 million loss for the year ended December 31, 2017, related to warrants issued in connected with the 2013 convertible loan.

14.          Income taxes

a.           Income tax benefit / (expense)

No current tax charges or liabilities were recorded in 2019 by the Company’s Dutch and U.S entities. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s net deferred tax assets.

For the years ended December 31, 2019, 2018 and 2017, loss before income taxes consists of the following:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Dutch operations	$(111,820)	$(85,721)	$(60,966)
U.S. operations	(12,381)	2,646	(18,493)
Foreign operations	—	3	—
Total	$(124,201)	$(83,073)	$(79,459)

The income tax benefit / (expense) for the years ended December 31, 2019, 2018 and 2017, consists of the following:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Current tax (expense) / benefit
Dutch operations	$—	$—	$—
U.S. operations	—	—	—
Foreign operations	—	(22)	(10)
Total current income tax (expense) / benefit	$—	$(22)	$(10)
Deferred tax (expense) / benefit
Dutch operations	$—	$(209)	$209
U.S. operations	—	—	—
Foreign operations	—	—	—
Total deferred income tax (expense) / benefit	$—	$(209)	$209
Total income tax (expense) / benefit	$—	$(231)	$199

b.           Tax rate reconciliation

The reconciliation of the amount of income tax benefit / (expense) that would result from applying the Dutch statutory income tax rate to the Company’s reported amount of income tax benefit / (expense) for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Loss before income tax expense for the period	$(124,201)	$(83,073)	$(79,459)
Expected income tax benefit at the tax rate enacted in the Netherlands (25%)	31,050	20,768	19,865
Difference in tax rates between the Netherlands and foreign countries	(495)	(106)	1,664
Net change in valuation allowance	(25,583)	(19,207)	(17,358)
Non-deductible expenses	(4,972)	(2,648)	(3,248)
Change in fair value of contingent consideration	—	962	(724)
Income tax (expense) / benefit	$—	$(231)	$199

Non-deductible expenses predominantly relate to share-based compensation expenses for an amount of $4.4 million in 2019 (2018: $2.7 million; 2017: $2.5 million) and non-deductible results on derivative financial instruments of $0.6 million (2018: $0.0 million; 2017: $0.5 million).

c.           Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows:

	Years ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$99,644	$74,529
Intangible assets	770	847
Lease liabilities	7,861	—
Property, plant and equipment	761	561
Deferred revenue	6,676	7,481
Accrued expenses and other current liabilities	628	1,682
Gross deferred tax asset	$116,340	$85,100
Less valuation allowance	(109,856)	(85,100)
Net deferred tax asset	$6,484	$—
Right-of-use asset	(6,484)	—
Net deferred tax liability	$(6,484)	$—
Net deferred tax asset / (liability)	$—	$—

Changes in the valuation allowance were as follows:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
January 1,	$85,100	$93,682	$82,642
Changes related to reduction of deferred revenue recorded in equity upon implementation of ASC 606 Revenue recognition as of January 1, 2018	—	(6,229)	—
Changes recorded in profit and loss	25,583	19,207	19,080
Increase/(Reduction) related to 2019 and 2018, respectively, Dutch tax reforms	4,059	(15,670)	—
Reduction related to 2017 US tax reform	—	—	(1,722)
Other changes including currency translation effects	(4,886)	(5,890)	(6,318)
December 31,	$109,856	$85,100	$93,682

Included within changes recorded in profit and loss for the year ended December 31, 2019 is the utilization of $3.7 million of U.S. net operating loss carryforwards ($4.5 million utilization for the year ended December 31, 2018 and $0.0 for the year ended December 31, 2017).

The valuation allowance at December 31, 2019 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more-likely than-not to be realized. Management considered projected future taxable income and tax-planning strategies in making this assessment. There is also a portion of the valuation allowance for deferred tax assets for which subsequently measured tax benefits will be credited directly to contributed capital as it relates to follow-on offering costs. As of December 31, 2019, that amount was $6.9 million ($3.3 million as of December 31, 2018).

In the Netherlands, changes to corporate taxes were enacted in December 2019. The changes increase the corporate tax rate from 22.55% to 25.00% for the fiscal year 2020 and decrease the corporate tax rate to 21.7%, effective January 1, 2021. The Company remeasured its deferred tax assets and liabilities using a rate of 21.7% instead of the 20.5% rate effective in 2019 as it does not expect to utilize any of its loss carryforwards prior to 2021. This resulted in a $4.1 million increase of both the gross deferred tax asset and the valuation allowance in the year ended December 31, 2019. A tax reform in December 2018 limited the carryforward of tax losses arising from January 1, 2019, to six years after the end of the respective period. Tax losses incurred prior to this date continue to expire nine years after the end of the respective period. The 2018 Dutch tax reform had initially lowered the tax rate from 25.0% to 20.5%. This rate reduction was partially reversed through the 2019 Dutch tax reform.

The Dutch fiscal unity has as of December 31, 2019 an estimated $414.0 million (2018: $311.7 million; 2017: $246.0 million) of taxable losses that can be offset in the following six to eight years. The expiration dates of these Dutch losses are summarized in the following table. In the year ended December 31, 2019 unused tax losses of $20.7 million (December 31, 2018: $20.0 million) expired.

	2020	2021	2022	2023	2024-2027
	(in thousands)
Loss expiring	$18,479	$13,905	$23,664	$23,047	$334,859

In the U.S., the tax act known as the Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. As a foreign domiciled entity, the most significant impact of the Act related to the tax rate applicable to the Company’s U.S. operating entity, resulting in a $1.7 million reduction of both the gross deferred tax asset and the valuation allowance in the year ended December 2017. In addition, the Act limits the utilization of tax losses incurred after January 1, 2018, to 80% of taxable income. The Company did not identify any further significant impacts related to the Act during 2018. The tax losses incurred prior to January 1, 2018 are approximately $55.1 million. As of December 31, 2019, the estimated remaining tax losses available for carry forward are $46.7 million. These losses will expire between 2035 and 2037.

Under the provision of the Internal Revenue Code, the U.S. net operating losses may become subject to an annual limitation in the event of certain cumulative exchange in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 and 383 of the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation.

There are no significant unrecognized tax benefits as of December 31, 2019 and 2018.

15.          Basic and diluted earnings per share

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the years presented, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

The potentially dilutive ordinary shares are summarized below:

	Years ended December 31,
	2019	2018	2017
	(ordinary shares)
BMS warrants	8,893,000	8,575,000	6,800,000
Stock options under 2014 Plans	2,683,104	2,673,712	2,456,433
Non-vested RSUs and earned PSUs	850,252	789,490	1,194,737
Stock options under 2012 Plan	14,000	32,567	72,818
Hercules warrants (exercised February 1, 2019)	—	37,175	37,175
Employee share purchase plan	485	1,012	—
Total potential dilutive ordinary shares	12,440,841	12,108,956	10,561,163

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

17.        Related party transaction

On August 20, 2019, the Company promoted Sander van Deventer, M.D., Ph.D., to Executive Vice President, Research and Product Development, and Alex Kuta, Ph.D., to Executive Vice President, Operations. Dr. van Deventer, in addition to his responsibilities for research, will now also be responsible for the Company’s product development. Dr. Kuta, in addition to regulatory affairs, will now also be responsible for global quality as well as GMP manufacturing at uniQure’s state-of-the-art facility in Lexington, Massachusetts. As a result of these changes, the Company eliminated the Chief Operating Officer role, and Scott McMillan, Ph.D. retired from uniQure.

In August 2019, the Company entered into an Amended and Restated Agreement Collaboration and License Agreement (“Amended CLA”) as well as an additional new Collaboration and License Agreement (“New CLA”) with its related party 4DMT Molecular Therapeutics, Inc. (“4DMT”). In the Amended CLA, the Company received from 4DMT an exclusive, sublicensable, worldwide license under certain 4DMT intellectual property rights to research, develop, make, use, and commercialize previously selected AAV capsid variants and certain associated products using 4DMT proprietary AAV technology for delivery of gene therapy constructs to cells in the central nervous system and the liver (“the Field”). In the New CLA, the parties agreed to research and develop, at 4DMT’s cost, new AAV capsid variants using 4DMT proprietary AAV technology for delivery of up to six additional transgene constructs in the Field that will be selected by the Company.

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

On August 7, 2017, the Company appointed Dr. Sander van Deventer as its Chief Scientific Officer and General Manager of its Amsterdam site. Dr. van Deventer served on the Company’s Board of Directors until September 14, 2017. Dr. van Deventer has resigned as Managing Partner of Forbion Capital Partners and became an Operating Partner with Forbion Capital Partners for up to 50% of his time. Dr. van Deventer is entitled to €200,000 gross annual salary (“Base Salary”), including an 8% holiday allowance to be paid annually in May based upon the previous year’s gross annual salary. Dr. van Deventer will also be eligible for a bonus amounting to a maximum of 40% of his annual gross salary, such amount to be determined by the Board of Directors. On September 20, 2017, Dr. van Deventer was granted an option to purchase 150,000 shares with an exercise price of $8.49, in accordance with the Company’s Amended and Restated 2014 Share Incentive Plan.

18.         Subsequent events

None.

EXHIBIT INDEX

Exhibit No.		Description
3.1

Amended Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2018 (file no. 0001-36294) filed with the Securities and Exchange Commission).

4.1*		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1t		2014 Share Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8 (file no. 333-225629) filed with the Securities and Exchange Commission).
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

10.38t

Employment Agreement dated August 20, 2018 by and between uniQure, Inc. and Dr. Robert Gut (incorporated by reference to Exhibit 10.38 of the Company’s annual report on Form 10-K for the year ended December 31, 2018 (file no. 0001-36294) filed with the Securities and Exchange commission).

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

10.42

Second Amendment Lease relating to 113 Hartwell Avenue, Lexington Massachusetts, dated as of June 17, 2019, by and between the Company and King 113 Hartwell LLC (incorporated by reference to Exhibit 10.42 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2019 filed with the Securities and Exchange Commission).

10.43

Form of Share Option Agreement, effective June 18, 2019, under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.43 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2019 filed with the Securities and Exchange Commission).

10.44t

Amended and Restated Employment Agreement, executed September 17, 2019, by and between the Company and Dr. Kuta (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on September 20, 2019.

10.45t

Employment Agreement, executed September 17, 2019, by and between the Company and Dr. Sander van Deventer (incorporated by reference to Exhibit 10.2 of the Company’s current report on form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on September 20, 2019.

10.46t

Separation Agreement, executed September 16, 2019, by and between the Company and Dr. Scott McMillan (incorporated by reference to Exhibit 10.3 of the Company’s current report on form 8-K (file no. 001-36294) filed with the Securities and Exchange Commission) filed on September 20, 2019.

10.47

Amended and Restated Collaboration and License Agreement by and between 4D Molecular Therapeutics, Inc and uniQure biopharma B.V., dated August 6, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on September 30, 2019 filed with the Securities and Exchange Commission).

10.48

Collaboration and License Agreement by and between 4D Molecular Therapeutics, Inc and uniQure biopharma B.V., dates August 6, 2019 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on September 30, 2019 filed with the Securities and Exchange Commission).

10.49*t	Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure biopharma B.V. and Christian Klemt.
10.50*t	Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure Inc. and Dr. Robert Gut.
10.51*t	Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure Inc. and Maria Cantor.

10.52*t	Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure Inc. and Jonathan Garen.
14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG Accountants N.V.
23.2*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers Accountants N.V.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification.
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	Filed herewith

t	Indicates a management contract or compensatory plan or arrangement.

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

Signatures	Title	Date

/s/ MATTHEW KAPUSTA	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	March 2, 2020
Matthew Kapusta

/s/ ROBERT GUT	Executive Director	March 2, 2020
Robert Gut

/s/ CHRISTIAN KLEMT	Chief Accounting Officer	March 2, 2020
Christian Klemt

/s/ PHILIP ASTLEY SPARKE	Director	March 2, 2020
Philip Astley Sparke

/s/ JACK KAYE	Director	March 2, 2020
Jack Kaye

/s/ DAVID SCHAFFER	Director	March 2, 2020
David Schaffer

/s/ PAULA SOTEROPOULOS	Director	March 2, 2020
Paula Soteropoulos

/s/ MADHAVAN BALACHANDRAN	Director	March 2, 2020
Madhavan Balachandran

/s/ JEREMY P. SPRINGHORN	Director	March 2, 2020
Jeremy P. Springhorn

/s/ DAVID MEEK	Director	March 2, 2020
David Meek