Form 10-Q
period 2020-03-31
uniQure N.V.
filed 2020-04-29
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-36294

uniQure N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

Paasheuvelweg 25

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

As of April 27, 2020, the registrant had 44,312,658 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, which include statements related to the COVID-19 coronavirus pandemic, may be found in Part II, Item 1A “Risk Factors,” Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on March 2, 2020, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$342,029	$377,793
Accounts receivable and accrued income from related party	258	947
Prepaid expenses	5,738	4,718
Other current assets	1,576	748
Total current assets	349,601	384,206
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $29.8 million as of March 31, 2020 and $28.6 million as of December 31, 2019 respectively	27,736	28,771
Operating lease right-of-use assets	26,288	26,797
Intangible assets, net	7,211	5,427
Goodwill	486	496
Restricted cash	2,921	2,933
Total non-current assets	64,642	64,424
Total assets	$414,243	$448,630
Current liabilities
Accounts payable	$4,989	$5,681
Accrued expenses and other current liabilities	9,507	12,457
Current portion of operating lease liabilities	5,900	5,865
Current portion of deferred revenue	6,732	7,627
Total current liabilities	27,128	31,630
Non-current liabilities
Long-term debt	36,209	36,062
Operating lease liabilities, net of current portion	30,518	31,133
Deferred revenue, net of current portion	23,713	23,138
Derivative financial instruments related party	1,004	3,075
Other non-current liabilities	524	534
Total non-current liabilities	91,968	93,942
Total liabilities	119,096	125,572
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at March 31, 2020 and December 31, 2019 and 44,299,596 and 43,711,954 ordinary shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	2,683	2,651
Additional paid-in-capital	992,136	986,803
Accumulated other comprehensive loss	(11,966)	(6,689)
Accumulated deficit	(687,706)	(659,707)
Total shareholders' equity	295,147	323,058
Total liabilities and shareholders' equity	$414,243	$448,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
License revenues from related party	47	557
Collaboration revenues from related party	57	579
Total revenues	104	1,136
Operating expenses:
Research and development expenses	(26,013)	(20,537)
Selling, general and administrative expenses	(9,072)	(8,067)
Total operating expenses	(35,085)	(28,604)
Other income	857	313
Other expense	(339)	(349)
Loss from operations	(34,463)	(27,504)
Interest income	822	442
Interest expense	(975)	(957)
Foreign currency gains, net	4,602	2,274
Other non-operating gains / (losses), net	2,015	(2,027)
Net loss	$(27,999)	$(27,772)
Other comprehensive (loss) / income:
Foreign currency translation adjustments	(5,277)	2,468
Total comprehensive loss	$(33,276)	$(25,304)

Basic and diluted net loss per ordinary share	$(0.63)	(0.74)
Weighted average shares used in computing basic and diluted net loss per ordinary share	44,279,456	37,676,172

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(27,772)	(27,772)
Other comprehensive loss	—	—	—	(2,468)	—	(2,468)
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	183,807	10	2,088	—	—	2,098
Restricted and performance share units distributed during the period	188,081	11	(11)	—	—	—
Share-based compensation expense	—	—	4,294	—	—	4,294
Issuance of ordinary shares relating to employee stock purchase plan	3,126	—	81	—	—	81
Balance at March 31, 2019	37,763,842	$2,322	$727,795	$(9,727)	$(563,278)	$157,112

Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(27,999)	(27,999)
Other comprehensive loss	—	—	—	(5,277)	—	(5,277)
Exercise of share options	64,762	3	929	—	—	932
Restricted and performance share units distributed during the period	521,079	29	(29)	—	—	—
Share-based compensation expense	—	—	4,355	—	—	4,355
Issuance of ordinary shares relating to employee stock purchase plan	1,801	—	78	—	—	78
Balance at March 31, 2020	44,299,596	$2,683	$992,136	$(11,966)	$(687,706)	$295,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net loss	$(27,999)	$(27,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,733	1,569
Share-based compensation expense	4,355	4,294
Change in fair value of derivative financial instruments	(2,015)	2,027
Unrealized foreign exchange gains	(4,824)	(1,820)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	(1,282)	(2,763)
Accounts payable	(546)	(246)
Accrued expenses, other liabilities and operating leases	(2,645)	(1,190)
Deferred revenue	270	(537)
Net cash used in operating activities	(32,953)	(26,438)
Cash flows from investing activities
Purchases of intangible assets	(2,213)	(996)
Purchases of property, plant and equipment	(677)	(234)
Net cash used in investing activities	(2,890)	(1,230)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	1,010	2,178
Proceeds from exercise of warrants	-	500
Net cash generated from financing activities	1,010	2,678
Currency effect on cash, cash equivalents and restricted cash	(943)	(635)
Net decrease in cash, cash equivalents and restricted cash	(35,776)	(25,625)
Cash, cash equivalents and restricted cash at beginning of period	380,726	237,342
Cash, cash equivalents and restricted cash at the end of period	$344,950	$211,717
Cash and cash equivalents	$342,029	$208,787
Restricted cash related to leasehold and other deposits	2,921	2,930
Total cash, cash equivalents and restricted cash	$344,950	$211,717
Supplemental cash flow disclosures:
Cash paid for interest	$(780)	$(751)

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

The Company is registered in the trade register of the Chamber of Commerce (Kamer van Koophandel) in Amsterdam, the Netherlands under number 54385229. The Company’s headquarters are in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000.

The Company’s ordinary shares are listed on the Nasdaq Global Select Market and trade under the symbol “QURE”.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could be expected to materially impact the Company’s unaudited consolidated financial statements. The Company has adopted ASU 2018-13, Fair Value Measurement (Topic 820) and additional disclosures related to significant unobservable inputs have been included within footnote 4 Fair value measurement.

3	Collaboration arrangements and concentration of credit risk

BMS collaboration

In May 2015, the Company entered into a collaboration and license agreement (the “BMS CLA”) and various related agreements with BMS that provide BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). The initial four-year research term under the collaboration terminated on May 21, 2019. During the initial research term of the BMS CLA, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimburses the Company for all its research and development costs in support of the collaboration during the initial research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The BMS CLA provides that the companies may collaborate on up to ten Collaboration Targets in total. As of March 31, 2020, BMS has designated a total of four Collaboration Targets. In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term but rather preferred to restructure or amend the collaboration to reduce or eliminate certain of the Company’s obligations under it.

The Company has agreed to certain restrictions on its ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs. Accordingly, the Company is currently in discussions with BMS potentially to restructure or amend the BMS CLA and other related agreements following the expiration of the research term. It is currently uncertain whether a change to the BMS CLA will be agreed and, if agreed, what the specific terms of any such change may be. As a consequence, the Company has not taken into account the impact of such change, if any, on the timing of recognition of the prepaid License Revenue if and when the BMS CLA and other related agreements have been restructured or amended. The final resolution of these discussions may or may not result in material changes to the Company’s collaboration with BMS. The Company agreed, subject to certain conditions, to continue providing limited support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS during these discussions.

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

(iii)	Providing clinical and commercial manufacturing services for Collaboration Targets (“Manufacturing Revenue”). To date the Company has not generated any Manufacturing Revenue.

Amounts owed by BMS in relation the collaboration services are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Bristol Myers Squibb	$258	$947
Total	$258	$947

License Revenue

The Company recognized $0.0 million of License Revenue for the three months ended March 31, 2020, compared to $0.6 million during the same period in 2019 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Targets in August 2015 (together “Consideration”).

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

The carrying amount of cash and cash equivalents, accrued income from the related party, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the Consolidated balance sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets
	(in thousands)
At December 31, 2019
Assets:
Cash, cash equivalents and restricted cash	$380,726	$—	$—	$380,726	Cash and cash equivalents; restricted cash
Total assets	$380,726	$—	$—	$380,726
Liabilities:
Derivative financial instruments - related party	—	—	3,075	3,075
Total liabilities	$—	$—	$3,075	$3,075
At March 31, 2020
Assets:
Cash, cash equivalents and restricted cash	$344,950	$—	$—	$344,950	Cash and cash equivalents; restricted cash
Total assets	$344,950	$—	$—	$344,950
Liabilities:
Derivative financial instruments - related party	$—	$—	$1,004	$1,004
Total liabilities	$—	$—	$1,004	$1,004

Changes in Level 3 items during the three months ended March 31, 2020, are as follows

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2019	$3,075
Net gains recognized in profit or loss	(2,015)
Currency translation effects	(56)
Balance at March 31, 2020	$1,004

BMS warrants

The Company issued derivative financial instruments related to its collaboration with BMS. The fair value of the BMS derivative financial instruments (“BMS warrants”) as of March 31, 2020, was $1.0 million compared to a fair value of $3.1 million as of December 31, 2019. Changes in the fair value of the BMS warrants are primarily impacted by changes in the Company’s share price, whereby a decrease in share price generally results in a decrease of the fair value. In addition, the Company revised certain unobservable inputs as well as valuation techniques which resulted in a further decrease in fair value of $0.7 million as of March 31, 2020. These BMS warrants are described in more detail below.

The Company granted BMS two warrants:

●	A warrant allowing BMS to purchase a specific number of the Company’s unregistered ordinary shares such that its ownership will equal 14.9% immediately after such purchase (“1st warrant”). The 1st warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designates the sixth new target (the seventh Collaboration Target).
●	A warrant allowing BMS to purchase a specific number of the Company’s unregistered ordinary shares such that its ownership will equal 19.9% immediately after such purchase (“2nd warrant” and together with the 1st warrant, the “warrants”). The 2nd warrant can be exercised on the later of (i) the date on which the Company receives from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designates the ninth new target (the tenth Collaboration Target).

Pursuant to the terms of the BMS CLA, the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $53.65 as of March 31, 2020) and (ii) the product of (A) 1.10 and (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

As of March 31, 2020, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable. The Company estimated the exercise of warrants to occur within four and six years after the balance sheet date.

The significant unobservable inputs that the Company uses to develop Level 3 fair value measurements include the number of ordinary shares outstanding at the time of BMS’s warrant exercises. The number of such shares outstanding at the time of exercise determines the number of unregistered shares to be issued in connection with the BMS warrants.

The warrants can only be exercised following the occurrence of events contractually defined in the warrant agreements. The probability of the occurrence of these events represent another significant unobservable input used in the calculation of the fair value of the warrants. The Company estimates that the probability of the occurrence of events allowing BMS to exercise the 1st warrant is within a range of 0% to 44% and between 0% to 11% with respect to the 2nd warrant. The arithmetic averages related to these ranges are 24% and 5% for the 1st and 2nd warrant, respectively.

5	Right-of-use asset and lease liabilities

The Company’s most significant leases relate to office and laboratory space under the following operating lease agreements:

Lexington, Massachusetts / United States

In July 2013, the Company entered into a lease for a facility in Lexington, Massachusetts, United States. In November 2018, the term was expanded by five years from 2024 to June 2029. The lease is renewable for two subsequent five-year terms. Additionally, the lease was expanded to include an additional 30,655 square feet within the same facility and for the same term. The lease of the expansion space commenced on June 1, 2019.

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. In February 2020, the Company amended the agreement to take back one of the three floors effective March 1, 2020. The fixed lease payments to be received during the remaining term amount to $6.5 million (EUR 5.9 million) as of March 31, 2020.

The components of lease cost were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$1,290	$897
Variable lease cost	145	4
Sublease income	(248)	(268)
Total lease cost	$1,187	$633

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheets.

	March 31,	December 31,
	2020	2019
	(in thousands)
Assets
Operating lease right-of-use assets	$26,288	26,797
Liabilities
Current
Current operating lease liabilities	5,900	5,865
Non-current
Non-current operating lease liabilities	30,518	31,133
Total lease liabilities	$36,418	36,998

Other information

The weighted-average remaining lease term as of March 31, 2020 is 10.1 years, compared to 10.3 years as of December 31, 2019 and the weighted-average discount rate as of March 31, 2020 is 11.33%, compared to 11.33% as of December 31, 2019. The Company derived the discount rate, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules Capital which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018.

The table below presents supplemental cash flow and non-cash information related to leases.

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,424	$1,413

Besides the initial recognition of operating right-of-use assets of $19.0 million upon adoption of the new lease standards on January 1, 2019, the Company did not obtain any additional right-of-use assets in exchange for lease obligations in the three months ended March 31, 2020 and March 31, 2019.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of March 31, 2020, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of March 31, 2020.

	Lexington	Amsterdam1)	Other1)	Total
	(in thousands)
2020 (nine months remaining)	$2,535	$1,855	$139	$4,529
2021	3,455	1,855	139	5,449
2022	3,552	1,855	—	5,407
2023	3,650	1,855	—	5,505
2024	4,146	1,855	—	6,001
Thereafter	20,745	12,833	—	33,578
Total lease payments	$38,083	$22,108	$278	$60,469

Less: amount of lease payments representing interest payments	(14,400)	(9,639)	(12)	(24,051)
Present value of lease payments	23,683	12,469	266	36,418
Less: current operating lease liabilities	(3,383)	(2,319)	(198)	(5,900)
Non-current operating lease liabilities	$20,300	$10,150	$68	$30,518

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of March 31, 2020, of $1.10/ €1.00).

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accruals for services provided by vendors-not yet billed	$5,973	$5,425
Personnel related accruals and liabilities	3,534	7,032
Total	$9,507	$12,457

7	Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). On December 6, 2018, the Company signed an amendment to the Second Amended and Restated Loan and Security Agreement that both refinanced the existing $20 million 2016 Amended Facility and provided an additional commitment of $30 million (of which $15 million is subject to the discretion of Hercules) (the “2018 Amended Facility”). At signing, the Company drew down an additional $15 million for a total of $35 million outstanding. The Company has the right to draw another $15 million through June 30, 2020 subject to the terms of the 2018 Amended Facility. The 2018 Amended Facility extended the loan’s maturity date from May 1, 2020 until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of meeting the provision in the 2018 Amended Facility of raising more than $90.0 million in equity financing in September 2019. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The interest rate continues to be adjustable and is the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50% per annum.

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35 million outstanding as of signing and owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company owes a back-end fee of 4.85% of $20 million, which is the amount of debt raised under the 2016 Amended Facility.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $36.5 million as of March 31, 2020, compared to $36.3 million as of December 31, 2019, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan in the three months ended March 31, 2020, was $0.7 million compared to a foreign currency loss of $0.7 million during the same period in 2019.

Interest expense associated with the 2018 Amended Facility during the three months ended March 31, 2020 was $0.9 million compared to $0.9 million during the same period in 2019.

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of 65% of the outstanding balance of principal due or 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by directly or indirectly pledging its total assets of $414.2 million with the exception of $136.4 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2020, the Company was in compliance with all covenants and provisions.

8Share-based compensation

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

a)	2014 Plans

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans was as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Research and development	$2,382	$1,980
Selling, general and administrative	1,958	2,298
Total	$4,340	$4,278

Share-based compensation expense recognized by award type was as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Award type
Share options	$2,208	$2,076
Restricted share units (“RSUs”)	1,444	930
Performance share units (“PSUs”)	688	1,272
Total	$4,340	$4,278

As of March 31, 2020, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$28,880	3.10
Restricted share units	16,746	2.40
Performance share units	4,278	1.58
Total	$49,904	2.73

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued ordinary shares.

Share options

The following table summarizes option activity for the three months ended March 31, 2020:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2019	2,683,104	$21.29
Granted	393,302	$51.81
Forfeited	(8,214)	$40.82
Exercised	(64,762)	$14.38
Outstanding at March 31, 2020	3,003,430	$25.38
Thereof, fully vested and exercisable at March 31, 2020	1,528,351	$15.75
Thereof, outstanding and expected to vest at March 31, 2020	1,475,079	$35.36

Total weighted average grant date fair value of options issued during the period (in $ millions)	$11.5
Proceeds from option sales during the period (in $ millions)	$0.9

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

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
Assumptions	2020	2019
Expected volatility	70%	75%
Expected terms	10 years	10 years
Risk free interest rate	1.44%	2.80% - 2.87%
Expected dividend yield	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the three months ended March 31, 2020:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	370,830	$28.62
Granted	216,749	$51.81
Vested	(166,974)	$18.90
Forfeited	(1,535)	$48.07
Non-vested at March 31, 2020	419,070	$44.41

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$11.2

RSUs vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the three months ended March 31, 2020:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	479,422	$21.17
Granted	91,003	$57.56
Vested	(354,105)	$17.44
Non-vested at March 31, 2020	216,320	$42.58

Total weighted average grant date fair value of PSUs granted during the period (in $ millions)		$5.2

In January 2019, the Company awarded PSUs to its executives and other members of senior management. These PSUs were earned as of January 2020 based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2019. PSUs vest after three years.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the three months ended March 31, 2020, 1,801 ordinary shares were issued under the ESPP compared to 3,126 during the same period in 2019. As of March 31, 2020, a total of 136,406 ordinary shares remains available for issuance under the ESPP plan compared to a total of 144,283 as of March 31, 2019.

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

10Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share.

The potentially dilutive ordinary shares are summarized below:

	March 31,
	2020	2019
	(ordinary shares)
BMS warrants	10,262,500	8,830,000
Stock options under 2014 Plans	3,003,430	2,969,444
Non-vested RSUs and earned PSUs	635,390	864,942
Stock options under previous option plan	14,000	14,000
Employee share purchase plan	681	471
Total potential dilutive ordinary shares	13,916,001	12,678,857

11Subsequent events

None.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors”, and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission ( the “SEC”), on March 2, 2020. Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

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

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec. After a six-month lead-in period, patients received a single intravenous administration of etranacogene dezaparvovec. The primary endpoint of the study is based on the FIX activity level achieved following the administration of etranacogene dezaparvovec, and the secondary endpoints are measuring annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial based on their titers.

In March 2020, we completed dosing of 54 patients in the HOPE-B trial. The targeted number of patients to be dosed per the clinical trial protocol was 50. As set forth below, we have implemented and continue to implement various measures to allow us to closely monitor the trial within the guidance provided by the FDA regarding the impact of the COVID-19 coronavirus pandemic (“COVID-19”) in order to minimize any risk or disruption in patient follow-up visits.

In August 2018, we initiated a Phase IIb dose-confirmatory study of etranacogene dezaparvovec. In December 2019, we presented 52-week follow-up data from the study showing that all three patients had stabilized and sustained FIX activity at therapeutic levels after a one-time administration of etranacogene dezaparvovec. Mean FIX activity for the three patients at 52 weeks after administration was 41% of normal, with the first patient achieving FIX activity of 50% of normal, the second patient achieving FIX activity of 31% of normal and the third patient achieving FIX activity of 41% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector.

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

In January 2019, our IND application for AMT-130 was cleared by the FDA. The Phase I/II protocol is a randomized, imitation surgery-controlled, double-blinded study conducted at three surgical sites, and multiple referring, non-surgical sites in the U.S. The primary objective of the study is to evaluate the safety, tolerability and efficacy of AMT-130 at two doses. In the fourth quarter of 2019, we initiated patient screening. Additionally, cGMP clinical material has been manufactured at our Lexington facility and has been released for shipment.

In March 2020, we announced the enrollment of the first two patients in our Phase I/II clinical study after both patients had successfully met all screening and eligibility criteria. These patients were scheduled to have their procedures at the end of March 2020. Due to the expanding impact of COVID-19, these procedures have been temporarily postponed. The decision to postpone treatment in the trial follows the COVID-19 related state of emergency declarations in the United States, where the trial is taking place. We are following all federal and local regulations including the FDA guidance on clinical trial conduct during the COVID-19 pandemic. We will continue our work to resume treatment in the Phase I/II trial as soon as it is clinically appropriate.

COVID-19 measures

In December 2019, COVID-19, a novel coronavirus disease, was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

Starting March 2020, we implemented measures to address the impact of COVID-19 on our business. As of March 13, 2020, we mandated a work-from-home policy for all non-essential employees at our Amsterdam and Lexington facilities. We supported our employees in setting up a healthy and efficient remote working environment. In conjunction with implementing this policy, we accelerated the roll-out of a number of information technology security measures such as dual factor authentication, to address the increased risks that we might be exposed to in conjunction with our employees working remotely. In addition, we conducted awareness training around cybersecurity for critical functions involved in making payments to vendors such as finance and supply chain.

As a biopharma research and development company, we are deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020 and we are therefore maintaining our manufacturing operations at our Lexington site. We adapted to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and wellbeing of our employees under the current circumstances. We have discouraged our employees from using public transport and are accommodating them by arranging for alternative means of transport.

We conduct daily status video-meetings of local management at our two sites as well as daily leadership-team video meetings to implement these measures and to monitor the evolving situation. In addition, we are informing our employees through daily newsletter and have organized virtual local and global townhalls to share information and provide direction and support to our employees.

We have adapted our ongoing clinical research activities based on the directions and flexibility provided by the  “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic” issued on March 18, 2020 in an attempt to minimize any risk, disruption or delay in either patient dosing or follow-up visits.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, and our third-party business partners conduct business. While we have experienced disruptions in our operations as a result of COVID-19, we are adapting to the current environment to minimize the effect to our business. However,  we may experience more pronounced disruptions in our operations in the future.

We believe our cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into 2022. We expect to continue to incur losses and to generate negative cash flows. We have no firm sources of additional funding. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. Similar to the other risk factors pertinent to our business, COVID-19 might unfavorably impact our ability to generate such additional funding.

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

In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the research term. Accordingly, the initial four-year research term under the collaboration terminated on May 21, 2019. We are currently in discussions with BMS potentially to restructure or amend the collaboration and license agreement and other related agreements following the expiration of the research term. The final resolution of these discussions may or may not result in material changes to our collaboration with BMS.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Total revenues	$104	$1,136
Research and development expenses	(26,013)	(20,537)
Selling, general and administrative expenses	(9,072)	(8,067)
Net loss	(27,999)	(27,772)

As of March 31, 2020, and December 31, 2019, we had cash and cash equivalents of $342.0 million and $377.8 million, respectively. We had a net loss of $28.0 million in the three months ended March 31, 2020, compared to $27.8 million for the same period in 2019. As of March 31, 2020, and December 31, 2019, we had accumulated deficits of $687.7 million and $659.7 million, respectively. We anticipate that our loss from operations will increase in the future as we:

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the implementation of ASC 842 Leases, recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments and corporate income taxes related to valuation allowance. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

We believe that the assumptions, judgments and estimates involved in the recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842 to be our critical accounting policies.

Revenues

We recognize Collaboration Revenues associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under our collaboration agreement during the initial research term (that ended on May 21, 2019). We are currently in discussions with BMS potentially to restructure the collaboration and license agreement and other related agreements following the expiration of the research term. During these discussions, which may be terminated by us or BMS at any time, we have agreed, subject to certain conditions, to continue providing limited support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

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

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	Costs incurred to conduct consistency and comparability studies;
●	Costs incurred for the development and improvement of our manufacturing processes and methods;
●	Costs associated with our research activities for our next-generation vector and promoter platform; and
●	Facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	Etranacogene dezaparvovec (hemophilia B). We have incurred costs related to the research, development and production of etranacogene dezaparvovec for the treatment of hemophilia B. In June 2018, we initiated a pivotal trial. We completed enrollment of this pivotal trial in September 2019 and in March 2020 we achieved our target patient dosing;
●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and started incurring costs related to our Phase I/II trial in February 2019;
●	Preclinical research programs. We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and
●	Technology platform development and other related research. We incur significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table presents a comparison of the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019	2020 vs 2019
	(in thousands)
Total revenues	$104	$1,136	$(1,032)
Operating expenses:
Research and development expenses	(26,013)	(20,537)	(5,476)
Selling, general and administrative expenses	(9,072)	(8,067)	(1,005)
Total operating expenses	(35,085)	(28,604)	(6,481)
Other income	857	313	544
Other expense	(339)	(349)	10
Loss from operations	(34,463)	(27,504)	(6,959)
Other non-operating items, net	6,464	(268)	6,732
Net loss	$(27,999)	$(27,772)	$(227)

Revenue

Our revenue for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019	2020 vs 2019
	(in thousands)
License Revenue	$47	$557	$(510)
Collaboration Revenue	57	579	(522)
Total revenues	$104	$1,136	$(1,032)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $0.0 million License Revenue in the three months ended March 31, 2020, compared to $0.6 million for the same period in 2019. The reduction in License Revenue is primarily a result of delays in development timelines due to our ongoing discussions surrounding the potential restructuring or amendment of the BMS CLA as well as COVID-19.

We recognized $0.1 million Collaboration Revenue in the three months ended March 31, 2020, compared to $0.6 million for the same period in 2019. The decrease in Collaboration Revenue was primarily related to the reduction of activities following the termination of the initial Research Term under the BMS CLA in May 2019.

Research and development expenses

Research and development expenses for the three months ended March 31, 2020 were $26.0 million, compared to $20.5 million for the same period in 2019. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Three months ended March 31,
	2020	2019	2020 vs 2019
	(in thousands)
Hemophilia B (AMT-060/061)	$4,540	$3,307	$1,233
Huntington's disease (AMT-130)	1,060	463	597
Programs in preclinical development and platform related expenses	1,455	889	566
Total direct research and development expenses	$7,055	$4,659	$2,396

Employee and contractor-related expenses	9,348	8,248	1,100
Share-based compensation expense	2,395	1,988	407
Facility expenses	4,016	3,294	722
Disposables	2,410	1,908	502
Other expenses	789	440	349
Total other research and development expenses	$18,958	$15,878	$3,080

Total research and development expenses	$26,013	$20,537	$5,476

Direct research and development expenses

Hemophilia B (AMT-060/061)

In the three months ended March 31, 2020 and 2019, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020.

In addition, we continue to incur costs for the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIB clinical trial of etranacogene dezaparvovec.

Huntington disease (AMT-130)

In the three months ended March 31, 2020 and 2019, our external costs for the development of Huntington’s disease were primarily related to the preparation of our Phase I/II clinical trial.

Preclinical programs & platform development

In the three months ended March 31, 2020, we incurred $1.5 million of costs primarily related to our preclinical activities associated with product candidates for Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry disease (AMT-190) and various technology innovation projects, compared to $0.9 million in the same period in 2019.

Other research & development expenses

●	We incurred $9.3 million in personnel and contractor related expenses in the three months ended March 31, 2020, compared to $8.2 million for the same period in 2019. Our costs during the three months ended March 31, 2020 increased by $1.1 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $2.4 million in share-based compensation expenses in the three months ended March 31, 2020, compared to $2.0 million for the same period in 2019; and
●	We incurred $4.0 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended March 31, 2020, compared to $3.3 million in the same period in 2019. Our costs during the three months ended March 31, 2020 increased as a result of extending and expanding (as from June 2019) the lease of our Lexington facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $9.1 million, compared to $8.1 million for the same period in 2019.

●	We incurred $3.2 million in personnel and contractor related expenses in the three months ended March 31, 2020, compared to $2.7 million in the same period in 2019;
●	We incurred $1.9 million in share-based compensation expenses in the three months ended March 31, 2020, compared to $2.3 million in the same period in 2019; and
●	We incurred $1.2 million in professional fees in the three months ended March 31, 2020, compared to $1.6 million in the same period in 2019. The decrease was primarily driven by timing of various corporate initiatives.

Other items, net

We recognized $0.2 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended March 31, 2020, compared to $0.0 million for the same period in 2019.

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

Our other non-operating items, net, for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019	2020 vs 2019
	(in thousands)
Interest income	$822	$442	$380
Interest expense - Hercules long-term debt	(975)	(957)	(18)
Foreign currency gains, net	4,602	2,274	2,328
Other non-operating gains / (losses)	2,015	(2,027)	4,042
Total other non-operating income / (loss), net	$6,464	$(268)	$6,732

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $4.6 million during the three months ended March 31, 2020, compared to a net gain of $2.3 million during the same period in 2019.

In the three months ended March 31, 2020, we recognized income of $2.0 million related to changes in the fair value of the BMS warrants compared to a loss of $2.0 million related to changes in the fair value of the Hercules and BMS warrants for the same period in 2019.

Financial Position, Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $345.0 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2022. The table below summarizes our consolidated cash flow data for the three months ended March 31, 2020, and 2019.

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$380,726	$237,342
Net cash used in operating activities	(32,953)	(26,438)
Net cash used in investing activities	(2,890)	(1,230)
Net cash generated from financing activities	1,010	2,678
Foreign exchange impact	(943)	(635)
Cash, cash equivalents and restricted cash at the end of period	$344,950	$211,717

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $28.0 million during the three months ended March 31, 2020, compared to a net loss of $27.8 million during the same period in 2019. As of March 31, 2020, we had an accumulated deficit of $687.7 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through March 31, 2020, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

On December 6, 2018, we signed an amendment to the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) with Hercules that both refinanced our existing $20 million credit facility and provided us with an additional commitment of $30 million (of which $15 million is subject to the discretion of Hercules). At signing, we drew down an additional $15 million, for a total outstanding amount of $35 million. We have the right to draw another $15 million through June 30, 2020 subject to the terms of the 2018 Amended Facility.

The 2018 Amended Facility extends the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. As of March 31, 2020, $35 million was outstanding under the 2018 Amended Facility (December 31, 2019: $35 million). We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% of the $35,000,000 loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

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

Net Cash used in operating activities

Net cash used in operating activities was $33.0 million for the three months ended March 31, 2020, and consisted of a net loss of $28.0 million adjusted for non-cash items, including depreciation and amortization expense of $1.7 million, share-based compensation expense of $4.4 million, fair value gains on derivative financial instruments of $2.0 million, unrealized foreign exchange gain of $4.8 million, and an increase in unamortized deferred revenue of $0.3 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $4.5 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses and other current assets of $1.3 million primarily as a result of increase in prepayments for the year and a net decrease in accounts payable, accrued expenses and other liabilities of $3.2 million primarily related to pay-out of employee bonuses.

Net cash used in operating activities was $26.4 million for the three months ended March 31, 2019, and consisted of a net loss of $27.8 million adjusted for non-cash items, including depreciation and amortization expense of $1.6 million, share-based compensation expense of $4.3 million, fair value losses on derivative financial instruments of $2.0 million, unrealized foreign exchange gain of $1.8 million, and a decrease in unamortized deferred revenue of $0.5 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $4.2 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses and other current assets of $2.8 million primarily related to our etranacogene dezaparvovec clinical trials and a net decrease in accounts payable, accrued expenses and other liabilities of $1.4 million primarily related to pay-out of employee bonuses.

Net cash used in investing activities

In the three months ended March 31, 2020, we used $2.9 million in our investing activities compared to $1.2 million for the same period in 2019.

	Three months ended March 31,
	2020	2019
	(in thousands)
Build out of Lexington site	$(322)	$(103)
Build out of Amsterdam site	(355)	(131)
Acquisition of licenses, patents and other rights	(2,213)	(996)
Total investments	$(2,890)	$(1,230)

Net cash generated from financing activities

During the three months ended March 31, 2020, we received $1.0 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $2.2 million in the same period 2019.

Funding requirements

We believe our cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into 2022. Our future capital requirements will depend on many factors, including but not limited to:

●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the scope, timing, results and costs of our current and planned clinical trials, including those for etranacogene dezaparvovec in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2022 and will run through June 2023;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated in preparing for the Biologics License Application (“BLA”) submission of etranacogene dezaparvovec, including process validation, inspection, readiness and other regulatory expenses.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of March 31, 2020, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total
	(in thousands)
Debt obligations (including $10.7 million interest payments)	$4,111	$8,617	$33,021	$—	$45,749
Operating lease obligations	6,008	5,500	17,395	32,593	61,496
Total	$10,119	$14,117	$50,416	$32,593	$107,245

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2020, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on such evaluation, our CEO has concluded that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Risks Related to the Current COVID-19 Pandemic

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and the Netherlands. On March 11, 2020, the WHO declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely. The COVID-19 pandemic may cause disruptions in our raw material supply, our commercial-scale manufacturing capabilities for AAV-based gene therapies, the commercialization of our product candidates, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA, EMA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130, the  evolving COVID-19 pandemic has impacted the pace of enrollment in our clinical trials. We may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, has impacted and could continue to impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Clinical and non-clinical development is expensive, time-consuming and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
●	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	delays in obtaining required IRB approval at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	difficulty or delays in patient recruiting into clinical trials;
●	the impact of the COVID-19 pandemic on the healthcare system or any clinical trial sites;
●	delays or deviations in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols, undertaking additional new tests or analyses or submitting new types or amounts of clinical data.

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

As of March 31, 2020, a total of three patients reported serious adverse events related to the treatment of AMT-060, our first generation hemophilia B gene therapy, in our Phase I/II trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases. Additionally, one patient in our ongoing Phase IIb study of etranacogene dezaparvovec underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to etranacogene dezaparvovec.

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

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or cases of force majeur and acts of god (including the effects of the COVID-19 pandemic) beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Doctors may be reluctant to accept a gene therapy as a treatment option or, where available, choose to continue to rely on existing treatments. The degree of market acceptance of any of our product candidates that receive marketing approval in the future will depend on many factors, including:

●	the efficacy and potential advantages of our therapies compared with alternative treatments;
●	our ability to convince payers of the long-term cost-effectiveness of our therapies and, consequently, the availability of third-party coverage and adequate reimbursement;
●	the cost of treatment with gene therapies, including ours, in comparison to traditional chemical and small-molecule treatments;
●	the limitations on use and label requirements imposed by regulators;
●	the convenience and ease of administration of our gene therapies compared with alternative treatments;
●	the willingness of the target patient population to try new therapies, especially a gene therapy, and of physicians to administer these therapies;
●	the strength of marketing and distribution support;
●	the prevalence and severity of any side effects;
●	limited access to site of service that can perform the product preparation and administer the infusion; and
●	any restrictions by regulators on the use of our products.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

We are aware of numerous companies focused on developing gene therapies in various indications, including Applied Genetic Technologies Corp., Abeona Therapeutics, Adverum Biotechnologies, Allergan, Ally Therapeutics, Asklepios BioPharmaceutical, Astellas, AVROBIO, Axovant Gene Therapies, Bayer, Biogen, BioMarin, bluebird bio, CRISPR Therapeutics, Editas Medicine, Expression Therapeutics, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Intellia Therapeutics, Johnson & Johnson, Krystal Biotech, LogicBio Therapeutics, Lysogene, MeiraGTx, Milo Biotechnology, Mustang Bio, Novartis, Orchard Therapeutics, Oxford Biomedica, Pfizer, REGENXBIO, Renova Therapeutics, Roche, Rocket Pharmaceuticals, Sangamo Therapeutics, Sanofi, Selecta Biosciences, Sarepta Therapeutics, Solid Biosciences, Takeda, Ultragenyx, Vivet Therapeutics, and Voyager Therapeutics, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid,  antisense, RNAi and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam Pharmaceuticals, Amgen, Bayer, Biogen, BioMarin, CSL Behring, Dicerna Pharmaceuticals, Ionis Pharmaceuticals, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sanofi, Sobi, Takeda, WaVe Life Sciences, and numerous other pharmaceutical and biotechnology firms.

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

For example, we are aware of patents owned by third parties that relate to some aspects of our programs that are still in development. In some cases, because we have not determined the final methods of manufacture, the method of administration or the therapeutic compositions for these programs, we cannot determine whether rights under such third-party patents will be needed. In addition, in some cases, we believe that the claims of these patents are invalid or not infringed or will expire before commercialization. However, if such patents are needed and found to be valid and infringed, we could be required to obtain licenses, which might not be available on commercially reasonable terms, or to cease or delay commercializing certain product candidates, or to change our programs to avoid infringement.

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

We had a net loss of $28.0 million in the three months ended March 31, 2020, $124.2 million in the full year 2019 and $83.3 million in the full year 2018. As of March 31, 2020, we had an accumulated deficit of $687.7 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of March 31, 2020, we had $35.0 million of outstanding principal of borrowings under the 2018 Amended Facility, which we are required to repay in monthly principal installments from January 2022 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. The increased number of employees working remotely due to COVID-19 might increase our vulnerability to the above risk.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through April 27, 2020, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on April 27, 2020, was $64.06 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 46.3% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at March 31, 2020. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on April 29, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*      The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on April 29, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Dated April 29, 2020