Form 10-Q
period 2020-06-30
uniQure N.V.
filed 2020-07-30
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, the registrant had 44,446,468 ordinary shares, par value €0.05, outstanding.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$314,265	$377,793
Accounts receivable and accrued income from related party	222	947
Prepaid expenses	4,082	4,718
Other current assets	1,066	748
Total current assets	319,635	384,206
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $31.3 million as of June 30, 2020 and $28.6 million as of December 31, 2019, respectively	29,301	28,771
Operating lease right-of-use assets	26,139	26,797
Intangible assets, net	7,087	5,427
Goodwill	496	496
Restricted cash	2,683	2,933
Total non-current assets	65,706	64,424
Total assets	$385,341	$448,630
Current liabilities
Accounts payable	$4,942	$5,681
Accrued expenses and other current liabilities	13,250	12,457
Current portion of operating lease liabilities	5,495	5,865
Current portion of deferred revenue	6,153	7,627
Total current liabilities	29,840	31,630
Non-current liabilities
Long-term debt	35,373	36,062
Operating lease liabilities, net of current portion	30,279	31,133
Deferred revenue, net of current portion	23,048	23,138
Derivative financial instruments related party	832	3,075
Other non-current liabilities	464	534
Total non-current liabilities	89,996	93,942
Total liabilities	119,836	125,572
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at June 30, 2020 and December 31, 2019 and 44,444,405 and 43,711,954 ordinary shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,692	2,651
Additional paid-in-capital	1,000,389	986,803
Accumulated other comprehensive loss	(7,319)	(6,689)
Accumulated deficit	(730,257)	(659,707)
Total shareholders' equity	265,505	323,058
Total liabilities and shareholders' equity	$385,341	$448,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues from related party	1,530	2,108	1,577	2,665
Collaboration revenues from related party	5	366	62	945
Total revenues	1,535	2,474	1,639	3,610
Operating expenses:
Research and development expenses	(28,401)	(24,154)	(54,414)	(44,691)
Selling, general and administrative expenses	(11,511)	(7,870)	(20,583)	(15,937)
Total operating expenses	(39,912)	(32,024)	(74,997)	(60,628)
Other income	669	566	1,526	879
Other expense	(500)	(347)	(839)	(696)
Loss from operations	(38,208)	(29,331)	(72,671)	(56,835)
Interest income	81	728	903	1,170
Interest expense	(970)	(937)	(1,945)	(1,894)
Foreign currency (losses) / gains, net	(3,645)	(1,252)	957	1,022
Other non-operating gains / (losses), net	191	(607)	2,206	(2,634)
Net loss	$(42,551)	$(31,399)	$(70,550)	$(59,171)
Other comprehensive income / (loss):
Foreign currency translation adjustments	4,647	1,209	(630)	(1,259)
Total comprehensive loss	$(37,904)	$(30,190)	$(71,180)	$(60,430)

Basic and diluted net loss per ordinary share	$(0.96)	$(0.83)	$(1.59)	$(1.57)
Weighted average shares used in computing basic and diluted net loss per ordinary share	44,387,463	37,824,928	44,333,460	37,750,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JUNE 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity

	(in thousands, except share and per share amounts)
Balance at March 31, 2019	37,763,842	$2,322	$727,795	$(9,727)	$(563,278)	$157,112
Loss for the period	—	—	—	—	(31,399)	(31,399)
Other comprehensive income	—	—	—	1,209	—	1,209
Hercules warrants exercise	—	—	—	—	—	-
Exercise of share options	52,847	4	454	—	—	458
Restricted and performance share units distributed during the period	21,400	1	(1)	—	—	—
Share-based compensation expense	—	—	4,592	—	—	4,592
Issuance of ordinary shares relating to employee stock purchase plan	1,744	—	84	—	—	84
Balance at June 30, 2019	37,839,833	$2,327	$732,924	$(8,518)	$(594,677)	$132,056

Balance at March 31, 2020	44,299,596	$2,683	$992,136	$(11,966)	$(687,706)	$295,147
Loss for the period	—	—	—	—	(42,551)	(42,551)
Other comprehensive income	—	—	—	4,647	—	4,647
Exercise of share options	139,178	9	2,461	—	—	2,470
Restricted and performance share units distributed during the period	4,427	—	—	—	—	—
Share-based compensation expense	—	—	5,723	—	—	5,723
Issuance of ordinary shares relating to employee stock purchase plan	1,204	—	69	—	—	69
Balance at June 30, 2020	44,444,405	$2,692	$1,000,389	$(7,319)	$(730,257)	$265,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity

	(in thousands, except share and per share amounts)
Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(59,171)	(59,171)
Other comprehensive loss	—	—	—	(1,259)	—	(1,259)
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	236,654	14	2,542	—	—	2,556
Restricted and performance share units distributed during the period	209,481	12	(12)	—	—	—
Share-based compensation expense	—	—	8,886	—	—	8,886
Issuance of ordinary shares relating to employee stock purchase plan	4,870	—	165	—	—	165
Balance at June 30, 2019	37,839,833	$2,327	$732,924	$(8,518)	$(594,677)	$132,056

Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(70,550)	(70,550)
Other comprehensive loss	—	—	—	(630)	—	(630)
Exercise of share options	203,940	12	3,390	—	—	3,402
Restricted and performance share units distributed during the period	525,506	29	(29)	—	—	—
Share-based compensation expense	—	—	10,078	—	—	10,078
Issuance of ordinary shares relating to employee stock purchase plan	3,005	—	147	—	—	147
Balance at June 30, 2020	44,444,405	$2,692	$1,000,389	$(7,319)	$(730,257)	$265,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2020	2019

	(in thousands)
Cash flows from operating activities
Net loss	$(70,550)	$(59,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,505	3,217
Share-based compensation expense	10,078	8,886
Change in fair value of derivative financial instruments	(2,206)	2,634
Unrealized foreign exchange gains	(908)	(386)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets	1,050	(2,779)
Accounts payable	(981)	283
Accrued expenses, other liabilities and operating leases	(1,332)	(658)
Deferred revenue	(1,600)	(2,683)
Net cash used in operating activities	(62,944)	(50,657)
Cash flows from investing activities
Purchases of intangible assets	(2,214)	(996)
Purchases of property, plant and equipment	(2,392)	(1,432)
Net cash used in investing activities	(4,606)	(2,428)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	3,549	2,721
Proceeds from exercise of warrants	-	500
Net cash generated from financing activities	3,549	3,221
Currency effect on cash, cash equivalents and restricted cash	223	(443)
Net decrease in cash, cash equivalents and restricted cash	(63,778)	(50,307)
Cash, cash equivalents and restricted cash at beginning of period	380,726	237,342
Cash, cash equivalents and restricted cash at the end of period	$316,948	$187,035
Cash and cash equivalents	$314,265	$184,095
Restricted cash related to leasehold and other deposits	2,683	2,940
Total cash, cash equivalents and restricted cash	$316,948	$187,035
Supplemental cash flow disclosures:
Cash paid for interest	$(2,545)	$(1,544)
Non-cash increases in accounts payables and accrued expenses and other current liabilities related to purchases of intangible assets and property, plant and equipment	$1,021	$473

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2020.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could be expected to materially impact the Company’s unaudited consolidated financial statements. The Company has adopted ASU 2018-13, Fair Value Measurement (Topic 820) and additional disclosures related to significant unobservable inputs have been included within footnote 4 Fair value measurement.

3	Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) providing CSL Behring exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B (the “Product”).

Under the terms of the CSL Behring Agreement, the Company will receive a $450 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in payments based on regulatory and commercial milestones. The Company will also be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

 Pursuant to the CSL Behring Agreement, the Company will be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Pursuant to a development and commercial supply agreement, the Company will supply Product to CSL Behring at an agreed-upon price per the contract. The Company and CSL Behring executed the development and commercial supply agreement simultaneously with the CSL Behring Agreement. Certain provisions will not become effective until after the Company receives regulatory approval to close the transaction. Clinical development and regulatory activities performed by the Company pursuant to the CSL Behring Agreement will be reimbursed by CSL Behring. CSL Behring will be responsible for global regulatory submissions and commercialization requirements for Product.

Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. Closing of the transaction is dependent on the timing, extent, and result of the regulatory review process. The Company does not believe that the consummation of the transaction will result in a violation of any applicable antitrust laws. However, there can be no assurance that a challenge on antitrust grounds will not be made, or if such a challenge is made, what the result would be. In accordance with its existing license and other agreements the Company is contractually required to pay in total a low to high single digit percentage of any upfront payment to its licensors and financial advisor (“License Fees”).

As of June 30, 2020, the Company concluded it has no enforceable right to receive any of the upfront payment, the regulatory and sales milestone payments or the royalties (together “CSL License Revenue”) that it may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under antitrust laws in the United States, Australia and the United Kingdom. Therefore, the Company determined it will not recognize any revenue in relation to the CSL License Revenue, in accordance with ASC 606.

The Company determined that in accordance with Dutch taw law it will recognize the CSL Behring License Revenue as well as the License Fees as taxable results as of the date on which the Company is contractually entitled to receive (or obligated to make) a payment under the CSL Behring Agreement. The Company expects to continue to incur taxable losses in the Netherlands except for the period in which it receives the $450 million upfront payment. In the event that the Company recognizes the $450 million upfront payment in 2020, such payment will be subject to Dutch corporate income tax at a rate of 25.0%. Any CSL License Revenue including the upfront payment that the Company recognizes thereafter will be subject to Dutch corporate income tax at a rate of 21.7%. However, the Company does not expect it will be required to pay any income taxes in the period in which it recognizes the $450 million upfront payment as taxable revenue as such payment is not expected to exceed the net operating losses the Company has carried forward in the Netherlands. The Company has historically recorded a full valuation allowance against its net deferred tax assets.

Future taxable income or losses of the Company and a potential reversal of the valuation allowance will be impacted by a variety of factors, of which some are outside of the Company’s control. Such factors include the outcome and timing of the reviews under antitrust laws in the United States, Australia, and the United Kingdom, the change in the Dutch corporate income tax rate in 2021, additional net operating losses the Company may generate in relation to the CSL Behring Agreement, and the amount of License Fees the Company is required to pay.

The Company recognizes deferred tax assets to the extent that it determines that these assets are more likely than not to be realized. In making such a determination, the Company weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company continued to record a full valuation allowance as of June 30, 2020.

Bristol-Myers Squibb collaboration

In May 2015, the Company entered into a collaboration and license agreement (the “BMS CLA”) and various related agreements with Bristol-Myers Squibb Company (“BMS”) that provide BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). The initial four-year research term under the collaboration terminated on May 21, 2019. During the initial research term of the BMS CLA, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimbursed the Company for all its research and development costs in support of the collaboration during the initial research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The BMS CLA provides that the Company and BMS may collaborate on up to ten Collaboration Targets in total. As of June 30, 2020, BMS has designated a total of four Collaboration Targets. In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term but rather preferred to restructure or amend the collaboration to reduce or eliminate certain of the Company’s obligations under it.

The Company has agreed to certain restrictions on its ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with the collaboration programs. The Company is currently in discussions with BMS potentially to amend the BMS CLA and other related agreements following the expiration of the research term. It is currently uncertain whether a change to the BMS CLA will be agreed and, if agreed, what the specific terms of any such change may be. As a consequence, the Company has not taken into account the impact of such change, if any, on the timing of recognition of the prepaid License Revenue if and when the BMS CLA and other related agreements have been restructured or amended. The final resolution of these discussions may or may not result in material changes to the Company’s collaboration with BMS. The Company agreed, subject to certain conditions, to continue providing limited support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS during these discussions.

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
(iii)	Providing clinical and commercial manufacturing services for Collaboration Targets (“Manufacturing Revenue”). To date the Company has not generated any Manufacturing Revenue.

Amounts owed by BMS in relation the collaboration services are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Bristol Myers Squibb	$222	$947
Total	$222	$947

License Revenue

The Company recognized $1.5 million and $1.6 million of License Revenue for the three and six months ended June 30, 2020, respectively, compared to $2.1 million and $2.7 million during the same periods in 2019 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Targets in August 2015 (together “Consideration”).

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2019
Assets:
Cash, cash equivalents and restricted cash	$380,726	$—	$—	$380,726	Cash and cash equivalents; restricted cash
Total assets	$380,726	$—	$—	$380,726
Liabilities:
Derivative financial instruments - related party	—	—	3,075	3,075
Total liabilities	$—	$—	$3,075	$3,075
At June 30, 2020
Assets:
Cash, cash equivalents and restricted cash	$316,948	$—	$—	$316,948	Cash and cash equivalents; restricted cash
Total assets	$316,948	$—	$—	$316,948
Liabilities:
Derivative financial instruments - related party	$—	$—	$832	$832
Total liabilities	$—	$—	$832	$832

Changes in Level 3 items during the six months ended June 30, 2020, are as follows:

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2019	$3,075
Net gains recognized in profit or loss	(2,206)
Currency translation effects	(37)
Balance at June 30, 2020	$832

BMS warrants

The Company issued derivative financial instruments related to its collaboration with BMS. The fair value of the BMS derivative financial instruments (“BMS warrants”) as of June 30, 2020, was $0.8 million compared to a fair value of $3.1 million as of December 31, 2019. Changes in the fair value of the BMS warrants are primarily impacted by changes in the Company’s share price, whereby a decrease in share price generally results in a decrease of the fair value. In addition, the Company revised certain unobservable inputs as well as valuation techniques in March 2020 which resulted in a further decrease in fair value of $0.7 million when compared to December 31, 2019. These BMS warrants are described in more detail below.

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

Pursuant to the terms of the BMS CLA, the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84 and (B) a compounded annual growth rate of 10% (or approximately $55.07 as of June 30, 2020) and (ii) the product of (A) 1.10 and (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

As of June 30, 2020, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable. The Company estimated the exercise of warrants to occur within four and five years after the balance sheet date.

The significant unobservable inputs that the Company uses to develop Level 3 fair value measurements include the number of ordinary shares outstanding at the time of BMS’s warrant exercises. The number of such ordinary shares outstanding at the time of exercise determines the number of unregistered ordinary shares to be issued in connection with the BMS warrants.

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

5	Right-of-use assets and lease liabilities

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. In February 2020, the Company amended the agreement to sub-lease to take back one of the three floors effective March 1, 2020. The fixed lease payments to be received during the remaining term under the agreement to sub-lease amount to $6.4 million (EUR 5.7 million) as of June 30, 2020.

The table below presents the components of the Company’s lease costs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$1,289	$1,022	$2,579	$1,919
Variable lease cost	153	101	298	182
Sublease income	(209)	(264)	(457)	(532)
Total lease cost	$1,233	$859	$2,420	$1,569

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheets for the periods indicated.

	June 30,	December 31,
	2020	2019
	(in thousands)
Assets
Operating lease right-of-use assets	$26,139	26,797
Liabilities
Current
Current operating lease liabilities	5,495	5,865
Non-current
Non-current operating lease liabilities	30,279	31,133
Total lease liabilities	$35,774	36,998

Other information

The weighted-average remaining lease term as of June 30, 2020 is 9.8 years, compared to 10.3 years as of December 31, 2019 and the weighted-average discount rate as of June 30, 2020 is 11.33%, compared to 11.33% as of December 31, 2019. The Company derived the weighted-average discount rate, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules Capital which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018.

Cash paid for amounts included in the measurement of lease liabilities for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating cash flows for operating leases	$1,731	$603	$3,155	$2,016

The Company did not obtain any right-of-use assets in exchange for lease obligations in the three and six months ended June 30, 2020. Besides the initial recognition of operating right-of-use assets of $19.0 million upon adoption of the new lease standards on January 1, 2019, the Company obtained $8.6 million of additional right-of-use assets in exchange for lease obligations in the three and six months ended June 30, 2019.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of June 30, 2020, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of June 30, 2020.

	Lexington	Amsterdam1)	Other1)	Total

	(in thousands)
2020 (six months remaining)	$1,697	$947	$61	$2,705
2021	3,455	1,894	141	5,490
2022	3,552	1,894	—	5,446
2023	3,650	1,894	—	5,544
2024	4,146	1,894	—	6,040
Thereafter	20,745	13,100	—	33,845
Total lease payments	$37,245	$21,623	$202	$59,070

Less: amount of lease payments representing interest payments	(13,790)	(9,498)	(8)	(23,296)
Present value of lease payments	23,455	12,125	194	35,774
Less: current operating lease liabilities	(3,407)	(1,894)	(194)	(5,495)
Non-current operating lease liabilities	$20,048	$10,231	$—	$30,279

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of June 30, 2020, of $1.12/ €1.00).

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2020	2019

	(in thousands)
Accruals for services provided by vendors-not yet billed	$6,629	$5,425
Personnel related accruals and liabilities	6,621	7,032
Total	$13,250	$12,457

7	Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Growth Capital, Inc. (“Hercules”), which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). On December 6, 2018, the Company signed an amendment to the Second Amended and Restated Loan and Security Agreement that both refinanced the then-existing $20 million 2016 Amended Facility and provided an additional unconditional commitment of $15 million as well as a conditional commitment of $15 million that expired on June 30, 2020 (the “2018 Amended Facility”). At signing of the 2018 Amended Facility, the Company drew down an additional $15 million for a total of $35 million outstanding. The 2018 Amended Facility extended the loan’s maturity date from May 1, 2020 until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021 and was further extended to January 1, 2022 as a result of meeting the provision in the 2018 Amended Facility of raising more than $90.0 million in equity financing in September 2019. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The interest rate continues to be adjustable and is the greater of (i) 8.85% and (ii) 8.85% plus the prime rate less 5.50% per annum.

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35 million outstanding as of signing and owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company paid a back-end fee of $1.0 million in relation to the 2016 Amended Facility.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $35.6 million as of June 30, 2020, compared to $36.3 million as of December 31, 2019, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan in the three and six months ended June 30, 2020, was $0.7 million and $0.0 million compared to a foreign currency gain of $0.5 million during the three months ended June 30, 2019, and a foreign currency loss of $0.2 million during the six months ended June 30, 2019.

Interest expense associated with the 2018 Amended Facility during the three and six months ended June 30, 2020 was $0.9 million and $1.8 million, respectively, compared to $0.9 million and $1.9 million during the same periods in 2019.

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by directly or indirectly pledging its total assets of $385.3 million with the exception of $110.0 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2020, the Company was in compliance with all covenants and provisions.

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

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Research and development	$2,889	$2,119	$5,271	$4,099
Selling, general and administrative	2,825	2,457	4,783	4,755
Total	$5,714	$4,576	$10,054	$8,854

Share-based compensation expense recognized by award type for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Award type
Share options	$2,746	$2,004	$4,954	$4,080
Restricted share units (“RSUs”)	2,209	995	3,653	1,925
Performance share units (“PSUs”)	759	1,577	1,447	2,849
Total	$5,714	$4,576	$10,054	$8,854

As of June 30, 2020, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$27,450	3.00
Restricted share units	15,705	2.28
Performance share units	3,519	1.37
Total	$46,674	2.63

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued ordinary shares.

Share options

The following table summarizes option activity for the six months ended June 30, 2020:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2019	2,683,104	$21.29
Granted	470,327	$53.26
Forfeited	(69,758)	$36.13
Exercised	(203,940)	$16.68
Outstanding at June 30, 2020	2,879,733	$26.47
Thereof, fully vested and exercisable at June 30, 2020	1,530,724	$16.06
Thereof, outstanding and expected to vest after June 30, 2020	1,349,009	$38.30

Total weighted average grant date fair value of options issued during the period (in $ millions)	$14.2
Proceeds from option sales during the period (in $ millions)	$3.4

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

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2020	2019	2020	2019
Expected volatility	70%	75%	70%	75%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	0.76% - 0.83%	2.17% - 2.63%	0.76% - 1.44%	2.17% - 2.87%
Expected dividend yield	0%	0%	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the six months ended June 30, 2020:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	370,830	$28.62
Granted	244,449	$52.81
Vested	(171,401)	$19.36
Forfeited	(14,562)	$45.12
Non-vested at June 30, 2020	429,316	$45.53

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$12.9

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the six months ended June 30, 2020:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	479,422	$21.17
Granted	91,003	$57.56
Vested	(354,105)	$17.44
Non-vested at June 30, 2020	216,320	$42.58

Total weighted average grant date fair value of PSUs granted during the period (in $ millions)		$5.2

In January 2019, the Company awarded PSUs to its executives and certain other members of senior management. These PSUs were earned as of January 2020 based on an assessment by the Company’s board of directors of the level of achievement of agreed upon performance targets through December 31, 2019. PSUs vest after three years.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period. During the six months ended June 30, 2020, 3,005 ordinary shares were issued under the ESPP compared to 4,870 during the same period in 2019. As of June 30, 2020, a total of 135,202 ordinary shares remains available for issuance under the ESPP plan compared to a total of 142,539 as of June 30, 2019.

9	Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities, using current statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. The Company reassessed the need for a full valuation allowance in conjunction with entering into the CSL Behring Agreement. Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under the antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. Closing of the transaction is dependent on the timing, extent and result of the regulatory review process. In its assessment of whether or not it was more likely than not that the Company’s deferred tax assets will be realized, the Company considered all relevant facts and circumstances, including in particular similar regulatory reviews as well as the three-year cumulative losses reported by the Company. The Company concluded that it should continue to record a full valuation allowance as of June 30, 2020. As of December 31, 2019, the Company’s valuation allowance amounted to $109.9 million.

10Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share. The shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of June 30, 2020 and June 30, 2019, respectively. In addition, the BMS warrants were not exercisable as of these dates since this would have required the prior designation of Collaboration Targets by BMS. This would generally result in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

The potentially dilutive ordinary shares are summarized below:

	June 30,
	2020	2019

	(ordinary shares)
BMS warrants	8,060,500	8,435,000
Stock options under 2014 Plans	2,879,733	2,943,756
Non-vested RSUs and earned PSUs	645,636	842,859
Stock options under previous option plan	14,000	14,000
Employee share purchase plan	254	596
Total potential dilutive ordinary shares	11,600,123	12,236,211

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

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which we intend to license to CSL Behring pursuant to the CSL Behring Agreement (as defined below), and Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's leading, most versatile, gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

CSL Behring commercialization and license agreement

On June 24, 2020, uniQure biopharma B.V., our wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) providing CSL Behring exclusive global rights to etranacogene dezaparvovec, our investigational gene therapy for patients with hemophilia B (the “Product”).

Under the terms of the CSL Behring Agreement, we will receive a $450 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in payments based on regulatory and commercial milestones. We will also be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

Pursuant to the CSL Behring Agreement, we will be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Pursuant to a development and commercial supply agreement, we will supply Product to CSL Behring at an agreed-upon price per the contract. We and CSL Behring executed the development and commercial supply agreement simultaneously with the CSL Behring Agreement. Certain provisions will not become effective until after we receive regulatory approval to close the transaction. Clinical development and regulatory activities performed by us pursuant to the CSL Behring Agreement will be reimbursed by CSL Behring. CSL Behring will be responsible for global regulatory submissions and commercialization requirements for Product.

Other than under the CSL Behring Agreement, neither we nor CSL Behring may perform any clinical trials, with the exception of trials required to extend the label or gain marketing authorization outside the United States or the European Union, for any gene therapy product, gene-editing product, or any other product comprising an AAV vector to conduct nucleotide transfer (including DNA and RNA) for the treatment, prevention, or cure of Hemophilia B for a period commencing on June 24, 2020 and continuing for a period of four years following the first commercial sale of the Product in the United States, and neither we nor CSL Behring may commercialize such a product for a period commencing as of June 24, 2020 and continuing for a period of seven years following the first commercial sale of the Product in the United States. This exclusivity commitment would not bind an acquirer of us that owns or controls such a product so long as certain precautions are followed to ensure that CSL Behring’s confidential information and our proprietary technology related to Product are not used or accessed by personnel of such acquirer who are developing or commercializing such competing product.

Unless earlier terminated as described below, the CSL Behring Agreement will continue on a country-by-country basis until expiration of the royalty term in a country. The royalty term expires in a country on the later of (a) 15 years after the first commercial sale of Product in such country, (b) expiration of regulatory exclusivity for Product in such country and (c) expiration of all valid claims of specific licensed patents covering Product in such country. Either we or CSL Behring may terminate the CSL Behring Agreement for the other party’s material breach, if such breach is not cured within a specified cure period. In addition, if CSL Behring fails to commercialize Product in any of a group of major countries for an extended period of time following the first regulatory approval of Product in any of such group of countries (other than due to certain specified reasons) and such failure has not been cured within a specified cure period, then we may terminate the CSL Behring Agreement. CSL Behring may also terminate the CSL Behring Agreement for convenience.

Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. Closing of the transaction is dependent on the timing, extent, and result of the regulatory review process. We do not believe that the consummation of the transaction will result in a violation of any applicable antitrust laws. However, there can be no assurance that a challenge on antitrust grounds will not be made, or if such a challenge is made, what the result would be. In accordance with our existing license and other agreements we are contractually required to pay in total a low to high single digit percentage of any upfront payment to our licensors and financial advisor (“License Fees”).

As of June 30, 2020, we concluded we have no enforceable right to receive any of the upfront payment, the regulatory and sales milestone payments or the royalties (together “CSL License Revenue”) that we may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under antitrust laws in the United States, Australia and the United Kingdom. Therefore, we determined we will not recognize any revenue in relation to the CSL License Revenue, in accordance with ASC 606.

We determined that in accordance with Dutch taw law we will recognize the CSL Behring License Revenue as well as the License Fees as taxable results as of the date on which we are contractually entitled to receive (or obligated to make) a payment under the CSL Behring Agreement. We expect to continue to incur taxable losses in the Netherlands except for the period in which we receive the $450 million upfront payment. In the event that we recognize the $450 million upfront payment in 2020, such payment will be subject to Dutch corporate income tax at a rate of 25.0%. Any CSL License Revenue including the upfront payment that we recognize thereafter will be subject to Dutch corporate income tax at a rate of 21.7%. However, we do not expect that we will be required to pay any income taxes in the period in which we recognize the $450 million upfront payment as taxable revenue, as such payment is not expected to exceed the net operating losses that we have carried forward in the Netherlands. We have historically recorded a full valuation allowance against our net deferred tax assets.

Future taxable income or losses and a potential reversal of the valuation allowance will be impacted by a variety of factors, of which some are outside of our control. Such factors include the outcome and timing of the reviews under antitrust laws in the United States, Australia, and the United Kingdom, the change in the Dutch corporate income tax rate in 2021, additional net operating losses we may generate in relation to the CSL Behring Agreement, and the amount of License Fees we are required to pay.

We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we continued to record a full valuation allowance as of June 30, 2020.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec (the “HOPE-B trial”). The HOPE-B trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec. After a six-month lead-in period, patients received a single intravenous administration of etranacogene dezaparvovec. The primary endpoint of the study is based on the FIX activity level achieved following the administration of etranacogene dezaparvovec, and the secondary endpoints are measuring annualized FIX replacement therapy usage, annualized bleed rates and safety. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial based on their titers.

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

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our miQURE proprietary, gene-silencing platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. AMT-130 has received orphan drug and fast track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

In June 2020, we announced the completion of the first two patient procedures in the Phase I/II clinical trial of AMT-130 for the treatment of Huntington’s disease. These procedures occurred after a postponement that resulted from the COVID-19 pandemic and the associated states of emergency declarations in the United States. The Phase I/II protocol is a randomized, imitation surgery-controlled, double-blinded study conducted at three surgical sites, and multiple referring, non-surgical sites in the U.S. The primary objective of the study is to evaluate the safety, tolerability, and efficacy of AMT-130 at two doses.

AMT-150 for Spinocerebellar Ataxia type 3 (SCA3)

In May 2020, we presented preclinical data at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting, on our gene therapy candidate SCA3. In an in vivo preclinical study, six non-human primates (NHP) received a one-time injection of AMT-150 via the cisterna magna to assess expression and distribution. Samples taken after eight weeks showed widespread transduction of the brain and spinal cord, with the highest genome copies found in the posterior fossa and cortical regions. In other preclinical studies, researchers evaluated AMT-150 in SCA3 mouse models, as well as human induced pluripotent stem cell (“iPSC”)-derived neurons and astrocytes, to investigate potential off-target effects of AAV5-miATXN3. The iPSC-derived cell cultures, which were derived from two SCA3 patients, represent the most disease-relevant cell type for therapeutic targeting of AMT-150. A clear dose-dependent expression of miATXN3 was observed in the iPSC-derived neurons and astrocytes transduced with AMT-150. Mature miATXN3 molecules were also associated with extracellular vesicles that strongly correlated with the dose and miATXN3 expression, suggesting the potential therapeutic spread of the engineered miATXN3. Additionally, AMT-150 demonstrated ATXN3 knockdown in human neurons and various SCA3 mouse models with subsequent neuropathology improvement.

AMT-190 for Fabry disease

In May 2020, we presented preclinical data at the ASGCT Annual Meeting on our gene therapy candidate AMT-190 for Fabry disease. In vivo studies in wild-type NHPs were conducted to assess expression of a proprietary, exclusively licensed modified NAGA (“ModNAGA”) upon AAV-injection. These studies demonstrated that a single administration of AMT-190 resulted in ModNAGA expression in the liver and significant increases of GLA activity levels in the NHP plasma.

AMT-180 for Hemophilia A

In June 2020, we announced that we plan to de-prioritize our research program of AMT-180 for patients with hemophilia A, as part of our effort to focus on those gene therapy programs that have the greatest potential to improve patients’ lives and generate long-term value for shareholders.

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

As a biopharma research and development company, we are deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020 and we are therefore maintaining our manufacturing operations at our Lexington site. We adapted to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and wellbeing of our employees under the current circumstances. We had discouraged our employees from using public transport and are accommodating them by arranging for alternative means of transport until June 1, 2020 in line with policies advised by the relevant Dutch authorities.

We conduct frequent status video-meetings of local management at our two sites as well as leadership-team video meetings to implement these measures and to monitor the evolving situation. In addition, we inform our employees through periodic newsletters and have organized virtual local and global townhalls to share information and provide direction and support to our employees.

We have adapted our ongoing clinical research activities based on the directions and flexibility provided by the “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic” issued on March 18, 2020 in an attempt to minimize any risk, disruption or delay in either patient dosing or follow-up visits.

We are starting to reopen the Amsterdam and Lexington facilities in phases, in line with the reopening plans that are prescribed by the local government. Starting June 1, 2020, we encouraged our Amsterdam employees to work a minimum of two days per week from the office and approximately 50% of local staff has been working on site since then. Our employees that cannot perform their duties outside of our Lexington facility continue to work at our Lexington facility. Other employees have returned to our Lexington facility on a limited basis, and all employees are encouraged to work from home to the extent possible. To ensure adequate social distancing in our Lexington facility, our COVID-19 protocols currently limit occupancy to numbers below those allowed by the Massachusetts COVID-19 guidelines. Our occupancy at the Lexington facility has been less than approximately 20% of our permitted occupancy during all phases of the Massachusetts reopening plan.

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

We believe our cash and cash equivalents as of June 30, 2020, will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into 2022. Upon the receipt of the $450 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024. The closing of the transactions contemplated by the CSL Behring agreement is contingent on the successful completion of reviews under antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. The transactions contemplated by the CSL Behring Agreement are expected to materially impact our profitability and cash flows. We expect to generate positive cash flows in the period of closing and to recognize material revenue related to the CSL Behring Agreement. However, we expect to continue to incur losses and to generate negative cash flows outside the fiscal year in which we close the transactions contemplated by the CSL Behring Agreement. We have no firm sources of additional funding. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. Similar to the other risk factors pertinent to our business, COVID-19 might unfavorably impact our ability to generate such additional funding.

BMS collaboration

We entered into a collaboration and license agreement with Bristol-Myers Squibb (“BMS”) in May 2015. We have been supporting BMS in the discovery, non-clinical, analytical and process development efforts of our gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). For any Collaboration Targets that are advanced, we will be responsible for manufacturing of clinical and commercial supplies using our vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS has reimbursed us for all our research and development costs in support of the collaboration during the initial research term. BMS will lead the development, regulatory and commercial activities for all four currently active Collaboration Targets as well as additional Collaboration Targets that may be advanced.

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

Organization

On June 17, 2020, our shareholders voted to approve the appointment of Leonard E. Post, Ph.D. as a non-executive director of the Board of Directors. Dr. Post replaced Dr. David Schaffer, whose term as a non-executive director of the Board of Directors ended on the same date.

Intellectual Property

On January 4, 2020, a petition seeking Inter Partes Review of U.S. Patent No. 9,249,405 (the “’405 Patent”) was filed by Pfizer, Inc. The petition sought to invalidate claims 6 and 9-15 of the ‘405 Patent. On April 17, 2020, we filed our preliminary response to the petition, disclaiming claims 6 and 9-13 of the ‘405 patent and otherwise requesting the denial of the petition. On July 13, 2020, the United States Patent and Trademark Office issued its decision to institute the Inter Partes Review. We are in the process of preparing our response to the petition, which is due October 5, 2020 under the schedule set for the proceeding.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Total revenues	$1,535	$2,474	$1,639	$3,610
Research and development expenses	(28,401)	(24,154)	(54,414)	(44,691)
Selling, general and administrative expenses	(11,511)	(7,870)	(20,583)	(15,937)
Net loss	(42,551)	(31,399)	(70,550)	(59,171)

As of June 30, 2020, and December 31, 2019, we had cash and cash equivalents of $314.3 million and $377.8 million, respectively. We had a net loss of $42.6 million and $70.6 million in the three and six months ended June 30, 2020, compared to $31.4 million and $59.2 million for the same period in 2019. As of June 30, 2020, and December 31, 2019, we had accumulated deficits of $730.3 million and $659.7 million, respectively. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 following the potential closing of our collaboration and license agreement with CSL Behring.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Build-out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec in case our collaboration and license agreement with CSL Behring would not close) that successfully complete clinical trials;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the implementation of ASC 842 Leases, recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments and corporate income taxes related to valuation allowance. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

We believe that the assumptions, judgments and estimates involved in the recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842 to be our critical accounting policies.

The preparation of our consolidated financial statements for the three- and six-month period ended June 30, 2020, required us to analyze the accounting treatment of the CSL Behring Agreement. This analysis required us to exercise judgement regarding the timing and the likelihood of closing the transaction.

Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. Closing of the transaction is dependent on the timing, extent and result of the regulatory review process. We do not believe that the consummation of the transaction will result in a violation of any applicable antitrust laws. However, there can be no assurance that a challenge on antitrust grounds will not be made, or if such a challenge is made, what the result would be.

As of June 30, 2020, we concluded we have no enforceable right to receive any of CSL License Revenue that we may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under antitrust laws in the United States, Australia and the United Kingdom. Therefore, we determined we will not recognize any revenue in relation to the CSL License Revenue, in accordance with ASC 606.

We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we continued to record a full valuation allowance as of June 30, 2020.

Revenues

We recognize Collaboration Revenues associated with pre-clinical Collaboration Target specific, non-clinical, analytical and process development activities that are reimbursable by BMS under our collaboration and license agreement during the initial research term, which ended on May 21, 2019. We are currently in discussions with BMS potentially to amend the BMS CLA and other related agreements following the expiration of the research term. During these discussions, which may be terminated by us or BMS at any time, we have agreed, subject to certain conditions, to continue providing limited support of the pre-clinical Collaboration Targets, and any related costs will be reimbursed by BMS.

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

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

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

A change in the outcome of any of these variables with respect to our product candidates that we may develop, including as a result of the COVID-19 pandemic, could mean a significant change in the expenses and timing associated with the development of such product candidate.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table presents a comparison of the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020	2019	2020 vs 2019

	(in thousands)
Total revenues	$1,535	$2,474	$(939)
Operating expenses:
Research and development expenses	(28,401)	(24,154)	(4,247)
Selling, general and administrative expenses	(11,511)	(7,870)	(3,641)
Total operating expenses	(39,912)	(32,024)	(7,888)
Other income	669	566	103
Other expense	(500)	(347)	(153)
Loss from operations	(38,208)	(29,331)	(8,877)
Other non-operating items, net	(4,343)	(2,068)	(2,275)
Net loss	$(42,551)	$(31,399)	$(11,152)

Revenue

Our revenue for the three months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,
	2020	2019	2020 vs 2019

	(in thousands)
License Revenue	$1,530	$2,108	$(578)
Collaboration Revenue	5	366	(361)
Total revenues	$1,535	$2,474	$(939)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $1.5 million License Revenue in the three months ended June 30, 2020, compared to $2.1 million for the same period in 2019. The reduction in License Revenue is primarily a result of delays in development timelines due to our ongoing discussions surrounding the potential amendment of the BMS CLA. Continuing these discussions to some extent was impacted by the parties’ focus to adjust their operations to COVID-19.

We recognized $0.0 million Collaboration Revenue in the three months ended June 30, 2020, compared to $0.4 million for the same period in 2019. The decrease in Collaboration Revenue was primarily related to the reduction of activities following the termination of the initial Research Term under the BMS CLA in May 2019.

Research and development expenses

Research and development expenses for the three months ended June 30, 2020 were $28.4 million, compared to $24.2 million for the same period in 2019. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Three months ended June 30,
	2020	2019	2020 vs 2019

	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$4,673	$4,363	$310
Huntington's disease (AMT-130)	2,095	1,164	931
Programs in preclinical development and platform related expenses	1,770	1,546	224
Total direct research and development expenses	$8,538	$7,073	$1,465

Employee and contractor-related expenses	9,990	8,239	1,751
Share-based compensation expense	2,894	2,111	783
Facility expenses	4,185	3,625	560
Disposables	2,501	2,662	(161)
Other expenses	293	444	(151)
Total other research and development expenses	$19,863	$17,081	$2,782

Total research and development expenses	$28,401	$24,154	$4,247

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the three months ended June 30, 2020 and 2019, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Our expenses related to etranacogene dezaparvovec were largely unaffected by the COVID-19 pandemic as we completed enrollment immediately prior to the lockdowns in those countries in which we enroll patients. We have implemented additional measures to minimize any risk, disruption or delay on follow-up visits.

In addition, we continue to incur costs for the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec.

Huntington disease (AMT-130)

In the three months ended June 30, 2020 and 2019, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial as well as expenses related to the procedures of the first two patients in June 2020. The procedure-related expenses were delayed as a result of the temporary postponement of the procedures due to the COVID-19 related state of emergency declarations in the United States.

Preclinical programs & platform development

In the three months ended June 30, 2020, we incurred $1.8 million of costs primarily related to our preclinical activities primarily associated with product candidates for Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects, compared to $1.5 million in the same period in 2019.

Other research & development expenses

●	We incurred $10.0 million in personnel and contractor related expenses in the three months ended June 30, 2020, compared to $8.2 million for the same period in 2019. Our costs during the three months ended June 30, 2020 increased by $1.8 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $2.9 million in share-based compensation expenses in the three months ended June 30, 2020, compared to $2.1 million for the same period in 2019; and
●	We incurred $4.2 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2020, compared to $3.6 million in the same period in 2019. Our costs during the three months ended June 30, 2020, primarily increased as a result of extending and expanding (as from June 2019) the lease of our Lexington facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $11.5 million, compared to $7.9 million for the same period in 2019.

●	We incurred $2.9 million in personnel and contractor related expenses in the three months ended June 30, 2020, compared to $2.4 million in the same period in 2019;
●	We incurred $2.8 million in share-based compensation expenses in the three months ended June 30, 2020, compared to $2.4 million in the same period in 2019; and
●	We incurred $3.0 million in professional fees in the three months ended June 30, 2020, compared to $1.3 million in the same period in 2019. The increase was primarily driven by corporate initiatives.

Our selling, general and administrative expenses were largely unaffected by the COVID-19 pandemic.

Other items, net

We recognized $0.3 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2020, compared to $0.3 million for the same period in 2019.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating (expense) / income.

Our other non-operating items, net, for the three months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,
	2020	2019	2020 vs 2019

	(in thousands)
Interest income	$81	$728	$(647)
Interest expense - Hercules long-term debt	(970)	(937)	(33)
Foreign currency losses, net	(3,645)	(1,252)	(2,393)
Other non-operating gains / (losses)	191	(607)	798
Total other non-operating loss, net	$(4,343)	$(2,068)	$(2,275)

We recognized a net foreign currency loss related to our borrowings from Hercules and our cash and cash equivalents of $3.6 million during the three months ended June 30, 2020, compared to a net loss of $1.3 million during the same period in 2019.

In the three months ended June 30, 2020, we recognized income of $0.2 million related to changes in the fair value of the BMS warrants compared to a loss of $0.6 million related to changes in the fair value of the BMS warrants for the same period in 2019.

Comparison of the six months ended June 30, 2020 and 2019

The following table presents a comparison of the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020	2019	2020 vs 2019
	(in thousands)
Total revenues	$1,639	$3,610	$(1,971)
Operating expenses:
Research and development expenses	(54,414)	(44,691)	(9,723)
Selling, general and administrative expenses	(20,583)	(15,937)	(4,646)
Total operating expenses	(74,997)	(60,628)	(14,369)
Other income	1,526	879	647
Other expense	(839)	(696)	(143)
Loss from operations	(72,671)	(56,835)	(15,836)
Non-operating items, net	2,121	(2,336)	4,457
Net loss	$(70,550)	$(59,171)	$(11,379)

Revenue

Our revenue for the six months ended June 30, 2020 and 2019 was as follows:

	Six months ended June 30,
	2020	2019	2020 vs 2019
	in thousands
License revenue	$1,577	$2,665	$(1,088)
Collaboration revenue	62	945	(883)
Total revenues	$1,639	$3,610	$(1,971)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $1.6 million License Revenue in the six months ended June 30, 2020, compared to $2.7 million for the same period in 2019. The reduction in License Revenue is primarily a result of delays in development timelines due to our ongoing discussions surrounding the potential amendment of the BMS CLA as well as COVID-19. Continuing these discussions to some extent was impacted by the parties’ focus to adjust their operations to COVID-19.

We recognized $0.1 million Collaboration Revenue in the six months ended June 30, 2020, compared to $0.9 million for the same period in 2019. The decrease in Collaboration Revenue was primarily related to the reduction of activities following the termination of the initial Research Term under the BMS CLA in May 2019.

Research and development expenses

Research and development expenses for the six months ended June 30, 2020 were $54.4 million, compared to $44.7 million for the same period in 2019. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Six months ended June 30,
	2020	2019	2020 vs 2019

	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$9,213	$7,670	$1,543
Huntington's disease (AMT-130)	3,155	1,627	1,528
Programs in preclinical development and platform related expenses	3,225	2,435	790
Total direct research and development expenses	$15,593	$11,732	$3,861

Employee and contractor-related expenses	19,338	16,487	2,851
Share-based compensation expense	5,289	4,099	1,190
Facility expenses	8,201	6,919	1,282
Disposables	4,911	4,570	341
Other expenses	1,082	884	198
Total other research and development expenses	$38,821	$32,959	$5,862

Total research and development expenses	$54,414	$44,691	$9,723

Direct research and development expenses

Hemophilia B (AMT-060/061)

In the six months ended June 30, 2020 and 2019, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Our expenses related to etranacogene dezaparvovec were largely unaffected by the COVID-19 pandemic as we completed enrollment immediately prior to the lockdowns in those countries that we enroll patients. We have implemented additional measures to minimize any risk, disruption or delay on follow-up visits.

In addition, we continue to incur costs for the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec.

Huntington disease (AMT-130)

In the six months ended June 30, 2020 and 2019, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial as well as expenses related to the procedures of the first two patients in June 2020. The procedure-related expenses were delayed as a result of the temporary postponement of the procedures due to the COVID-19 related state of emergency declarations in the United States.

Preclinical programs & platform development

In the six months ended June 30, 2020, we incurred $3.2 million of costs primarily related to our preclinical activities associated with product candidates for Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects, compared to $2.4 million in the same period in 2019.

Other research & development expenses

●	We incurred $19.3 million in personnel and contractor related expenses in the six months ended June 30, 2020, compared to $16.5 million for the same period in 2019. Our costs during the six months ended June 30, 2020 increased by $2.8 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $5.3 million in share-based compensation expenses in the six months ended June 30, 2020, compared to $4.1 million for the same period in 2019; and
●	We incurred $8.2 million in operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2020, compared to $6.9 million in the same period in 2019. Our costs during the six months ended June 30, 2020 primarily increased as a result of extending and expanding (as from June 2019) the lease of our Lexington facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 were $20.6 million, compared to $15.9 million for the same period in 2019.

●	We incurred $6.1 million in personnel and contractor related expenses in the six months ended June 30, 2020, compared to $5.1 million in the same period in 2019;
●	We incurred $4.8 million in share-based compensation expenses in the six months ended June 30, 2020, compared to $4.8 million in the same period in 2019; and
●	We incurred $4.2 million in professional fees in the six months ended June 30, 2020, compared to $2.9 million in the same period in 2019. The decrease was primarily driven by timing of various corporate initiatives.

Our selling, general and administrative expenses were largely unaffected by the COVID-19 pandemic.

Other items, net

We recognized $0.5 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2020, compared to $0.3 million for the same period in 2019.

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

Our other non-operating items, net, for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,
	2020	2019	2020 vs 2019
	(in thousands)
Interest income	$903	$1,170	$(267)
Interest expense	(1,945)	(1,894)	(51)
Foreign currency gains, net	957	1,022	(65)
Other non-operating gains / (losses), net	2,206	(2,634)	4,840
Total non-operating income / (loss), net	$2,121	$(2,336)	$4,457

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents of $1.0 million during the six months ended June 30, 2020, compared to a net gain of $1.0 million during the same period in 2019.

In the six months ended June 30, 2020, we recognized income of $2.2 million related to changes in the fair value of the Hercules and BMS warrants compared to a loss of $2.6 million for the same period in 2019. Changes in the fair value of the Hercules and BMS warrants are primarily impacted by changes in our share price, whereby a decrease in share price generally results in a decrease of the fair value.

Financial Position, Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and restricted cash of $316.9 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2022. Upon the receipt of the $450 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024. The table below summarizes our consolidated cash flow data for the six months ended June 30, 2020, and 2019.

	Six months ended June 30,
	2020	2019

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$380,726	$237,342
Net cash used in operating activities	(62,944)	(50,657)
Net cash used in investing activities	(4,606)	(2,428)
Net cash generated from financing activities	3,549	3,221
Foreign exchange impact	223	(443)
Cash, cash equivalents and restricted cash at the end of period	$316,948	$187,035

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $42.6 million and $70.6 million during the three and six months ended June 30, 2020, compared to a net loss of $31.4 million and $59.2 million during the same periods in 2019. As of June 30, 2020, we had an accumulated deficit of $730.3 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through June 30, 2020, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

On December 6, 2018, we signed an amendment to the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) with Hercules that both refinanced our then-existing $20 million credit facility and provided us with an additional unconditional commitment of $15 million as well as a conditional commitment of $15 million that expired on June 30, 2020. At signing, we drew down an additional $15 million, for a total outstanding amount of $35 million. We have the right to draw another $15 million through June 30, 2020 subject to the terms of the 2018 Amended Facility.

The 2018 Amended Facility extends the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. As of June 30, 2020, $35 million was outstanding under the 2018 Amended Facility (December 31, 2019: $35 million). We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% of the $35,000,000 loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

The $450 million upfront payment we expect to receive on the closing of the CSL Behring Agreement is expected to fund operations into the second half of 2024. Closing of the transaction is expected to materially impact our profitability and cash flows. We expect to generate positive cash flows in the period of closing and to recognize material revenue related to the CSL Behring Agreement. However, we expect to continue to incur losses and to generate negative cash flows outside the fiscal year in which we close the transaction. We have no firm sources of additional funding. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements.

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

Net Cash used in operating activities

Net cash used in operating activities was $62.9 million for the six months ended June 30, 2020, and consisted of a net loss of $70.6 million adjusted for non-cash items, including depreciation and amortization expense of $3.5 million, share-based compensation expense of $10.1 million, fair value gains on derivative financial instruments of $2.2 million, unrealized foreign exchange gain of $0.9 million, and an decrease in unamortized deferred revenue of $1.6 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $1.3 million. These changes primarily related to a net decrease in accounts receivable and accrued income, prepaid expenses and other current assets of $1.1 million and a net decrease in accounts payable, accrued expenses and other liabilities of $2.3 million.

Net cash used in operating activities was $50.7 million for the six months ended June 30, 2019, and consisted of a net loss of $59.2 million adjusted for non-cash items, including depreciation and amortization expense of $3.2 million, share-based compensation expense of $8.9 million, fair value losses on derivative financial instruments of $2.6 million, unrealized foreign exchange gain of $0.4 million, and a decrease in unamortized deferred revenue of $2.7 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $3.1 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses and other current assets of $2.8 million primarily driven by an increase in prepaid expenses related to our etranacogene dezaparvovec and AMT-130 trials.

Net cash used in investing activities

In the six months ended June 30, 2020, we used $4.6 million in our investing activities compared to $2.4 million for the same period in 2019.

	Six months ended June 30,
	2020	2019

	(in thousands)
Build out of Lexington site	$(576)	$(930)
Build out of Amsterdam site	(1,816)	(502)
Acquisition of licenses, patents and other rights	(2,214)	(996)
Total investments	$(4,606)	$(2,428)

Net cash generated from financing activities

During the six months ended June 30, 2020, we received $3.5 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $2.7 million in the same period 2019.

Funding requirements

We believe our cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into 2022. The $450 million upfront payment we expect to receive on the closing of the CSL Behring Agreement would provide us with additional funding into the second half of 2024. Our future capital requirements will depend on many factors, including but not limited to:

●	the closing of our collaboration and license transaction with CSL Behring as well as achieving milestones and royalties as defined in the CSL Behring Agreement;
●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the scope, timing, results and costs of our current and planned clinical trials, including those for etranacogene dezaparvovec in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2022 and will run through June 2023;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated in preparing for the Biologics License Application (“BLA”) submission of etranacogene dezaparvovec, including process validation, inspection readiness and other regulatory expenses in the event that our collaboration and license agreement with CSL Behring would not close.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of June 30, 2020, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total

	(in thousands)
Debt obligations (including $9.0 million interest payments)	$3,141	$14,076	$26,770	$—	$43,987
Operating lease obligations	5,591	5,485	17,744	31,253	60,073
Total	$8,732	$19,561	$44,514	$31,253	$104,060

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a Biologics License Application, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. We will also have obligations to make future payments that become due and payable if we collect the upfront payment or milestone payments from CSL Behring. We have not included these commitments on our balance sheet or in the table above because these payments only become due and payable upon the closing of the transaction with CSL Behring.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2020, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on such evaluation, our CEO has concluded that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of changing the frequency of our controls related to the assessment of the realizability of net deferred tax assets from annual to quarterly. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

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

Risks Related to the CSL Behring Collaboration and License Transaction

In June 2020, uniQure biopharma BV, our wholly-owned subsidiary, entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) providing CSL Behring exclusive global rights to etranacogene dezaparvovec, our investigational gene therapy for patients with hemophilia B.

We and CSL Behring may be unable to close the transaction, and any delay in completing the transaction could diminish the anticipated benefits of the transaction or result in increased costs. Failure to close the transaction could adversely impact the market price of our shares as well as our business and operating results, cash flows and results of operations.

The closing of the transaction is contingent on completion of the successful reviews under antitrust laws in the United States, Australia, and the United Kingdom, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We cannot make any assurances that the transaction will be closed on the timeline currently contemplated or at all, or that, as part of the regulatory review process, that additional conditions or terms may be required.

While we and CSL Behring intend to pursue vigorously all required governmental clearances, the requirement to receive these clearances before the closing of the transaction could delay the transaction or result in an inability to complete the transaction. Any delay in the completion of the transaction could diminish anticipated benefits of the transaction, including realization of expected benefits of partnering, result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction. Any such delay could also delay the timelines associated with our commercialization of etranacogene dezaparvovec, including the filing of a biologics licensing application with the FDA, and such delays could cause us to bring etranacogene dezaparvovec to market after a competitive product in the United States, Europe or in other markets.

We will need to fund the investments into the development and preparation of the commercial launch of etranacogene dezaparvovec for as long as the regulatory reviews continue. The completions of these reviews could require significant time and/or might result in modifications or even denial of the transactions. These factors could adversely impact the cash flows and results that we are able to generate in relation to etranacogene dezaparvovec.

To the extent that the market price of the ordinary shares of our common stock reflects positive market assumptions that the transaction will close or that the transaction is advantageous to us, the price of such shares may decline if the transaction does not close for any reason or in a timely manner.

The announcement and pendency of the transaction with CSL Behring could adversely affect our business and operations.

Whether the transaction is ultimately closed or not, its announcement and pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the transaction, including, for example, efforts to obtain regulatory clearances, may require significant time and attention from our management and divert attention from the day-to-day operations of our business. Any uncertainty over the ability of us and CSL Behring to complete the transaction could make it more difficult for us to retain certain key employees or attract new talent or to pursue business strategies.

Parties with which we have business relationships related to etranacogene dezaparvovec, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may be reluctant to enter into agreements with us.

Risks Related to the Current COVID-19 Pandemic

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and the Netherlands. On March 11, 2020, the WHO declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely. The COVID-19 pandemic may cause disruptions in our raw material supply, our commercial-scale manufacturing capabilities for AAV-based gene therapies, the commercialization of our product candidates, and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA, EMA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130, the evolving COVID-19 pandemic has impacted the pace of enrollment and procedures in our clinical trials, as well as caused challenges in scheduling follow-up visits and managing other aspects of our clinical trials. We may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic and the federal, state and local responses to such virus, has impacted and could continue to impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Risks Related to the Development of Our Product Candidates

None of our product candidates have been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any significant revenue from product sales and may never be profitable.

All of our product candidates are in research or development. We have not generated any significant revenues from the sale of products or manufacturing of our product for a licensee and do not expect to generate any such revenue before 2022. Our lead product candidates, etranacogene dezaparvovec (also known as AMT-061) and AMT-130, and any of our other potential product candidates will require extensive preclinical and/or clinical testing and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

As of June 30, 2020, a total of three patients reported serious adverse events related to the treatment of AMT-060, our first generation hemophilia B gene therapy, in our Phase I/II trial, including one patient with a short, self-limiting fever in the first 24 hours after treatment and two patients with mild, asymptomatic elevations in liver transaminases. Additionally, one patient in our ongoing Phase IIb study of etranacogene dezaparvovec underwent hip surgery due to a pre-existing condition and was treated perioperatively with short-acting factor replacement. This was reported by the investigator as a serious adverse event unrelated to etranacogene dezaparvovec.

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

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or cases of force majeure and acts of god (including the effects of the COVID-19 pandemic) beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Our resources might be adversely affected if we are unable to meet our product supply needs and obligations.

To meet our expected future production needs, we will need to complete the validation of our existing manufacturing processes as well as to develop larger scale manufacturing processes. We might be unable to successfully complete the validation or development to sufficiently meet our future production needs. As a result, we may need to dedicate more of our resources to complete the validation or development, which could adversely impact our ability to develop our other proprietary programs, to meet our production needs, to conserve our cash, or to receive financial payments pursuant to our agreement with third parties, including with CSL Behring in return for supplying  etranacogene dezaparvovec following regulatory approval.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	closing and successful execution of our transaction with CSL Behring for the commercialization of etranacogene dezaparvovec;
●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities according to required quality specifications;
●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	obtaining and maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profile;
●	achieve optimal pricing based on durability of expression, safety and efficacy;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

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

We had a net loss of $70.6 million in the six months ended June 30, 2020, $124.2 million in the full year 2019 and $83.3 million in the full year 2018. As of June 30, 2020, we had an accumulated deficit of $730.3 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 following the potential closing of our collaboration and license agreement with CSL Behring.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130, our Huntington’s disease gene therapy program;
●	Build-out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec in case our collaboration and license agreement with CSL Behring would not close) that successfully complete clinical trials;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

We expect to incur significant expenses in connection with our on-going activities and that we will likely need to obtain substantial additional funding in connection with our continuing operations, in particular if the CSL Behring transaction would not close. In addition, we have based our estimate of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

As of June 30, 2020, we had $35.0 million of outstanding principal of borrowings under the 2018 Amended Facility, which we are required to repay in monthly principal installments from January 2022 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

While we have not experienced a system failure, accident, cyber-attack, or security breach that has resulted in a material interruption in our operations to date, we have experienced and addressed recent system failures, cyber-attacks and security breaches. In the future, such events could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product and product candidates could be delayed.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through July 28, 2020, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on July 28, 2020, was $39.52 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 46.0% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at June 30, 2020. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

EXHIBIT INDEX

10.1†* Commercialization and License Agreement by and between uniQure biopharma B.V. and CSL Behring LLC dated June 24, 2020.

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*      The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Dated July 30, 2020