Form 10-Q
period 2020-09-30
uniQure N.V.
filed 2020-10-27
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

+31-20-240-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value €0.05	QURE	The Nasdaq Global Select Market

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

As of October 22, 2020, the registrant had 44,496,141 ordinary shares, par value €0.05, outstanding.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$279,493	$377,793
Accounts receivable and accrued income from related party	223	947
Prepaid expenses	4,168	4,718
Other current assets and receivables	3,496	748
Total current assets	287,380	384,206
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $33.2 million as of September 30, 2020 and $28.6 million as of December 31, 2019, respectively	29,636	28,771
Operating lease right-of-use assets	26,207	26,797
Intangible assets, net	4,052	5,427
Goodwill	518	496
Restricted cash	2,714	2,933
Total non-current assets	63,127	64,424
Total assets	$350,507	$448,630
Current liabilities
Accounts payable	$2,348	$5,681
Accrued expenses and other current liabilities	17,784	12,457
Current portion of operating lease liabilities	5,552	5,865
Current portion of deferred revenue	7,666	7,627
Total current liabilities	33,350	31,630
Non-current liabilities
Long-term debt	35,494	36,062
Operating lease liabilities, net of current portion	30,333	31,133
Deferred revenue, net of current portion	22,413	23,138
Derivative financial instruments related party	547	3,075
Other non-current liabilities	477	534
Total non-current liabilities	89,264	93,942
Total liabilities	122,614	125,572
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at September 30, 2020 and December 31, 2019 and 44,487,510 and 43,711,954 ordinary shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,694	2,651
Additional paid-in-capital	1,006,898	986,803
Accumulated other comprehensive loss	2,333	(6,689)
Accumulated deficit	(784,032)	(659,707)
Total shareholders' equity	227,893	323,058
Total liabilities and shareholders' equity	$350,507	$448,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues from related party	1,776	842	3,353	3,507
Collaboration revenues from related party	13	204	75	1,149
Total revenues	1,789	1,046	3,428	4,656
Operating expenses:
Research and development expenses	(36,302)	(23,554)	(90,716)	(68,245)
Selling, general and administrative expenses	(10,789)	(8,929)	(31,372)	(24,866)
Total operating expenses	(47,091)	(32,483)	(122,088)	(93,111)
Other income	1,032	453	2,558	1,332
Other expense	(220)	(342)	(1,059)	(1,038)
Loss from operations	(44,490)	(31,326)	(117,161)	(88,161)
Interest income	13	868	916	2,038
Interest expense	(942)	(960)	(2,887)	(2,854)
Foreign currency (losses) / gains, net	(8,681)	6,041	(7,724)	7,063
Other non-operating gains / (losses), net	325	1,773	2,531	(861)
Net loss	$(53,775)	$(23,604)	$(124,325)	$(82,775)
Other comprehensive income / (loss):
Foreign currency translation adjustments	9,652	(6,164)	9,022	(7,423)
Total comprehensive loss	$(44,123)	$(29,768)	$(115,303)	$(90,198)

Basic and diluted net loss per ordinary share	$(1.21)	$(0.58)	$(2.80)	$(2.14)
Weighted average shares used in computing basic and diluted net loss per ordinary share	44,471,844	40,738,938	44,379,924	38,757,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity

	(in thousands, except share and per share amounts)
Balance at June 30, 2019	37,839,833	$2,327	$732,924	$(8,518)	$(594,677)	$132,056
Loss for the period	—	—	—	—	(23,604)	(23,604)
Other comprehensive loss	—	—	—	(6,164)	—	(6,164)
Follow-on public offering	5,625,000	311	242,480	—	—	242,791
Exercise of share options	119,225	6	1,172	—	—	1,178
Restricted and performance share units distributed during the period	26,211	2	(2)	—	—	—
Share-based compensation expense	—	—	3,876	—	—	3,876
Issuance of ordinary shares relating to employee stock purchase plan	2,148	—	99	—	—	99
Balance at September 30, 2019	43,612,417	$2,646	$980,549	$(14,682)	$(618,281)	$350,232

Balance at June 30, 2020	44,444,405	$2,692	$1,000,389	$(7,319)	$(730,257)	$265,505
Loss for the period	—	—	—	—	(53,775)	(53,775)
Other comprehensive income	—	—	—	9,652	—	9,652
Exercise of share options	7,348	—	139	—	—	139
Restricted and performance share units distributed during the period	35,480	2	(2)	—	—	—
Share-based compensation expense	—	—	6,372	—	—	6,372
Issuance of ordinary shares relating to employee stock purchase plan	277	—	—	—	—	—
Balance at September 30, 2020	44,487,510	$2,694	$1,006,898	$2,333	$(784,032)	$227,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity

	(in thousands, except share and per share amounts)
Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(82,775)	(82,775)
Other comprehensive loss	—	—	—	(7,423)	—	(7,423)
Follow-on public offering	5,625,000	311	242,480	—	—	242,791
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	355,879	20	3,714	—	—	3,734
Restricted and performance share units distributed during the period	235,692	14	(14)	—	—	—
Share-based compensation expense	—	—	12,762	—	—	12,762
Issuance of ordinary shares relating to employee stock purchase plan	7,018	—	264	—	—	264
Balance at September 30, 2019	43,612,417	$2,646	$980,549	$(14,682)	$(618,281)	$350,232

Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(124,325)	(124,325)
Other comprehensive income	—	—	—	9,022	—	9,022
Exercise of share options	211,288	12	3,529	—	—	3,541
Restricted and performance share units distributed during the period	560,986	31	(31)	—	—	—
Share-based compensation expense	—	—	16,450	—	—	16,450
Issuance of ordinary shares relating to employee stock purchase plan	3,282	—	147	—	—	147
Balance at September 30, 2020	44,487,510	$2,694	$1,006,898	$2,333	$(784,032)	$227,893

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2020	2019

	(in thousands)
Cash flows from operating activities
Net loss	$(124,325)	$(82,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,354	4,932
Share-based compensation expense	16,450	12,762
Change in fair value of derivative financial instruments	(2,531)	862
Unrealized foreign exchange losses / (gains)	7,758	(6,692)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses and other current assets and receivables	(1,183)	(2,879)
Accounts payable	(3,724)	(418)
Accrued expenses, other liabilities and operating leases	3,630	4,934
Deferred revenue	(2,082)	(3,403)
Net cash used in operating activities	(97,653)	(72,677)
Cash flows from investing activities
Purchases of intangible assets	(2,314)	(996)
Purchases of property, plant and equipment	(4,475)	(3,688)
Net cash used in investing activities	(6,789)	(4,684)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	3,688	3,998
Proceeds from public offering of shares, net of issuance costs	-	243,013
Proceeds from exercise of warrants	-	500
Net cash generated from financing activities	3,688	247,511
Currency effect on cash, cash equivalents and restricted cash	2,235	(1,415)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(98,519)	168,735
Cash, cash equivalents and restricted cash at beginning of period	380,726	237,342
Cash, cash equivalents and restricted cash at the end of period	$282,207	$406,077
Cash and cash equivalents	$279,493	$403,163
Restricted cash related to leasehold and other deposits	2,714	2,914
Total cash, cash equivalents and restricted cash	$282,207	$406,077
Supplemental cash flow disclosures:
Cash paid for interest	$(3,342)	$(2,330)
Non-cash increases in accounts payables and accrued expenses and other current liabilities related to purchases of intangible assets and property, plant and equipment	$116	$583

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2020.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could be expected to materially impact the Company’s unaudited consolidated financial statements. The Company has adopted ASU 2018-13, Fair Value Measurement (Topic 820) and additional disclosures related to significant unobservable inputs have been included within footnote 4 Fair value measurement.

3	Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B (the “Product”).

Under the terms of the CSL Behring Agreement, the Company will receive a $450 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring Agreement also provides that the Company will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

 Pursuant to the CSL Behring Agreement, the Company will be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Concurrently with the execution of the CSL Behring Agreement, the Company and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, the Company will supply the Product to CSL Behring at an agreed-upon price. Clinical development and regulatory activities performed by the Company pursuant to the CSL Behring Agreement will be reimbursed by CSL Behring. CSL Behring will be responsible for global regulatory submissions and commercialization requirements for the Product.

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

In accordance with its existing license and other agreements, the Company is contractually required to pay in total a low to high single digit percentage of any upfront payment to its licensors and financial advisor (“License Fees”).

As of September 30, 2020, the Company concluded it has no enforceable right to receive any of the upfront payment, the regulatory and sales milestone payments or the royalties (together “CSL License Revenue”) that it may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under antitrust laws in the United States, Australia and the United Kingdom. Therefore, the Company determined it will not recognize any revenue in relation to the CSL License Revenue, in accordance with ASC 606.

The Company determined that in accordance with Dutch tax law it will recognize the CSL Behring License Revenue as well as the License Fees as taxable results as of the date on which the Company is contractually entitled to receive (or obligated to make) a payment under the CSL Behring Agreement. The Company expects to continue to incur taxable losses in the Netherlands except for the period in which it receives the $450 million upfront payment under the CSL Behring Agreement. In the event that the Company recognizes the $450 million upfront payment in 2020, such payment is expected to be subject to Dutch corporate income tax at a rate of 25.0%. However, the Company does not expect it will be required to pay any income taxes in the period in which it recognizes the $450 million upfront payment as taxable revenue, as such payment is not expected to exceed the net operating losses the Company has carried forward in the Netherlands. The Company has historically recorded a full valuation allowance against its net deferred tax assets.

Future taxable income or losses of the Company and a potential reversal of the valuation allowance will be impacted by a variety of factors, of which some are outside of the Company’s control. Such factors include the outcome and timing of the reviews under antitrust laws in the United States, Australia, and the United Kingdom, additional net operating losses the Company may generate in relation to the CSL Behring Agreement, and the amount of License Fees the Company is required to pay.

The Company recognizes deferred tax assets to the extent that it determines that these assets are more likely than not to be realized. In making such a determination, the Company weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company continued to record a full valuation allowance as of September 30, 2020.

Bristol-Myers Squibb collaboration

In May 2015, the Company entered into a collaboration and license agreement (the “BMS CLA”) and various related agreements with Bristol-Myers Squibb Company (“BMS”) that provide BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases (“Collaboration Targets”). The initial four-year research term under the collaboration terminated on May 21, 2019. During the initial research term of the BMS CLA, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies using the Company’s vector technologies and industrial, proprietary insect-cell based manufacturing platform. BMS reimbursed the Company for all its research and development costs in support of the collaboration during the initial research term, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The BMS CLA provides that the Company and BMS may collaborate on up to ten Collaboration Targets in total. As of September 30, 2020, BMS has designated a total of four Collaboration Targets. In February 2019, BMS requested a one-year extension of the research term. In April 2019, following an assessment of the progress of this collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the research term but rather preferred to restructure or amend the collaboration to reduce or eliminate certain of the Company’s obligations under it.

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
(iii)	Providing clinical and commercial manufacturing services for Collaboration Targets (“Manufacturing Revenue”). To date the Company has not generated any Manufacturing Revenue.

Amounts owed by BMS in relation the collaboration services are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Bristol Myers Squibb	$223	$947
Total	$223	$947

License Revenue

The Company recognized $1.8 million and $3.4 million of License Revenue for the three and nine months ended September 30, 2020, respectively, compared to $0.8 million and $3.5 million during the same periods in 2019 in relation to a $60.1 million upfront payment recorded on May 21, 2015, as well as $15.0 million received in relation to the designation of the second, third and fourth Collaboration Targets in August 2015 (together “Consideration”).

The Company would be entitled to an aggregate $16.5 million in target designation payments upon the selection of the fifth through tenth Collaboration Targets. The Company would also be eligible to receive research, development and regulatory milestone payments of up to $217.0 million for each Collaboration Target, if defined milestones are achieved. The Company would include the variable consideration related to the selection of the fifth to tenth Collaboration Target, or any of the milestones, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. The Company would recognize significant amounts of License Revenue for services performed in prior periods if and when the Company considers this probable. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not currently consider this probable.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2019
Assets:
Cash, cash equivalents and restricted cash	$380,726	$—	$—	$380,726	Cash and cash equivalents; restricted cash
Total assets	$380,726	$—	$—	$380,726
Liabilities:
Derivative financial instruments - related party	—	—	3,075	3,075
Total liabilities	$—	$—	$3,075	$3,075
At September 30, 2020
Assets:
Cash, cash equivalents and restricted cash	$282,207	$—	$—	$282,207	Cash and cash equivalents; restricted cash
Total assets	$282,207	$—	$—	$282,207
Liabilities:
Derivative financial instruments - related party	$—	$—	$547	$547
Total liabilities	$—	$—	$547	$547

Changes in Level 3 items during the nine months ended September 30, 2020, are as follows:

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2019	$3,075
Net gains recognized in profit or loss	(2,531)
Currency translation effects	3
Balance at September 30, 2020	$547

BMS warrants

The Company issued derivative financial instruments related to its collaboration with BMS. The fair value of the BMS derivative financial instruments (“BMS warrants”) as of September 30, 2020, was $0.5 million compared to a fair value of $3.1 million as of December 31, 2019. Changes in the fair value of the BMS warrants are primarily impacted by changes in the Company’s share price, whereby a decrease in share price generally results in a decrease of the fair value. In addition, the Company revised certain unobservable inputs as well as valuation techniques in March 2020 which resulted in a further decrease in fair value of $0.7 million when compared to December 31, 2019. These BMS warrants are described in more detail below.

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

Pursuant to the terms of the BMS CLA, the exercise price in respect of each warrant is equal to the greater of (i) the product of (A) $33.84 and (B) a compounded annual growth rate of 10% (or approximately $56.41 as of September 30, 2020) and (ii) the product of (A) 1.10 and (B) the VWAP for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

As of September 30, 2020, BMS had designated a total of four Collaboration Targets, and as such, the warrants were not exercisable. The Company estimated the exercise of warrants to occur within three and five years after the balance sheet date.

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. In February 2020, the Company amended the agreement to sub-lease to take back one of the three floors effective March 1, 2020. The fixed lease payments to be received during the remaining term under the agreement to sub-lease amount to $6.4 million (EUR 5.5 million) as of September 30, 2020.

The table below presents the components of the Company’s lease costs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$1,317	$1,264	$3,896	$3,183
Variable lease cost	155	131	453	313
Sublease income	(222)	(260)	(679)	(792)
Total lease cost	$1,250	$1,135	$3,670	$2,704

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheets for the periods indicated.

	September 30,	December 31,
	2020	2019
	(in thousands)
Assets
Operating lease right-of-use assets	$26,207	26,797
Liabilities
Current
Current operating lease liabilities	5,552	5,865
Non-current
Non-current operating lease liabilities	30,333	31,133
Total lease liabilities	$35,885	36,998

Other information

The weighted-average remaining lease term as of September 30, 2020 is 9.6 years, compared to 10.3 years as of December 31, 2019 and the weighted-average discount rate as of September 30, 2020 is 11.35%, compared to 11.33% as of December 31, 2019. The Company derived the weighted-average discount rate, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules Capital which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018.

Cash paid for amounts included in the measurement of lease liabilities for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating cash flows for operating leases 1)	$1,401	$1,761	$4,556	$3,777

(1) The Company has received $0.5 million of landlord incentive payments in the three months ended September 30, 2019, which are not included in the cash paid amounts for the three and nine months ended September 30, 2019.)

The Company did not obtain any right-of-use assets in exchange for lease obligations in the three and nine months ended September 30, 2020. Besides the initial recognition of operating right-of-use assets of $19.0 million upon adoption of the new lease standards on January 1, 2019, the Company obtained $0.4 million and $9.0 million of additional right-of-use assets in exchange for lease obligations in the three and nine months ended September 30, 2019, respectively.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of September 30, 2020, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of September 30, 2020.

	Lexington	Amsterdam1)	Other1)	Total

	(in thousands)
2020 (three months remaining)	$848	$494	$—	$1,342
2021	3,455	1,978	148	5,581
2022	3,552	1,978	—	5,530
2023	3,650	1,978	—	5,628
2024	4,146	1,978	—	6,124
Thereafter	20,745	13,678	—	34,423
Total lease payments	$36,396	$22,084	$148	$58,628

Less: amount of lease payments representing interest payments	(13,180)	(9,558)	(5)	(22,743)
Present value of lease payments	23,216	12,526	143	35,885
Less: current operating lease liabilities	(3,431)	(1,978)	(143)	(5,552)
Non-current operating lease liabilities	$19,785	$10,548	$—	$30,333

(1) Payments are due in EUR and have been translated at the foreign exchange rate as of September 30, 2020, of $1.17/ €1.00).

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2020	2019

	(in thousands)
Accruals for services provided by vendors-not yet billed	$9,206	$5,425
Personnel related accruals and liabilities	8,578	7,032
Total	$17,784	$12,457

7	Long-term debt

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

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $35.8 million as of September 30, 2020, compared to $36.3 million as of December 31, 2019, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan in the three and nine months ended September 30, 2020, was $1.5 million and $1.5 million compared to a foreign currency loss of $1.5 million and $1.7 million during the same periods in 2019.

Interest expense associated with the 2018 Amended Facility during the three and nine months ended September 30, 2020 was $0.9 million and $2.7 million, respectively, compared to $0.9 million and $2.8 million during the same periods in 2019.

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers and directors, and to make dividend payments and other distributions. The Company secured the facilities by directly or indirectly pledging its total assets of $350.6 million with the exception of $98.0 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of September 30, 2020, the Company was in compliance with all covenants and provisions.

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

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Research and development	$3,906	$1,922	$9,177	$6,021
Selling, general and administrative	2,457	1,936	7,240	6,691
Total	$6,363	$3,858	$16,417	$12,712

Share-based compensation expense recognized by award type for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Award type
Share options	$3,994	$2,025	$8,948	$6,105
Restricted share units (“RSUs”)	1,525	1,075	5,178	3,000
Performance share units (“PSUs”)	844	758	2,291	3,607
Total	$6,363	$3,858	$16,417	$12,712

As of September 30, 2020, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$25,848	2.94
Restricted share units	16,351	2.25
Performance share units	2,462	1.17
Total	$44,661	2.59

The Company satisfies the exercise of share options and vesting of RSUs and PSUs through newly issued ordinary shares.

Share options

The following table summarizes option activity for the nine months ended September 30, 2020:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2019	2,683,104	$21.29
Granted	620,077	$49.74
Forfeited	(145,460)	$40.59
Expired	(275)	$35.24
Exercised	(211,288)	$16.75
Outstanding at September 30, 2020	2,946,158	$26.64
Thereof, fully vested and exercisable at September 30, 2020	1,718,941	$16.55
Thereof, outstanding and expected to vest after September 30, 2020	1,227,217	$40.79

Total weighted average grant date fair value of options issued during the period (in $ millions)	$17.4
Proceeds from option sales during the period (in $ millions)	$3.5

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

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Assumptions	2020	2019	2020	2019
Expected volatility	70%	75%	70%	75%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	0.84%	1.92%	0.76% - 1.44%	1.92% - 2.87%
Expected dividend yield	0%	0%	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the nine months ended September 30, 2020:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	370,830	$28.62
Granted	362,699	$48.20
Vested	(206,881)	$24.18
Forfeited	(66,457)	$46.03
Non-vested at September 30, 2020	460,191	$43.53

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$17.5

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the nine months ended September 30, 2020:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	479,422	$21.17
Granted	91,003	$57.56
Vested	(354,105)	$17.44
Forfeited	(3,706)	$57.56
Non-vested at September 30, 2020	212,614	$42.32

Total weighted average grant date fair value of PSUs granted during the period (in $ millions)		$5.2

In January 2019, the Company awarded PSUs to its executives and certain other members of senior management. These PSUs were earned as of January 2020 based on an assessment by the Company’s board of directors of the level of achievement of agreed upon performance targets through December 31, 2019. PSUs vest after three years.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period. During the nine months ended September 30, 2020, 3,282 ordinary shares were issued under the ESPP compared to 7,018 during the same period in 2019. As of September 30, 2020, a total of 134,925 ordinary shares remains available for issuance under the ESPP plan compared to a total of 140,391 as of September 30, 2019.

9	Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities, using current statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. The Company reassessed the need for a full valuation allowance in conjunction with entering into the CSL Behring Agreement. Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under the antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. Closing of the transaction is dependent on the timing, extent and result of the regulatory review process. In its assessment of whether or not it was more likely than not that the Company’s deferred tax assets will be realized, the Company considered all relevant facts and circumstances, including in particular similar regulatory reviews as well as the three-year cumulative losses reported by the Company. The Company concluded that it should continue to record a full valuation allowance as of September 30, 2020. As of December 31, 2019, the Company’s valuation allowance amounted to $109.9 million.

10Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share. The shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of September 30, 2020 and September 30, 2019, respectively. In addition, the BMS warrants were not exercisable as of these dates since this would have required the prior designation of Collaboration Targets by BMS. This would generally result in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

The potentially dilutive ordinary shares are summarized below:

	September 30,
	2020	2019

	(ordinary shares)
BMS warrants	8,071,000	8,890,000
Stock options under 2014 Plans	2,946,158	2,860,605
Non-vested RSUs and earned PSUs	672,805	867,007
Stock options under previous option plan	14,000	14,000
Employee share purchase plan	1,997	1,020
Total potential dilutive ordinary shares	11,705,960	12,632,632

11Subsequent events

None.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors,” and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission ( the “SEC”) on March 2, 2020. Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which we intend to license to CSL Behring pursuant to the CSL Behring Agreement (as defined below), and Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world's most versatile gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

CSL Behring commercialization and license agreement

On June 24, 2020, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, our investigational gene therapy for patients with hemophilia B (the “Product”).

Under the terms of the CSL Behring Agreement, we will receive a $450 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring agreement also provides that we will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

Pursuant to the CSL Behring Agreement, we will be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Concurrently with the execution of the CSL Behring Agreement we and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price. Clinical development and regulatory activities performed by us pursuant to the CSL Behring Agreement will be reimbursed by CSL Behring. CSL Behring will be responsible for global regulatory submissions and commercialization requirements for the Product.

The effectiveness of the transactions contemplated by the CSL Behring Agreement is contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom and certain provisions of the CSL Behring Agreement will not become effective until after we receive such regulatory approvals.

Other than under the CSL Behring Agreement, neither we nor CSL Behring may perform any clinical trials, with the exception of trials required to extend the label or gain marketing authorization outside the United States or the European Union, for any gene therapy product, gene-editing product, or any other product comprising an AAV vector to conduct nucleotide transfer (including DNA and RNA) for the treatment, prevention, or cure of hemophilia B for a period commencing on June 24, 2020 and continuing for a period of four years following the first commercial sale of the Product in the United States, and neither we nor CSL Behring may commercialize such a product for a period commencing as of June 24, 2020 and continuing for a period of seven years following the first commercial sale of the Product in the United States. This exclusivity commitment would not bind an acquirer of us that owns or controls such a product so long as certain precautions are followed to ensure that CSL Behring’s confidential information and our proprietary technology related to the Product are not used or accessed by personnel of such acquirer who are developing or commercializing such competing product.

Unless earlier terminated as described below, the CSL Behring Agreement will continue on a country-by-country basis until expiration of the royalty term in a country. The royalty term expires in a country on the later of (a) 15 years after the first commercial sale of the Product in such country, (b) expiration of regulatory exclusivity for the Product in such country and (c) expiration of all valid claims of specific licensed patents covering the Product in such country. Either we or CSL Behring may terminate the CSL Behring Agreement for the other party’s material breach, if such breach is not cured within a specified cure period. In addition, if CSL Behring fails to commercialize the Product in any of a group of major countries for an extended period of time following the first regulatory approval of the Product in any of such group of countries (other than due to certain specified reasons) and such failure has not been cured within a specified cure period, then we may terminate the CSL Behring Agreement. CSL Behring may also terminate the CSL Behring Agreement for convenience.

Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. Closing of the transaction is dependent on the timing, extent, and result of the regulatory review process. We do not believe that the consummation of the transaction will result in a violation of any applicable antitrust laws. However, there can be no assurance that a challenge on antitrust grounds will not be made, or if such a challenge is made, what the result would be. In accordance with our existing license and other agreements, we are contractually required to pay in total a low to high single digit percentage of any upfront payment to our licensors and financial advisor (“License Fees”).

As of September 30, 2020, we concluded that we have no enforceable right to receive any of the upfront payment, the regulatory and sales milestone payments or the royalties (together “CSL License Revenue”) that we may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under antitrust laws in the United States, Australia and the United Kingdom. Therefore, we determined we will not recognize any revenue in relation to the CSL License Revenue, in accordance with ASC 606.

We determined that in accordance with Dutch tax law we will recognize the CSL Behring License Revenue as well as the License Fees as taxable results as of the date on which we are contractually entitled to receive (or obligated to make) a payment under the CSL Behring Agreement. We expect to continue to incur taxable losses in the Netherlands except for the period in which we receive the $450 million upfront payment under the CSL Behring Agreement. In the event that we recognize the $450 million upfront payment in 2020, such payment is expected to be subject to Dutch corporate income tax at a rate of 25.0%. However, we do not expect that we will be required to pay any income taxes in the period in which we recognize the $450 million upfront payment as taxable revenue, as such payment is not expected to exceed the net operating losses that we have carried forward in the Netherlands. We have historically recorded a full valuation allowance against our net deferred tax assets.

Future taxable income or losses and a potential reversal of the valuation allowance will be impacted by a variety of factors, of which some are outside of our control. Such factors include the outcome and timing of the reviews under antitrust laws in the United States, Australia, and the United Kingdom, additional net operating losses we may generate in relation to the CSL Behring Agreement, and the amount of License Fees we are required to pay.

We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we continued to record a full valuation allowance as of September 30, 2020.

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

On September 25, 2020, we announced that the independent Data Safety Monitoring Board (DSMB) overseeing the Phase I/II clinical trial of AMT-130 for the treatment of Huntington’s disease has met and reviewed 90-day safety data from the first two patients enrolled in the trial. No significant safety concerns were noted to prevent further dosing.

On October 13, 2020, we announced the completion of the third and fourth patient procedures in the Phase I/II clinical trial. In accordance with the study protocol, patient enrollment is expected to continue after a DSMB meeting to review 90-day follow-up data on these two new patients and 6-month data on the first two patients.

AMT-150 for Spinocerebellar Ataxia type 3 (SCA3)

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

In September 2020, we initiated an IND-enabling safety and toxicology study of AMT-150 in non-human primates.

AMT-190 for Fabry disease

In September 2020, we selected a lead gene therapy candidate (AMT-190) for the treatment of

Fabry disease to advance into IND-enabling studies. The lead candidate is a one-time administered AAV5 gene therapy incorporating the α-galactosidase A (GLA) transgene. In preclinical studies comparing multiple product candidates, including constructs incorporating a modified alpha-N-acetylgalactosaminidase transgene (modNAGA), AMT-190 demonstrated the most robust and sustained increases in GLA activity.

AMT-180 for Hemophilia A

In June 2020, we announced that we plan to de-prioritize our research program of AMT-180 for patients with hemophilia A, as part of our effort to focus on those gene therapy programs that have the greatest potential to improve patients’ lives and generate long-term value for shareholders.

COVID-19 measures

In December 2019, COVID-19, a novel coronavirus disease, was reported and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

Starting March 2020, we implemented measures to address the impact of COVID-19 on our business. We mandated a work-from-home policy for all non-essential employees at our Amsterdam and Lexington facilities when the pandemic began. We supported our employees in setting up a healthy and efficient remote working environment. In conjunction with implementing this policy, we accelerated the roll-out of a number of information technology security measures such as dual factor authentication, to address the increased risks that we might be exposed to in conjunction with our employees working remotely. In addition, we conducted awareness training around cybersecurity for critical functions involved in making payments to vendors such as finance and supply chain. We continue to monitor local government rules and recommendations.

We conduct frequent status video-meetings of local management at our two sites as well as leadership-team video meetings to implement these measures and to monitor the evolving situation. In addition, we inform our employees through periodic newsletters and have organized virtual local and global townhalls to share information and provide direction and support to our employees.

We started to reopen the Amsterdam and Lexington facilities in phases, in line with the reopening plans that are prescribed by the local government. Starting June 1, 2020, we encouraged our Amsterdam employees to work a minimum of two days per week from the office and approximately 50% of local staff was working on site since then. As of September 29, 2020, we reinstated the mandatory work-from-home policy that was initiated in March in Amsterdam to align with the updated Dutch government’s measures. Employees based in Amsterdam who cannot perform their duties outside of our Amsterdam facility will continue to work at our Amsterdam facility. We adapted to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and wellbeing of our employees under the current circumstances. All other employees in Amsterdam will work from home.

As a biopharma research and development company, we are deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020 and we are therefore maintaining our manufacturing operations at our Lexington site. Our employees that cannot perform their duties outside of our Lexington facility continue to work at our Lexington facility. Other employees have returned to our Lexington facility on a limited basis, and all employees are encouraged to work from home to the extent possible. To ensure adequate social distancing in our Lexington facility, our COVID-19 protocols currently limit occupancy to numbers below those allowed by the Massachusetts COVID-19 guidelines. Our occupancy at the Lexington facility has been less than approximately 25% of our permitted occupancy during all phases of the Massachusetts reopening plan.

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

We believe our cash and cash equivalents as of September 30, 2020, will enable us to fund our operating expenses, including our debt repayment obligations, as they become due and capital expenditure requirements into 2022. Upon the receipt of the $450 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024. The closing of the transactions contemplated by the CSL Behring agreement is contingent on the successful completion of reviews under antitrust laws in the United States, Australia, and the United Kingdom, which has not occurred to date. The transactions contemplated by the CSL Behring Agreement are expected to materially impact our profitability and cash flows. We expect to generate positive cash flows in the period of closing and to recognize material revenue related to the CSL Behring Agreement. However, we expect to continue to incur losses and to generate negative cash flows outside the fiscal year in which we close the transactions contemplated by the CSL Behring Agreement. We have no firm sources of additional funding. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. Similar to the other risk factors pertinent to our business, COVID-19 might unfavorably impact our ability to generate such additional funding.

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

Organization

On August 26, 2020, we announced the appointment of Ricardo Dolmetsch, Ph.D. as President, Research and Development, effective September 14, 2020. Dr. Dolmetsch succeeded Sander van Deventer, M.D., Ph.D., our former Executive Vice President, Research and Product Development. At the same time we announced that Robert Gut, M.D., Ph.D., will transition from his role as Chief Medical Officer on October 14, 2020, and we plan for Dr. Gut to continue to serve on our Board of Directors by nominating him to serve as a non-executive director.

On June 17, 2020, our shareholders voted to approve the appointment of Leonard E. Post, Ph.D. as a non-executive director of the Board of Directors. Dr. Post replaced Dr. David Schaffer, whose term as a non-executive director of the Board of Directors ended on the same date.

Intellectual Property

On January 4, 2020, a petition seeking Inter Partes Review of U.S. Patent No. 9,249,405 (the “’405 Patent”) was filed by Pfizer, Inc. The petition sought to invalidate claims 6 and 9-15 of the ‘405 Patent. On April 17, 2020, we filed our preliminary response to the petition, disclaiming claims 6 and 9-13 of the ‘405 patent and otherwise requesting the denial of the petition. On July 13, 2020, the United States Patent and Trademark Office issued its decision to institute the Inter Partes Review. On October 13, 2020, we filed a motion to amend the patent claims at issue in the proceeding. We expect that Pfizer will file a response to our motion in January 2021 pursuant to the current schedule for the proceeding.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Total revenues	$1,789	$1,046	$3,428	$4,656
Research and development expenses	(36,302)	(23,554)	(90,716)	(68,245)
Selling, general and administrative expenses	(10,789)	(8,929)	(31,372)	(24,866)
Net loss	(53,775)	(23,604)	(124,325)	(82,775)

As of September 30, 2020, and December 31, 2019, we had cash and cash equivalents of $279.5 million and $377.8 million, respectively. We had a net loss of $53.8 million and $124.3 million in the three and nine months ended September 30, 2020, compared to $23.6 million and $82.8 million for the same period in 2019. As of September 30, 2020, and December 31, 2019, we had accumulated deficits of $784.0 million and $659.7 million, respectively. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 in the event of closing of the transactions contemplated by the CSL Behring Agreement.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Build-out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec in the event that the transactions contemplated by the CSL Behring Agreement do not close) that successfully complete clinical trials;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the implementation of ASC 842 Leases, recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments and corporate income taxes related to valuation allowance. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

We believe that the assumptions, judgments and estimates involved in the recognition of License Revenue in accordance with ASC 606, BMS warrants, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842 to be our critical accounting policies.

The preparation of our consolidated financial statements for the three- and nine-month period ended September 30, 2020, required us to analyze the accounting treatment of the CSL Behring Agreement. This analysis required us to exercise judgement regarding the timing and the likelihood of closing the transaction.

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

As of September 30, 2020, we concluded that we have no enforceable right to receive any of CSL License Revenue that we may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under antitrust laws in the United States, Australia and the United Kingdom. Therefore, we determined we will not recognize any revenue in relation to the CSL License Revenue, in accordance with ASC 606.

We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we continued to record a full valuation allowance as of September 30, 2020.

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

Other items, net

Our other income primarily consists of payments to subsidize our research and development efforts as well as income from the subleasing of our Amsterdam facility.

Our other expense primarily consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table presents a comparison of our results of operations for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
	2020	2019	2020 vs 2019

	(in thousands)
Total revenues	$1,789	$1,046	$743
Operating expenses:
Research and development expenses	(36,302)	(23,554)	(12,748)
Selling, general and administrative expenses	(10,789)	(8,929)	(1,860)
Total operating expenses	(47,091)	(32,483)	(14,608)
Other income	1,032	453	579
Other expense	(220)	(342)	122
Loss from operations	(44,490)	(31,326)	(13,164)
Other non-operating items, net	(9,285)	7,722	(17,007)
Net loss	$(53,775)	$(23,604)	$(30,171)

Revenue

Our revenue for the three months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,
	2020	2019	2020 vs 2019

	(in thousands)
License Revenue	$1,776	$842	$934
Collaboration Revenue	13	204	(191)
Total revenues	$1,789	$1,046	$743

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $1.8 million License Revenue in the three months ended September 30, 2020, compared to $0.8 million for the same period in 2019. We recorded lower License Revenue in the three months ended September 30, 2019 as we had adjusted our estimates regarding the preclinical development timelines during the three months ended September 30, 2019.

We recognized $0.0 million Collaboration Revenue in the three months ended September 30, 2020, compared to $0.2 million for the same period in 2019. The decrease in Collaboration Revenue was primarily related to the reduction of activities following the termination of the initial Research Term under the BMS CLA in May 2019.

Research and development expenses

Research and development expenses for the three months ended September 30, 2020 were $36.3 million, compared to $23.6 million for the same period in 2019. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Three months ended September 30,
	2020	2019	2020 vs 2019

	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$5,711	$4,125	$1,586
Huntington's disease (AMT-130)	2,140	1,225	915
Programs in preclinical development and platform related expenses	1,862	777	1,085
Total direct research and development expenses	$9,713	$6,127	$3,586

Employee and contractor-related expenses	11,782	8,654	3,128
Share-based compensation expense	3,912	1,958	1,954
Facility expenses	4,407	4,022	385
Disposables	2,794	1,865	929
Other expenses	3,694	928	2,766
Total other research and development expenses	$26,589	$17,427	$9,162

Total research and development expenses	$36,302	$23,554	$12,748

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the three months ended September 30, 2020 and 2019, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Our expenses related to etranacogene dezaparvovec were largely unaffected by the COVID-19 pandemic as we completed enrollment immediately prior to the lockdowns in those countries in which we enroll patients. We implemented additional measures to minimize any risk, disruption or delay on follow-up visits, and as of September 30, 2020, we completed almost all follow-up visits according to our initial plan.

In addition, we continue to incur costs for the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec.

Huntington disease (AMT-130)

In the three months ended September 30, 2020 and 2019, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial.

Preclinical programs & platform development

In the three months ended September 30, 2020, we incurred $1.9 million of costs primarily related to our preclinical activities primarily associated with product candidates, SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects, compared to costs of $0.8 million in the same period in 2019, which in addition included costs related to our product candidate for Hemophilia A (AMT-180).

Other research & development expenses

●	We incurred $11.8 million in personnel and contractor related expenses in the three months ended September 30, 2020, compared to $8.7 million for the same period in 2019. Our costs during the three months ended September 30, 2020 increased by $3.1 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $3.9 million in share-based compensation expenses in the three months ended September 30, 2020, compared to $1.9 million for the same period in 2019 primarily driven by grants to newly recruited personnel as well as share-based compensation expenses recorded in relation to the termination of one of our executives;
●	We incurred $4.4 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended September 30, 2020, compared to $4.0 million in the same period in 2019; and
●	We incurred $3.0 million of expenses related to license payments that have no alternative future use in the three months ended September 30, 2020, compared to nil for the same period in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 were $10.8 million, compared to $8.9 million for the same period in 2019.

●	We incurred $3.6 million in personnel and contractor related expenses in the three months ended September 30, 2020, compared to $2.5 million in the same period in 2019. The increase in the three months ended September 30, 2020, relates to the recruitment of executives as well as the recruitment of personnel;
●	We incurred $2.5 million in share-based compensation expenses in the three months ended September 30, 2020, compared to $1.9 million in the same period in 2019 primarily driven by newly recruited personnel; and
●	We incurred $2.0 million in professional fees in the three months ended September 30, 2020, compared to $2.2 million in the same period in 2019.

Our selling, general and administrative expenses were largely unaffected by the COVID-19 pandemic.

Other items, net

We recognized $0.5 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2020, compared to $0.1 million for the same period in 2019.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating (expense) / income.

Our other non-operating items, net, for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,
	2020	2019	2020 vs 2019

	(in thousands)
Interest income	$13	$868	$(855)
Interest expense - Hercules long-term debt	(942)	(960)	18
Foreign currency (losses) / gains, net	(8,681)	6,041	(14,722)
Other non-operating gains	325	1,773	(1,448)
Total other non-operating loss, net	$(9,285)	$7,722	$(17,007)

We recognized a net foreign currency loss, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $8.7 million during the three months ended September 30, 2020, compared to a net gain of $6.0 million during the same period in 2019.

In the three months ended September 30, 2020, we recognized income of $0.3 million related to changes in the fair value of the BMS warrants compared to income of $1.8 million related to changes in the fair value of the BMS warrants for the same period in 2019.

Comparison of the nine months ended September 30, 2020 and 2019

The following table presents a comparison of our results of operations for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
	2020	2019	2020 vs 2019
	(in thousands)
Total revenues	$3,428	$4,656	$(1,228)
Operating expenses:
Research and development expenses	(90,716)	(68,245)	(22,471)
Selling, general and administrative expenses	(31,372)	(24,866)	(6,506)
Total operating expenses	(122,088)	(93,111)	(28,977)
Other income	2,558	1,332	1,226
Other expense	(1,059)	(1,038)	(21)
Loss from operations	(117,161)	(88,161)	(29,000)
Non-operating items, net	(7,164)	5,386	(12,550)
Net loss	$(124,325)	$(82,775)	$(41,550)

Revenue

Our revenue for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine months ended September 30,
	2020	2019	2020 vs 2019
	in thousands
License revenue	$3,353	$3,507	$(154)
Collaboration revenue	75	1,149	(1,074)
Total revenues	$3,428	$4,656	$(1,228)

We recognize License Revenue related to upfront payments and target designation fees received from BMS in 2015. We recognized $3.4 million License Revenue in the nine months ended September 30, 2020, compared to $3.5 million for the same period in 2019.

We recognized $0.1 million Collaboration Revenue in the nine months ended September 30, 2020, compared to $1.1 million for the same period in 2019. The decrease in Collaboration Revenue was primarily related to the reduction of activities following the termination of the initial Research Term under the BMS CLA in May 2019.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2020 were $90.7 million, compared to $68.2 million for the same period in 2019. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2020	2019	2020 vs 2019

	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$15,220	$11,795	$3,425
Huntington's disease (AMT-130)	5,295	2,852	2,443
Programs in preclinical development and platform related expenses	4,744	3,212	1,532
Total direct research and development expenses	$25,259	$17,859	$7,400

Employee and contractor-related expenses	31,120	25,141	5,979
Share-based compensation expense	9,201	6,057	3,144
Facility expenses	12,609	10,941	1,668
Disposables	7,705	6,435	1,270
Other expenses	4,822	1,812	3,010
Total other research and development expenses	$65,457	$50,386	$15,071

Total research and development expenses	$90,716	$68,245	$22,471

Direct research and development expenses

Hemophilia B (AMT-060/061)

In the nine months ended September 30, 2020 and 2019, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Our expenses related to etranacogene dezaparvovec were largely unaffected by the COVID-19 pandemic as we completed enrollment immediately prior to the lockdowns in those countries that we enroll patients. We implemented additional measures to minimize any risk, disruption or delay on follow-up visits, and as of September 30, 2020, we completed almost all follow-up visits according to our initial plan.

In addition, we continue to incur costs for the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec.

Huntington disease (AMT-130)

In the nine months ended September 30, 2020 and 2019, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial as well as expenses related to the procedures of the first two patients in June 2020.

Preclinical programs & platform development

In the nine months ended September 30, 2020, we incurred $4.7 million of costs primarily related to our preclinical activities associated with product candidates for Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects, compared to costs of $3.2 million in the same period in 2019.

Other research & development expenses

●	We incurred $31.1 million in personnel and contractor related expenses in the nine months ended September 30, 2020, compared to $25.1 million for the same period in 2019. Our costs during the nine months ended September 30, 2020 increased by $6.0 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $9.2 million in share-based compensation expenses in the nine months ended September 30, 2020, compared to $6.1 million for the same period in 2019. Our costs during the nine months ended September 30, 2020, increased by $3.1 million primarily as a result of the recruitment of personnel during the last 12 months as well as share-based compensation expenses recorded in relation to the termination of one of our executives in September 2020;
●	We incurred $12.6 million in operating expenses and depreciation expenses related to our rented facilities in the nine months ended September 30, 2020, compared to $10.9 million in the same period in 2019. Our costs during the nine months ended September 30, 2020 primarily increased as a result of extending and expanding (as from June 2019) the lease of our Lexington facility; and
●	We incurred $3.0 million of expenses related to license payments that have no alternative future use in the nine months ended September 30, 2020, compared to nil for the same period in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $31.4 million, compared to $24.9 million for the same period in 2019.

●	We incurred $9.7 million in personnel and contractor related expenses in the nine months ended September 30, 2020, compared to $7.6 million in the same period in 2019. Our costs during the nine months ended September 30, 2020, increased by $2.1 million primarily as a result of the recruitment of personnel;
●	We incurred $7.2 million in share-based compensation expenses in the nine months ended September 30, 2020, compared to $6.7 million in the same period in 2019; and
●	We incurred $6.2 million in professional fees in the nine months ended September 30, 2020, compared to $5.1 million in the same period in 2019. Our professional fees in the nine months ended September 30, 2020, increased by $1.1 million primarily as we incurred significant professional fees in relation to our licensing transaction with CSL Behring.

Our selling, general and administrative expenses were largely unaffected by the COVID-19 pandemic.

Other items, net

We recognized $1.0 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2020, compared to $0.4 million for the same period in 2019.

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

Our other non-operating items, net, for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
	2020	2019	2020 vs 2019
	(in thousands)
Interest income	$916	$2,038	$(1,122)
Interest expense	(2,887)	(2,854)	(33)
Foreign currency (losses) / gains, net	(7,724)	7,063	(14,787)
Other non-operating gains / (losses), net	2,531	(861)	3,392
Total non-operating income / (loss), net	$(7,164)	$5,386	$(12,550)

We recognized a net foreign currency loss, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $7.7 million during the nine months ended September 30, 2020, compared to a net gain of $7.1 million during the same period in 2019.

In the nine months ended September 30, 2020, we recognized income of $2.5 million related to changes in the fair value of the Hercules and BMS warrants compared to a loss of $0.9 million for the same period in 2019. Changes in the fair value of the Hercules and BMS warrants are primarily impacted by changes in our share price, whereby a decrease in share price generally results in a decrease of the fair value.

Financial Position, Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $282.2 million. We currently expect that our cash and cash equivalents will be sufficient to fund operations into 2022. Upon the receipt of the $450 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024. The table below summarizes our consolidated cash flow data for the nine months ended September 30, 2020, and 2019.

	Nine months ended September 30,
	2020	2019

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$380,726	$237,342
Net cash used in operating activities	(97,653)	(72,677)
Net cash used in investing activities	(6,789)	(4,684)
Net cash generated from financing activities	3,688	247,511
Foreign exchange impact	2,235	(1,415)
Cash, cash equivalents and restricted cash at the end of period	$282,207	$406,077

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $53.8 million and $124.3 million during the three and nine months ended September 30, 2020, compared to a net loss of $23.6 million and $82.8 million during the same periods in 2019. As of September 30, 2020, we had an accumulated deficit of $784.0 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through September 30, 2020, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

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

The 2018 Amended Facility extended the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. As of September 30, 2020, $35 million was outstanding under the 2018 Amended Facility (December 31, 2019: $35 million). We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% of the $35,000,000 loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

The $450 million upfront payment we expect to receive on the closing of the CSL Behring Agreement is expected to fund operations into the second half of 2024. The closing of the transaction is expected to materially impact our profitability and cash flows. We expect to generate positive cash flows in the period of closing and to recognize material revenue related to the CSL Behring Agreement. However, we expect to continue to incur losses and to generate negative cash flows outside the fiscal year in which we close the transaction. We have no firm sources of additional funding. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements.

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

Net Cash used in operating activities

Net cash used in operating activities was $97.7 million for the nine months ended September 30, 2020, and consisted of a net loss of $124.3 million adjusted for non-cash items, including depreciation and amortization expense of $8.4 million, share-based compensation expense of $16.5 million, fair value gains on derivative financial instruments of $2.5 million, unrealized foreign exchange losses of $7.8 million, and a decrease in unamortized deferred revenue of $2.1 million. Net cash used in operating activities also included changes in operating assets and liabilities of $1.3 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses, and other current assets and receivables of $1.2 million and a net decrease in accounts payable, accrued expenses, other liabilities and operating leases of $0.1 million.

Net cash used in operating activities was $72.7 million for the nine months ended September 30, 2019, and consisted of a net loss of $82.8 million adjusted for non-cash items, including depreciation and amortization expense of $4.9 million, share-based compensation expense of $12.8 million, fair value losses on derivative financial instruments of $0.9 million, unrealized foreign exchange gain of $6.7 million, and a decrease in unamortized deferred revenue of $3.4 million. Net cash used in operating activities also included changes in operating assets and liabilities of $1.6 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses, and other current assets of $2.9 million and a net increase in accounts payable, accrued expenses, other liabilities and operating leases of $4.5 million primarily related to our etranacogene dezaparvovec and AMT-130 trials.

Net cash used in investing activities

In the nine months ended September 30, 2020, we used $6.8 million in our investing activities compared to $4.7 million for the same period in 2019.

	Nine months ended September 30,
	2020	2019

	(in thousands)
Build out of Lexington site	$(1,065)	$(2,754)
Build out of Amsterdam site	(3,410)	(934)
Acquisition of licenses, patents and other rights	(2,314)	(996)
Total investments	$(6,789)	$(4,684)

Net cash generated from financing activities

During the nine months ended September 30, 2020, we received $3.7 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $4.0 million for the same period in 2019.

We received net proceeds of $243.0 million associated with our follow-on public offering in September 2019.

Funding requirements

We believe our cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses including our debt repayment obligations as they become due and capital expenditure requirements into 2022. The $450 million upfront payment we expect to receive on the closing of the CSL Behring Agreement would provide us with additional funding into the second half of 2024. Our future capital requirements will depend on many factors, including but not limited to:

●	the closing of the transaction contemplated by the CSL Behring Agreement as well as achieving the milestones and royalties as defined therein;
●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the scope, timing, results and costs of our current and planned clinical trials, including those for etranacogene dezaparvovec in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which will contractually start in January 2022 and will run through June 2023, and the back-end fee due thereunder;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated in preparing for the Biologics License Application (“BLA”) submission of etranacogene dezaparvovec, including process validation, inspection readiness and other regulatory expenses in the event that our collaboration and license agreement with CSL Behring does not close.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of September 30, 2020, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 2
	year	and 2 years	and 5 years	Over 5 years	Total

	(in thousands)
Debt obligations (including $8.2 million interest payments)	$3,141	$19,535	$20,520	$—	$43,196
Operating lease obligations	5,648	5,597	18,238	30,168	59,651
Total	$8,789	$25,132	$38,758	$30,168	$102,847

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2020, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on such evaluation, our CEO has concluded that as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the third quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

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

The closing of the transaction contemplated by the CSL Behring Agreement is contingent on completion of the successful reviews under antitrust laws in the United States, Australia, and the United Kingdom, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We cannot make any assurances that the transaction will be closed at all, or that, as part of the regulatory review process, that additional conditions or terms may be required.

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

To the extent that the market price of our ordinary shares reflects positive market assumptions that the transaction will close or that the transaction is advantageous to us, the price of such shares may decline if the transaction does not close for any reason or in a timely manner.

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

A small number of patients have experienced serious adverse events during our clinical trials of either AMT-060 (our first-generation hemophilia B gene therapy) or etranacogene dezaparvovec. In each instance of a serious adverse event, whether or not attributed to one of our product candidates, the issues resolved without delay in the respective clinical trial. However, adverse events in our clinical trials or those conducted by other parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in delay, a hold or termination of our clinical trials, increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.

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

We had a net loss of $124.3 million in the nine months ended September 30, 2020, $124.2 million in the full year 2019 and $83.3 million in the full year 2018. As of September 30, 2020, we had an accumulated deficit of $784.0 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, through upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 in the event of the closing of the transactions contemplated by the CSL Behring Agreement.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130, our Huntington’s disease gene therapy program;
●	Build-out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec in the event that the transactions contemplated by the CSL Behring Agreement do not close) that successfully complete clinical trials;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

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

As of September 30, 2020, we had $35.0 million of outstanding principal of borrowings under the 2018 Amended Facility, which we are required to repay in monthly principal installments from January 2022 through June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through October 22, 2020, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on October 22, 2020, was $41.26 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 45.5% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at September 30, 2020. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

EXHIBIT INDEX

10.1*    Separation agreement, executed August 25, 2020, by and between uniQure biopharma B.V. and Sander van Deventer

10.2*     Separation agreement, executed August 25, 2020, by and between uniQure Inc. and Robert Gut

103* Employment agreement, executed September 14, 2020, by and between uniQure Inc. and Ricardo Dolmetsch

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 27, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*      The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 27, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Dated October 27, 2020