Form 10-K
period 2020-12-31
uniQure N.V.
filed 2021-03-01
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes ☐ No ⌧

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2020 was $2,002.7 million, based on the closing price reported as of June 30, 2020 on the NASDAQ Global Select Market.

As of February 25, 2021, the registrant had 44,993,987 ordinary shares, par value €0.05, outstanding.

The documents incorporated by reference are as follows:

Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2021 and to be delivered to shareholders in connection with the 2021 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, which include, but are not limited to, statements related to the COVID-19 coronavirus pandemic, our collaboration and license agreement with CSL Behring LLC and the timing of the completion of the transactions contemplated thereby, our beliefs about our competitive advantage and the capabilities of our manufacturing facility, our cash runway,  the advancement of our clinical trials, our intellectual property portfolio, and the impact of regulatory actions on our regulatory submission timelines, may be found in Part I, Item 1 “Business,” Part 1, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

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

Summary Risk Factors

An investment in our ordinary shares involves significant risks. You should carefully consider the information set forth under “Risk Factors” before deciding to invest in our ordinary shares. The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We and CSL Behring may be unable to close the transaction contemplated by the CSL Behring Agreement, and any delay in closing the transaction could diminish the anticipated benefits of the transaction or result in increased costs. Failure to close the transaction could adversely impact the market price of our ordinary shares as well as our business and operating results, cash flows and results of operations.
●	We may encounter substantial delays in, and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates, and our clinical trials for AMT-061 are currently on clinical hold and could remain on clinical hold indefinitely.
●	Our business and operations have been, and may continue to be, materially and adversely affected by the ongoing COVID-19 pandemic.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	Our resources might be adversely affected if we are unable to meet our product development and supply needs and obligations, including our ability to complete the validation of our existing manufacturing processes as well as to develop larger scale manufacturing processes, which could adversely affect our ability to sufficiently meet our future production needs or regulatory filing timelines.
●	Our resources might be adversely affected if we are unable to meet our product supply needs and obligations.
●	We cannot predict when or if we will obtain marketing approval to commercialize a product candidate.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
●	Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.

●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

Part I

Unless the context requires otherwise, references in this report to “uniQure,” “Company,” “we,” “us” and “our” and similar designations refer to uniQure N.V. and our subsidiaries.

Item 1.  Business.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which we intend to license to CSL Behring pursuant to the CSL Behring Agreement (as defined below), and Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Key events

CSL Behring commercialization and license agreement

On June 24, 2020, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (as amended, the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, our investigational gene therapy for patients with hemophilia B (the “Product”).

Under the terms of the CSL Behring Agreement, we will receive a $450.0 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring agreement also provides that we will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

Pursuant to the CSL Behring Agreement, we will be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Concurrently with the execution of the CSL Behring Agreement, we and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price. Clinical development and regulatory activities performed by us pursuant to the CSL Behring Agreement will be reimbursed by CSL Behring. CSL Behring will be responsible for global regulatory submissions and commercialization requirements for the Product.

Other than under the CSL Behring Agreement, neither we nor CSL Behring may perform any clinical trials, with the exception of trials required to extend the label or gain marketing authorization outside the United States or the European Union, for any gene therapy product, gene-editing product, or any other product comprising an AAV vector to conduct nucleotide transfer (including deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”)) for the treatment, prevention, or cure of hemophilia B for a period commencing on June 24, 2020 and continuing for a period of four years following the first commercial sale of the Product in the United States, and neither we nor CSL Behring may commercialize such a product for a period commencing as of June 24, 2020 and continuing for a period of seven years following the first commercial sale of the Product in the United States. This exclusivity commitment would not bind an acquirer of us that owns or controls such a product so long as certain precautions are followed to ensure that CSL Behring’s confidential information and our proprietary technology related to the Product are not used or accessed by personnel of such acquirer who are developing or commercializing such competing product.

Unless earlier terminated as described below, the CSL Behring Agreement will continue on a country-by-country basis until expiration of the royalty term in a country. The royalty term expires in a country on the later of (a) 15 years after the first commercial sale of the Product in such country, (b) expiration of regulatory exclusivity for the Product in such country and (c) expiration of all valid claims of specific licensed patents covering the Product in such country. Either we or CSL Behring may terminate the CSL Behring Agreement for the other party’s material breach if such breach is not cured within a specified cure period. In addition, if CSL Behring fails to commercialize the Product in any of a group of major countries for an extended period of time following the first regulatory approval of the Product in any of such group of countries (other than due to certain specified reasons) and such failure has not been cured within a specified cure period, then we may terminate the CSL Behring Agreement. CSL Behring may also terminate the CSL Behring Agreement for convenience.

The effectiveness of the transactions contemplated by the CSL Behring Agreement is contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom, and certain provisions of the CSL Behring Agreement will not become effective until after we receive all such regulatory approvals.

On November 11, 2020, the Australian Competition and Consumer Commission (“ACCC”) determined, pursuant to section 50 of the Competition and Consumer Act 2010 of Australia, that it will not intervene in the CSL Behring Agreement. Thus, the ACCC has completed its review of the CSL Behring Agreement, and the transactions contemplated by the CSL Behring Agreement may close from the perspective of the Australian competition authority.

On November 24, 2020, the Competition and Markets Authority in the United Kingdom (the “CMA”) adopted a decision not to refer the CSL Behring Agreement for proceedings under section 33 of the Enterprise Act 2002 of the United Kingdom. The decision was made public by the CMA on January 6, 2021. Thus, the CMA has completed its review of the CSL Behring Agreement, and the transactions contemplated by the CSL Behring Agreement may close from the perspective of the United Kingdom competition authority.

On December 3, 2020, we and CSL Behring filed a premerger notification and report form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On January 4, 2021, the United States Federal Trade Commission (“FTC”) issued to us a request for additional information and documentary material (a “Second Request”) under the HSR Act. The FTC similarly issued a Second Request to CSL Behring also with respect to the antitrust review of the CSL Behring Agreement. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until 30 days after all parties to the CSL Behring Agreement have substantially complied with the requests unless the waiting period is terminated earlier by the FTC or voluntarily extended by the parties. We do not believe that the FTC will determine that the consummation of the transaction will result in a violation of the HSR Act. However, there can be no assurance as to the outcome of the Second Request.

Closing of the transaction is expected to materially impact our profitability and cash flows. Receipt of the $450.0 million payment due on closing would extend the funding of our operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules Capital Inc. (“Hercules”) under our term loan facility by 2023). However, we expect to continue to incur losses and to generate negative cash flows beyond the fiscal year in which we would close the transaction.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an Adeno-associated virus (“AAV”) serotype 5 (together “AAV-5”) vector incorporating the functional human Factor IX (“FIX”) Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B.

In August 2018, we initiated a Phase IIb dose-confirmation study of etranacogene dezaparvovec and in September 2018, we completed the dosing for that study. In February, May, July, and December 2019, and in December 2020, we presented updated data from the Phase IIb dose-confirmation study of etranacogene dezaparvovec. The most recent data that we announced from the Phase IIb study of etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec. Mean FIX activity was 44.2% of normal two years after administration, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 44.7% of normal, the second patient was 51.6% of normal and the third patient was 36.3% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. At two years after dosing, two of the three participants remain free from bleeds and use of FIX replacement therapy. A single bleed has been reported in one participant, who has used a total of two FIX infusions (excluding surgery). All patients have remained free of prophylaxis in the two years since receiving etranacogene dezaparvovec.

In June 2018, we initiated the six-month lead-in period of our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec (the “HOPE-B trial”). The HOPE-B trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec. After the six-month lead-in period, patients received a single intravenous administration of etranacogene dezaparvovec. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial based on their titers.

The primary endpoints of the study are based on the FIX activity level achieved following the administration of etranacogene dezaparvovec after 26 weeks and 52 weeks after dosing as well as annualized bleed rates during the 52 weeks after dosing.

In March 2020, we completed dosing of the 54 patients in the HOPE-B trial. The targeted number of patients to be dosed per the clinical trial protocol was 50. As set forth below, we have implemented and continue to implement various measures to allow us to closely monitor the trial within the guidance provided by the U.S. Food and Drug Administration (“FDA”) regarding the impact of the COVID-19 coronavirus pandemic (“COVID-19”) to minimize any risk or disruption in patient follow-up visits.

In December 2020, we announced top-line data from the HOPE-B trial. The 26-week follow-up date from the trial showed that FIX activity in the 54 patients increased after dosing from ≤ 2% to a mean of 37.2% at 26 weeks, meeting a first primary endpoint of the HOPE-B trial. No correlation between pre-existing neutralizing antibodies and FIX activity was found in patients with neutralizing antibody titers up to 678.2, a range expected to include more than 95% of the general population; one patient with a neutralizing antibody titer of 3,212.3 did not show an increase in FIX activity. Less than 1% of the general population is expected to have neutralizing antibody titers of greater than 3,000.

During the 26-week period after dosing, 15 patients (28%) reported a total of 21 bleeding events, representing a reduction of 83% compared to the 123 bleeding events reported by 38 patients (70%) during the observational lead-in phase of the trial. Total bleeds include any bleeding event reported after the treatment of etranacogene dezaparvovec, including spontaneous, traumatic, and those associated with unrelated medical procedures, whether or not FIX treatment was required. Of the total bleeding events reported during the 26-week period after dosing, only three were classified as spontaneous bleeds requiring treatment, representing a reduction of 92% compared to the 37 such bleeding events reported during the observational lead-in phase. Mean annualized usage of FIX replacement therapy, a secondary endpoint in the clinical trial, declined by 96% during the 26-week period after dosing compared to the observational lead-in phase. Etranacogene dezaparvovec was generally well-tolerated. As of the November 2020 cut-off date, most adverse events were classified as mild (81.5%). The most common events included transaminase elevation treated with steroids per protocol (9 patients; 17%), infusion-related reactions (7 patients; 13%), headache (7 patients; 13%) and influenza-like symptoms (7 patients; 13%). Liver enzyme elevations resolved with a tapering course of corticosteroids and FIX activity remained in the mild range in the steroid treated patients. No relationship between safety and neutralizing antibody titers was observed. Based on interactions with the FDA and the European Medicines Agency (“EMA”), we plan to incorporate FIX activity and bleeding rates at 52 weeks as additional co-primary endpoints in the study.

On December 21, 2020, our clinical trials of etranacogene dezaparvovec, including our HOPE-B trial, were placed on clinical hold by the FDA. The clinical hold was initiated following the submission of a safety report in mid-December relating to a possibly related serious adverse event associated with a preliminary diagnosis of hepatocellular carcinoma (“HCC”), a form of liver cancer, in one patient in the HOPE-B trial that was treated with etranacogene dezaparvovec in October 2019. The patient has multiple risk factors associated with HCC, including a twenty-five-year history of hepatitis C (“HCV”), hepatitis B virus (“HBV”), evidence of non-alcoholic fatty liver disease and advanced age. Chronic infections with hepatitis B and C have been associated with approximately 80% of HCC cases.

The liver lesion was detected during a routine abdominal ultrasound conducted as part of the required study assessments in patients at one-year post dosing. A surgical resection of the lesion has occurred, and an analysis of the tissue samples was initiated in early 2021. On February 19, 2021, we reported initial results from this analysis to the FDA in accordance with pharmacovigilance requirements. We are gathering final data from these molecular analyses and will be preparing a detailed response to the FDA’s clinical hold questions regarding this event. Currently, we do not have adequate data to determine a possible causal relationship, especially in the context of the other known risk factors. We currently do not anticipate any impact on our regulatory submission timelines, including the filing of a BLA.

No other cases of HCC have been reported in our clinical trials conducted in more than 67 patients in hemophilia B, with some patients dosed more than 5 years ago.

Etranacogene dezaparvovec has been granted Breakthrough Therapy Designation by the FDA and access to the current priority medicines (“PRIME”) initiative by the EMA.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying an miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. AMT-130 has received orphan drug and Fast Track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

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

On September 25, 2020, we announced that the independent Data Safety Monitoring Board (“DSMB”) overseeing the Phase I/II clinical trial of AMT-130 for the treatment of Huntington’s disease had met and reviewed 90-day safety data from the first two patients enrolled in the trial. No significant safety concerns were noted to prevent further dosing.

On October 13, 2020, we announced the completion of the third and fourth patient procedures in the Phase I/II clinical trial.

On February 8, 2021, we announced that the DSMB had met and reviewed the six-month safety data from the first two enrolled patients and the 90-day safety data from the next two enrolled patients in the study. No significant safety concerns were noted to prevent further dosing, and the final six patients in the first cohort are now cleared for enrollment.

BMS collaboration

We and Bristol-Myers Squibb (“BMS”) entered into a collaboration and license agreement in May 2015 (“BMS CLA”). BMS had initially designated four Collaboration Targets in 2015 and in accordance with the terms of the BMS CLA could have designated a fifth to tenth Collaboration Target.

In February 2019, BMS requested a one-year extension of the initial research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the initial research term. Accordingly, the initial four-year research term under the collaboration terminated on May 21, 2019.

On December 1, 2020, we and BMS amended the BMS CLA (“amended BMS CLA”). Following the amendment BMS is no longer entitled to designate a fifth to tenth Collaboration Target and as such we are no longer entitled to receive an aggregate $16.5 million in target designation payments for research, development, and regulatory milestone payments related to the fifth and tenth Collaboration Targets. For a period of one-year from the effective date of the amended BMS CLA, BMS may replace up to two of the four active Collaboration Targets with two new targets in the field of cardiovascular disease. We continue to be entitled to receive up to $217.0 million for each of the four Collaboration Targets if defined milestones are achieved, as well as royalties on net sales associated with any Collaboration Target. On December 17, 2020, BMS designated one of the four Collaboration Targets as a candidate to advance into IND-enabling studies entitling us to receive a $4.4 million research milestone payment. We recorded the $4.4 million as License Revenue in the twelve-month period ended December 31, 2020.

The amended BMS CLA does not extend the initial research term. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) either (A) three years after the last replacement target has been designated by BMS during the one-year replacement period following the amended BMS CLA effective date or (B) three years if no replacement targets are designated during this one-year period and BMS continues to reimburse us for these services.

For as long as any of the four Collaboration Targets are being advanced, BMS may place a purchase order to be supplied with research, clinical and commercial supplies. Subject to the terms of the amended BMS CLA, BMS has the right to terminate the research, clinical and commercial supply relationships, and has certain remedies for failures of supply, up to and including technology transfer for any such failure that otherwise cannot be reasonably resolved. Both we and BMS may agree to a technology transfer of manufacturing capabilities pursuant to the terms of the amended BMS CLA.

We have agreed to certain restrictions on our ability to work independently of the collaboration, either directly or indirectly through any affiliate or third party, on certain programs that would be competitive with a Collaboration Target. We have agreed to indication exclusivity for the current four Collaboration Targets. BMS may add or change the exclusive indications in the process of replacing Collaboration Targets as described above. We can opt out of the indication exclusivity by giving up certain economic rights under the amended BMS CLA for each such indication that is affected by us opting out. If we opt out of an exclusive indication, we could pursue other targets for such indication other than a Collaboration Target.

The amended BMS CLA also terminated two warrants to increase BMS ownership in the Company up to 19.9% through purchasing a specific number of our ordinary shares following the designation of a seventh, and a tenth Collaboration Target, respectively. We and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to the earlier of (i) December 1, 2026 and (ii) BMS’ delivery of a target cessation notice for all four Collaboration Targets, uniQure (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds. We have not consummated any change of control transaction as of December 31, 2020 that would obligate us to make a payment to BMS.

The amended BMS CLA did not change any of the provisions of the Investor Agreement with BMS that we entered into in 2015. We have granted BMS certain registration rights that allow BMS to require us to register our securities beneficially held by BMS under the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”). BMS may make up to two such demands for us to register the shares, provided that we may deny such demand if (i) the market value of the shares to be registered is less than $10.0 million (provided however, if BMS holds less than $10.0 million worth of our shares, we must comply with their demand for registration), (ii) we certify to BMS that we plan to effect a registration within 120 days of their demand or we are engaged in a transaction that would be required to be disclosed in a registration statement and that is not reasonably practicable to be disclosed at that time, or (iii) we have already effected one registration statement within the twelve months preceding BMS’s demand for registration. In addition, independent of their demand registration rights, upon the occurrence of certain events, we must also provide BMS the opportunity to include their ordinary shares in any registration statement that we effect.

We also continue to grant BMS certain information rights under the Investor Agreement, although these requirements may be satisfied by our public filings required by U.S. securities laws.

BMS also continues to be subject to a lock up pursuant to the Investor Agreement for as long as BMS holds more than 4.9% of our ordinary shares (as of December 31, 2020 BMS holds 5.3%). Without our prior consent, BMS may not sell or dispose any of its current ordinary shares.

The Investor Agreement also continues to require BMS to vote all of our ordinary shares it beneficially holds in favor of all items on the agenda for the relevant general meeting of shareholders of our company as proposed on behalf of our company, unless, in the context of a change of control or similar transaction, BMS has itself made an offer to our company or our board in connection with the transaction that is the subject of the vote, in which case it is free to vote its shares at its discretion. This voting provision will terminate upon the later of the date on which BMS no longer beneficially owns at least 4.9% of our outstanding ordinary shares, the closing of a transaction that provides BMS exclusive and absolute discretion to vote our shares it beneficially holds, or the termination of the amended BMS CLA for breach by us.

Term loan facility

As of December 31, 2020, a $35.0 million term loan was outstanding in accordance with the Second Amended and Restated Loan and Security Agreement (“2018 Amended Facility”) between us and Hercules.

On January 29, 2021 we and Hercules entered into amendments to the 2018 Amended Facility (the “2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to make additional term loans in the maximum aggregate amount of $100.0 million (the “2021 Term Loan”), increasing the aggregate principal amount of the term loan facility from $35.0 million to up to $135.0 million. On January 29, 2021 we drew down $35.0 million of the 2021 Term Loan. We may draw down the remaining $65.0 million under the 2021 Term Loan in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the 2021 Term Loan bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under the 2021 Term Loan is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the 2021 Term Loan may not be prepaid until six-months after the Closing Date, following which we may prepay all such advances without charge.

In addition to the 2021 Term Loan, the amendment also extends the interest only payment period of the previously funded $35.0 million term loan from January 1, 2022 to June l, 2023.

COVID-19 measures

The coronavirus disease (“COVID-19) caused by the severe acute respiratory syndrome coronavirus 2 (“Sars-CoV 2 virus) was characterized as a pandemic by the World Health Organization (“WHO”) on March 11, 2020. During late 2020 various, potentially more infectious, variants of the Sars-CoV 2 virus causing COVID-19 were identified.

Starting March 2020, we implemented measures to address the impact of COVID-19 on our business. We mandated a work-from-home policy for all non-essential employees at our Amsterdam and Lexington facilities when the pandemic began. We implemented a series of protocols governing the operations of our Lexington facility to comply with the requirements of the various orders and guidance from the Commonwealth of Massachusetts and other related orders, guidance, laws, and regulations. We supported our employees in setting up a healthy and efficient remote working environment. In conjunction with implementing this policy, we accelerated the roll-out of several information technology security measures, such as dual factor authentication, to address the increased risks to which we might be exposed as a result of remote working conditions. In addition, we conducted awareness training around cybersecurity for critical functions involved in making payments to vendors such as finance and supply chain. We continue to monitor local government rules and recommendations and office protocols will be aligned with these rules and recommendations.

We conduct frequent status video-meetings of local management at our two sites as well as leadership-team video meetings to implement these measures and to monitor the evolving situation. In addition, we inform our employees through periodic newsletters and have organized virtual local and global townhalls to share information and provide direction and support to our employees.

We started to reopen the Amsterdam and Lexington facilities in phases, in line with the reopening plans that are prescribed by the local government. Between June 1, 2020 until September 29, 2020, we encouraged our Amsterdam employees to work a minimum of two days per week from the office, and approximately 50% of local staff worked on site during that period. As of September 29, 2020, we reinstated the mandatory work-from-home policy that was initiated in March in Amsterdam to align with the updated Dutch government’s measures. Employees based in Amsterdam who cannot perform their duties outside of our Amsterdam facility will continue to work at our Amsterdam facility. We adapted to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and wellbeing of our employees under the current circumstances. All other employees in Amsterdam will work from home through at least the end of August 2021, partly in conjunction with the ongoing expansion of our laboratory space.

As a biopharma research and development company, we were deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020 and we therefore have maintained our manufacturing operations at our Lexington site. To ensure adequate social distancing in our Lexington facility, our COVID-19 protocols generally have limited occupancy to numbers below those allowed by the Massachusetts COVID-19 guidelines. In our Lexington facility, we currently have implemented an occupancy limitation of approximately 25%. Our employees that cannot perform their duties outside of our Lexington facility continue to work at our Lexington facility. All other employees are required to work remotely to the extent possible through at least the end of the second quarter of 2021. Our actual occupancy at the Lexington facility has been less than approximately 25% of our permitted occupancy during all phases of the Massachusetts reopening plan. We have also implemented a mandatory COVID-19 PCR testing protocol effective February 11, 2021 that requires employees to have tested negative for COVID-19 prior to entering the Lexington facility.

We have adapted our ongoing clinical research activities based on the directions and flexibility provided by the “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic” issued on March 18, 2020 and updated throughout the pandemic to minimize any risk, disruption, or delay in either patient dosing or follow-up visits. These procedures occurred after a postponement that resulted from the COVID-19 pandemic and the associated states of emergency declarations in the United States.

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

Organization

On September 14, 2020, we appointed Ricardo Dolmetsch, Ph.D. as President, Research and Development. Dr. Dolmetsch succeeded Sander van Deventer, M.D., Ph.D., our former Executive Vice President, Research and Product Development. On October 14, 2020, our Chief Medical Officer, Robert Gut, M.D., Ph.D., resigned to allow him to return as a non-executive director on our Board of Directors. Dr. Gut was appointed to our Board of Directors as a non-executive director at an extraordinary meeting of shareholders on December 1, 2020.

On June 17, 2020, our shareholders voted to approve the appointment of Leonard E. Post, Ph.D. as a non-executive director of the Board of Directors. Dr. Post replaced Dr. David Schaffer, whose term as a non-executive director of the Board of Directors ended on the same date. Dr. Post has also assumed the role of chair of our Research & Development Committee of the Board of Directors.

Our Mission and Strategy

Our mission is to build an industry-leading, fully integrated, and global company that leverages its validated technology and manufacturing platform to deliver transformative gene therapy products to patients with serious unmet medical needs.

Our strategy to achieve this mission is to:

Advance the development of etranacogene dezaparvovec (AMT-061), a potentially best-in-class treatment of hemophilia B. Etranacogene dezaparvovec combines the potential advantages of AAV5 with an enhanced Padua-FIX transgene, and may provide optimized clinical and tolerability benefits to all, or nearly all patients with hemophilia B. In March 2020, we completed dosing of 54 patients in our Phase III HOPE-B pivotal study.

Maintain our leadership position in commercial-scale AAV manufacturing. We have established cGMP, commercial-scale manufacturing capabilities for AAV-based gene therapies in our state-of-the-art Lexington, Massachusetts facility. We believe the modularity of our platform provides us with distinct advantages, including the potential for reduced development risk and faster times to market.

Build a pipeline of gene therapy programs focused on rare and orphan diseases targeting liver-directed and central-nervous system (“CNS”) diseases. Beyond our lead clinical program for hemophilia B and our Huntington’s disease program, we have a pipeline of additional AAV-based gene therapy programs in various stages of preclinical development. We are leveraging our leading technology platform, which includes novel vectors, promoters, and manufacturing capabilities, to develop gene therapies primarily focused on rare, monogenic liver-directed, and CNS disorders as well as cardiovascular diseases.

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

Invest in next-generation technologies with the goal of enhancing safety, improving efficacy, and expanding the applicability of gene therapy to patients. We are developing proprietary technologies that have the potential to augment the safety and efficacy of our product candidates and broaden the applicability of our gene therapies to a wider range of diseases and patients. These technologies include (i) miQURE, our one-time administered gene silencing platform, (ii) tailored vectors, promoters, and other enhancers; (iii) optimized delivery and administration techniques; and (iv) novel transgenes. These technologies are developed both in-house by our experienced research team in Amsterdam, the Netherlands, as well as via collaborations with third parties.

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

Liver-directed diseases

Hemophilia B (etranacogene dezaparvovec)

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

CSL Behring collaboration

On June 24, 2020, we entered into the CSL Behring Agreement pursuant to which CSL Behring would receive exclusive global rights to etranacogene dezaparvovec. Pursuant to the CSL Behring Agreement, we would be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of etranacogene dezaparvovec until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Concurrently with the execution of the CSL Behring Agreement we and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, we would supply etranacogene dezaparvovec to CSL Behring at an agreed-upon price. Clinical development and regulatory activities performed by us pursuant to the CSL Behring Agreement would be reimbursed by CSL Behring. CSL Behring would be responsible for global regulatory submissions and commercialization requirements for etranacogene dezaparvovec. The CSL Behring Agreement continues to be subject to antitrust review in the U.S. and as such is not yet effective.

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

Our goal for etranacogene dezaparvovec is to develop a gene therapy with the following profile:

-	long-term safety, including a favorable immunogenicity profile;
-	predictable, sustained and potentially curative increases in FIX activity;
-	significant reductions in both bleeding rates and the need for FIX replacement therapy; and
-	broad patient eligibility, including the potential to treat all or nearly all patients with hemophilia B.

AAV5-based gene therapies have been used in a multitude of clinical trials, including five clinical trials conducted by us in patients with hemophilia B and other disorders. No patient treated in clinical trials with our AAV5-based gene therapies has experienced any confirmed, cytotoxic T-cell-mediated immune response to the capsid. An independent clinical trial has demonstrated that AAV5 has the lowest prevalence of pre-existing neutralizing antibodies compared to other AAV vectors. Data from our clinical, preclinical, and nonclinical studies suggest that all, or nearly all patients may be eligible for treatment with etranacogene dezaparvovec.

The FDA has agreed that etranacogene dezaparvovec will fall under the existing Breakthrough Therapy Designation and IND for AMT-060, and the EMA has also agreed that etranacogene dezaparvovec will fall under the PRIME designation.

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec.

In March 2020, we completed dosing of the 54 patients in the HOPE-B trial. The targeted number of patients to be dosed per the clinical trial protocol was 50. As set forth previously, we have implemented and continue to implement various measures to allow us to closely monitor the trial within the guidance provided by the FDA regarding the impact of the COVID-19 coronavirus pandemic to minimize any risk or disruption in patient follow-up visits. The adult hemophilia B patients, who were classified as severe or moderately severe, were enrolled in a six-month observational period prior to dosing during which time they continued to use their current standard of care to establish a baseline control. After the six-month lead-in period, patients received a single IV-administration of etranacogene dezaparvovec. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial based on their titers. The primary endpoints of the study are based on the FIX activity level achieved following the administration of etranacogene dezaparvovec after 26 weeks and 52 weeks after dosing as well as annualized bleed rates during the 52 weeks after dosing.

In December 2020, we announced top-line data from the HOPE-B trial. The 26-week follow-up date from the trial showed that FIX activity in the 54 patients increased after dosing from ≤ 2% to a mean of 37.2% at 26 weeks, meeting a first primary endpoint of the HOPE-B trial. No correlation between pre-existing neutralizing antibodies and FIX activity was found in patients with neutralizing antibody titers up to 678.2, a range expected to include more than 95% of the general population; one patient with a neutralizing antibody titer of 3,212.3 did not show an increase in FIX activity. Less than 1% of the general population is expected to have neutralizing antibody titers of greater than 3,000.

During the 26-week period after dosing, 15 patients (28%) reported a total of 21 bleeding events, representing a reduction of 83% compared to the 123 bleeding events reported by 38 patients (70%) during the observational lead-in phase of the trial. Total bleeds include any bleeding event reported after the treatment of etranacogene dezaparvovec, including spontaneous, traumatic, and those associated with unrelated medical procedures, whether or not FIX treatment was required. Of the total bleeding events reported during the 26-week period after dosing, only three were classified as spontaneous bleeds requiring treatment, representing a reduction of 92% compared to the 37 such bleeding events reported during the observational lead-in phase. Mean annualized usage of FIX replacement therapy, a secondary endpoint in the clinical trial, declined by 96% during the 26-week period after dosing compared to the observational lead-in phase. Etranacogene dezaparvovec was generally well-tolerated. As of the November 2020 cut-off date, most adverse events were classified as mild (81.5%). The most common events included transaminase elevation treated with steroids per protocol (9 patients; 17%), infusion-related reactions (7 patients; 13%), headache (7 patients; 13%) and influenza-like symptoms (7 patients; 13%). Liver enzyme elevations resolved with a tapering course of corticosteroids and FIX activity remained in the mild range in the steroid treated patients. No relationship between safety and neutralizing antibody titers was observed. Based on interactions with the FDA and the EMA, we plan to incorporate FIX activity and bleeding rates at 52 weeks as additional co-primary endpoints in the study.

On December 21, 2020, our clinical trials of etranacogene dezaparvovec, including our HOPE-B trial were placed on clinical hold by the FDA. The clinical hold was initiated following the submission of a safety report in mid-December relating to a possibly related serious adverse event associated with a preliminary diagnosis of HCC, a form of liver cancer, in one patient in the HOPE-B trial that was treated with etranacogene dezaparvovec in October 2019. The patient has multiple risk factors associated with HCC, including a twenty-five-year history of HCV, HBV, evidence of non-alcoholic fatty liver disease and advanced age. Chronic infections with hepatitis B and C have been associated with approximately 80% of HCC cases.

The liver lesion was detected during a routine abdominal ultrasound conducted as part of the required study assessments in patients at one-year post dosing. A surgical resection of the lesion has occurred, and an analysis of the tissue samples was initiated in early 2021. On February 19, 2021, we reported initial results from this analysis to the FDA in accordance with pharmacovigilance requirements. We are gathering final data from these molecular analyses and will be preparing a detailed response to the FDA’s clinical hold questions regarding this event. Currently, we do not have adequate data to determine a possible causal relationship, especially in the context of the other known risk factors. We currently do not anticipate any impact on our regulatory submission timelines, including the filing of a BLA.

No other cases of HCC have been reported in our clinical trials conducted in more than 67 patients in hemophilia B, with some patients dosed more than 5 years ago.

In September 2018, we completed the dosing of a Phase IIb dose-confirmation study of etranacogene dezaparvovec. The Phase IIb study is an open-label, single-dose, single-arm, multi-center trial being conducted in the United States. The objective of the study was to evaluate the safety and tolerability of etranacogene dezaparvovec and confirm the dose based on FIX activity at six weeks after administration.  Three patients with severe hemophilia were enrolled in this study and received a single intravenous infusion of 2x1013 genome copies per kilogram (“gc/kg”). Patients were evaluated for the presence of pre-existing neutralizing antibodies to AAV5 but were not excluded from the trial on this basis. We have followed the patients for more than two years to assess FIX activity, bleeding rates and usage of FIX replacement therapy, and will monitor the three patients for a total of five years to evaluate the safety of etranacogene dezaparvovec.

In December 2018, the study’s Data Monitoring Committee evaluated initial data from the Phase IIb study and confirmed the dose of 2x1013 gc/kg for the Phase III pivotal trial.

In February, May, July, and December 2019, and in December 2020, we presented updated data from the Phase IIb dose-confirmation study of etranacogene dezaparvovec. The most recent data that we announced in December 2020 from the Phase IIb study of etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec. Mean FIX activity was 44.2% of normal two years after administration, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 44.7% of normal, the second patient was 51.6% of normal and the third patient was 36.3% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. At two years after dosing, two of the three participants remain free from bleeds and use of FIX replacement therapy. A single bleed has been reported in one participant, who has used a total of two FIX infusions (excluding surgery). All patients have remained free of prophylaxis in the two years since receiving etranacogene dezaparvovec.

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

On June 13, 2018, we were granted European Patent 2337849 directed to a FIX polypeptide protein. The opposition period with respect to such patent expired on March 13, 2019, by which time five parties had filed an opposition. On July 25, 2019, we submitted responses to such oppositions with the European Patent Office (“EPO”). Oral proceedings were scheduled for June and July 2020 but were postponed due to COVID-19. New dates for virtual oral proceedings have been set for May 2021. In addition, on May 15, 2019, a divisional European patent application in the FIX-Padua family, EP 3252157, was refused. In September 2019, we filed a notice of appeal with respect to such refusal. We are also pursuing a European divisional patent application that was filed on May 14, 2019. Both in the U.S. and in Europe, we have pending divisional applications still in prosecution phases. The appeal process has been delayed as a result of the COVID-19 pandemic, and we do not currently know when the appeal is likely to be resolved.

On January 4, 2020, a petition seeking Inter Partes Review of U.S. Patent No. 9,249,405 (the “’405 Patent”) was filed by Pfizer, Inc. (the “IPR Proceeding”). The petition sought to invalidate claims 6 and 9-15 of the ‘405 Patent. On April 17, 2020, we filed our preliminary response to the petition, disclaiming claims 6 and 9-13 of the ‘405 patent and otherwise requesting the denial of the petition. On July 13, 2020, the United States Patent and Trademark Office issued its decision to institute the Inter Partes Review. On October 13, 2020, we filed a motion to amend the patent claims at issue in the proceeding. On January 13, 2021, Pfizer filed a brief in opposition to our motion to amend the claims. On February 3, 2021 the Patent Appeals Board of the USPTO (the “PTAB”) provided its preliminary guidance with respect to the proposed amended claims, which stated among other things that the proposed amended claims were not anticipated but were obvious in light of the cited prior art.  On February 16, 2021 and in response to the preliminary guidance, we moved to dismiss our motion to amend the claims before the PTAB and requested an adverse judgement in the IPR Proceeding. As a result, we expect to maintain the currently issued and unchallenged claims of the ‘405 Patent and pursue additional claims based on our proposed amended claims in continuation applications before the USPTO.

Phase I/II Clinical Trial of AMT-060

In the third quarter of 2015, we initiated a Phase I/II clinical trial of AMT-060, our first-generation hemophilia B product candidate, in patients with severe or moderately-severe hemophilia B. AMT-060 consists of an AAV5 vector carrying a codon-optimized, wild-type, human FIX gene cassette licensed from St. Jude Children’s Research Hospital. The study is a five-year, open-label, uncontrolled, single-dose, dose-ascending multi-center trial that includes two cohorts, with the low-dose cohort using a treatment of 5x1012 gc/kg and the second-dose cohort using 2x1013 gc/kg. We enrolled five patients into the low dose cohort in the third quarter of 2015. Another five patients were enrolled into the high dose cohort between March and May 2016.

In December 2020, we presented five-year follow-up data related to this Phase I/II clinical trial. All 10 patients enrolled continue to show long-term clinical benefit, including sustained increases in FIX activity, reduced usage of FIX replacement therapy, and decreased bleeding frequency. At up to five years of follow-up, AMT-060 continues to be well-tolerated, with no new treatment-related adverse events since the last reported data and no development of inhibitors during the study.

All five patients in the second dose cohort of 2x1013 gc/kg (the same dose being studied in the Phase III HOPE-B study of etranacogene dezaparvovec) continue to be free of routine FIX replacement therapy at four-and-a-half years after treatment. Based on the six months of data collected during the fifth year of follow-up, the mean annualized bleeding rate was zero compared to an average of four bleeds during the year prior to treatment, representing a 100% reduction. During this same period, the usage of FIX replacement therapy declined to zero compared to 354,800 IU in the year prior to treatment, representing a 100% reduction. Mean FIX activity over 4.5 years was 7.4% (compared to 7.5% at three and a half years, 7.9% in the third year, 8.4% in the second year and 7.1% in the first year), while in the lower dose cohort, mean FIX activity was 5.2% over 5 years since treatment.

Fabry disease program (AMT-190)

Fabry Disease and Market Background

Fabry disease is a progressive, inherited, multisystemic lysosomal storage disease characterized by specific neurological, cutaneous, renal, cardiovascular, cochleo-vestibular, and cerebrovascular manifestations. Fabry disease is caused by a defect in a gene that encodes for a protein called α-galactosidase A (“GLA”). The GLA protein is an essential enzyme required to breakdown globotriaosylsphingosine (“Gb3”) and lyso-globotriaosylsphingosine (“lyso-Gb3”). In patients living with Fabry disease, Gb3 and lyso-Gb3 accumulate in various cells throughout the body causing progressive clinical signs and symptoms of the disease. Current treatment options, which consist of bi-weekly intravenous enzyme replacement therapy, typically have no therapeutic benefit in patients with advanced renal or cardiac disease. Studies have also shown that a majority of male patients develop antibodies that inhibit the GLA protein and interfere with therapeutic efficacy.

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

Our Development of AMT-190 for Fabry Disease

In September 2020, we selected a lead gene therapy candidate (AMT-190) for the treatment of Fabry disease to advance into IND-enabling studies. The lead candidate is a one-time administered AAV5 gene therapy incorporating the GLA transgene. In preclinical studies comparing multiple product candidates, including constructs incorporating a modified alpha-N-acetylgalactosaminidase transgene (modNAGA), AMT-190 demonstrated the most robust and sustained increases in GLA activity.

Hemophilia A program (AMT-180)

In June 2020, we announced that we plan to de-prioritize our research program of AMT-180 for patients with hemophilia A, as part of our effort to focus on those gene therapy programs that have the greatest potential to improve patients’ lives and generate long-term value for shareholders.

Central Nervous System diseases

Huntington’s Disease

Huntington’s Disease and Market Background

Huntington’s disease is a severe genetic neurodegenerative disorder causing loss of muscle coordination, behavioral abnormalities, and cognitive decline, often resulting in complete physical and mental deterioration over a 12 to 15-year period. The median survival time after onset is 15 to 18 years (range: 5 to >25 years). Huntington’s disease is caused by an inherited defect in a single gene that codes for a protein called Huntingtin (“HTT”). The prevalence of Huntington’s disease is three to seven per 100,000 in the general population, similar in men and women, and it is therefore considered a rare disease. Despite the ability to identify Huntington’s disease mutation carriers decades before onset, there is currently no available therapy that can delay onset or slow progression of the disease. Although some symptomatic treatments are available, they only are transiently effective despite significant side effects.

Our Development of AMT-130 for Huntington’s Disease

AMT-130 is our gene therapy candidate targeting Huntington’s disease that utilizes an AAV vector carrying an engineered micro ribonucleic acid (“miRNA”) designed to silence HTT and exon 1 HTT, a potentially highly toxic protein fragment that may also contribute to disease pathology. AMT-130 comprises a recombinant AAV5 vector carrying a deoxyribonucleic acid (“DNA”) cassette, encoding a miRNA that non-selectively lowers or knocks-down HTT and exon 1 HTT in Huntington’s disease patients. AMT-130 was developed using our miQURE technology, a proprietary, one-time administered gene silencing platform. AMT-130 has received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the EMA. AMT-130 is intended to be administered directly into the brain via a stereotactic, magnetic resonance imaging guided catheter.

Our goal for AMT-130 is to develop a gene therapy with the following profile:

(1)	One-time administration of disease-modifying therapy into the striatum, the area of the brain where Huntington’s disease is known to manifest;
(2)	Biodistribution of the therapy in both the deep and cortical structures of the brain via transport of the AAV vector and through secondary exosome-mediated delivery; and
(3)	Safe, on-target and durable knockdown of HTT and exon 1 HTT.

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

On September 25, 2020, we announced that the independent DSMB overseeing the Phase I/II clinical trial of AMT-130 for the treatment of Huntington’s disease had met and reviewed 90-day safety data from the first two patients enrolled in the trial. No significant safety concerns were noted to prevent further dosing.

On October 13, 2020, we announced the completion of the third and fourth patient procedures in the Phase I/II clinical trial.

On February 8, 2021, we announced that the DSMB had met and reviewed the six-month safety data from the first two enrolled patients and the 90-day safety data from the next two enrolled patients in the study. No significant safety concerns were noted to prevent further dosing, and the final six patients in the first cohort are now cleared for enrollment.

Spinocerebellar Ataxia Type 3 program

Spinocerebellar Ataxia type 3 and Market Background

Spinocerebellar Ataxia type 3 (“SCA3”), also known as Machado-Joseph disease, is a central nervous system disorder caused by a cytosine-adenine-guanine (“CAG”)-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3. Patients with SCA3 experience brain degeneration that results in movement disorders, rigidity, muscular atrophy, and paralysis. There is currently no treatment available that slows the progressive course of this potentially lethal disease.

Prevalence of SCA3 is estimated to be one to two per 100,000 with significant geographical and ethnic variations, with the highest prevalence rates observed in the Azores (Flores Island (1/239)), the intermediate prevalence rates observed in Portugal, Germany, the Netherlands, China and Japan, and the lower prevalence observed in North America, Australia, and India. SCA3 is the most common form of autosomal dominant cerebellar ataxia (“ADCA”) type 1 in most genetically characterized populations.

Our preclinical SCA3 program (AMT-150)

AMT-150 is a one-time, intrathecally-administered, AAV gene therapy incorporating our proprietary miQURE silencing technology that is designed to halt ataxia in early manifest SCA3 patients. In an in-vitro study with human induced pluripotent stem (“IPS”) derived neurons, AMT-150 has been shown to lower the human ataxin-3 protein by 65%, without any off-target effects. We also performed a proof-of-concept in-life study in SCA3 mice demonstrating that AMT-150 was able to lower toxic ataxin-3 protein by up to 53% in the cerebellum and up to 65% in the brain stem after a single administration. Further studies in non-human primates (“NHP”) demonstrate the ability to distribute and express a reporter gene in the most degenerated brain regions in SCA3. In these preclinical studies, a single administration of AMT-150 resulted in sustained expression and efficient processing with on-target engagement. Additionally, AMT-150 lacked off-target activity in these studies.

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

In May 2020, we presented preclinical data at the American Society of Gene and Cell Therapy (“ASGCT”) Annual Meeting, on our gene therapy candidate SCA3. In an in vivo preclinical study, six NHP received a one-time injection of AMT-150 via the cisterna magna to assess expression and distribution. Samples taken after eight weeks showed widespread transduction of the brain and spinal cord, with the highest genome copies found in the posterior fossa and cortical regions. In other preclinical studies, researchers evaluated AMT-150 in SCA3 mouse models, as well as human induced pluripotent stem cell (“iPSC”)-derived neurons and astrocytes, to investigate potential off-target effects of AAV5-micro ataxin type 3 (“miATXN3”). The iPSC-derived cell cultures, which were derived from two SCA3 patients, represent the most disease-relevant cell type for therapeutic targeting of AMT-150. A clear dose-dependent expression of miATXN3 was observed in the iPSC-derived neurons and astrocytes transduced with AMT-150. Mature miATXN3 molecules were also associated with extracellular vesicles that strongly correlated with the dose and miATXN3 expression, suggesting the potential therapeutic spread of the engineered miATXN3. Additionally, AMT-150 demonstrated ATXN3 knockdown in human neurons and various SCA3 mouse models with subsequent neuropathology improvement.

In September 2020, we initiated a safety and toxicology study of AMT-150 in NHP.

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

To further tailor gene therapies to optimally address certain disorders we may also incorporate specific modifications into the transgenes of our gene therapy constructs.  For example, we incorporated the Padua-FIX variant into our hemophilia B gene therapy to substantially increase the resulting FIX activity and potentially improve clinical outcomes. For other programs, such as our gene therapy construct for Fabry disease, we have also utilized modified transgenes with the goal of enhancing efficacy, durability, and safety, as well as expanding the access of gene therapies to patients with inhibitors.

We have also demonstrated the ability to deliver engineered DNA constructs that can silence or suppress disease-causing genes. Our miQURE gene silencing platform, based on exclusively licensed technology from Cold Spring Harbor Laboratory (“CSHL”), is designed to degrade mutated genes without off-target toxicity and induce silencing of the mutated gene in the entire target organ through secondary exosome-mediated delivery. miQURE-based gene therapy candidates, such as AMT-130, incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. Preclinical studies of miQURE-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact to the cellular miRNA or messenger RNA transcriptome.

Commercial-Scale Manufacturing Capabilities

The ability to reliably produce at a high quality and at commercial scale is a critical success factor in AAV gene therapy. We produce our gene therapies at our state-of-the-art, Lexington, Massachusetts-based manufacturing facility using a proprietary baculovirus expression vector system.

We believe our integrated manufacturing capabilities provide us several potential advantages, including:

(1)	Know-how. Since our founding in 1998, we have invested heavily in developing optimized processes and methods to reliably and reproducibly manufacture AAV-based gene therapies at commercial scale. During this time, we have accumulated significant internal experience and knowledge of the underlying production technology and critical quality attributes of our products. These learnings have been essential in developing a modular, third generation production system that can be used to produce all our gene therapy products.
(2)	Flexibility. Controlling cGMP manufacturing allows us to rapidly adapt our production schedule to meet the needs of our business. By controlling our manufacturing, we do not rely on contract manufacturers, nor do we require costly and time-consuming technology transfers to third parties. Our facility is designed to commercially supply multiple products and are flexibly designed to accommodate expansion and scale up as our needs change.
(3)	Faster Path to Market. We believe our manufacturing platform enables us to rapidly produce new products for clinical investigation, minimize time between clinical phases and complete scale-up as product candidates advance into late-stage development and commercialization. For example, in transitioning our hemophilia B program from AMT-060 to AMT-061, we were able to rapidly demonstrate manufacturing comparability and produce clinical material for our ongoing Phase III pivotal study, thereby accelerating our time to market.
(4)	High Purity. The baculovirus system eliminates the risk of introducing mammalian cell derived impurities.
(5)	Scalability. We have demonstrated our manufacturing process is reproducible at volumes ranging from 2 liters to 500 liters and believe it is possible to achieve higher scale production with our insect-cell, baculovirus system.
(6)	Low Cost of Goods. We believe our ability to scale production has the potential to significantly reduce unit costs. Our manufacturing process also utilizes fully disposable components, which enables faster change-over times between batches and lower costs associated with cleaning and sterilization. Additionally, our production system does not require the use of plasmids, which can be a costly raw material.

Intellectual Property

Introduction

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection in the United States, Europe, and other countries for novel components of gene therapies, the chemistries, and processes for manufacturing these gene therapies, the use of these components in gene therapies, our technology platform, and other inventions and related technology. We also rely on trade secrets, security measures and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Because most patent applications throughout the world are confidential for 18 months after the earliest claimed priority date, and since the publication of discoveries in the scientific and patent literature often lags actual discoveries, we cannot be certain that we were the first to invent or file applications for the inventions covered by our pending patent applications. Moreover, we may have to participate in post-grant proceedings in the patent offices of the United States or foreign jurisdictions, such as oppositions, reexaminations, or interferences, in which the patentability or priority of our inventions are challenged. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

Our intellectual property portfolio consists of owned and in-licensed patents, copyrights, licenses, trademarks, trade secrets and other intellectual property rights.

Patent Portfolio

Our gene therapy programs are protected by patents and patent applications directed to various aspects of our technology. For example, our gene therapy programs are protected by patents and patent applications with composition-of-matter or method of use claims that cover the therapeutic gene, the promoter, the viral vector capsid, or other specific parts of these technologies. We also seek protection of core aspects of our manufacturing process, particularly regarding our baculovirus expression system for AAV vectors in insect cells. In addition, we have filed manufacturing patent applications with claims directed to alternative compositions-of-matter and manufacturing processes to seek better protection from competitors.

We file the initial patent applications for our commercially important technologies in both Europe and the United States. For the same technologies, we typically file international patent applications under the PCT within a year. We also may seek, usually on a case-by-case basis, local patent protection in Canada, Australia, Japan, China, India, Israel, South Africa, New Zealand, South Korea, and Eurasia, as well as South American jurisdictions such as Brazil and Mexico.

As of December 31, 2020, our intellectual property portfolio included 99 issued or granted patents and 121 pending patent applications. The geographic breakdown of our owned and exclusively in-licensed patent portfolio was as follows:

●	26 issued U.S. patents;

●	13 granted European patents;

●	7 pending PCT patent applications;

●	18 pending U.S. patent applications;

●	20 pending European patent applications; and

●	83 pending and 60 granted patent applications in other jurisdictions.

These patents relate to a variety of technologies including our product candidates that are in development and our manufacturing and technology platform.

Our Patent Portfolio Related to Certain Development Programs

Hemophilia B (AMT-061)

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

On June 13, 2018, we were granted European Patent 2337849 directed to a polypeptide protein. The opposition period with respect to such patent expired on March 13, 2019, by which time five parties had filed an opposition. On July 25, 2019, we submitted responses to such oppositions with the EPO and oral proceedings with respect to such oppositions were scheduled for June and July 2020 but were postponed due to COVID-19. New dates for virtual oral proceedings have been set for May 2021. In addition, on May 15, 2019, a divisional European patent application in the FIX-Padua family, EP 3252157, was refused. In September 2019, we filed a notice of appeal with respect to such refusal. We are also pursuing a European divisional patent application that was filed on May 14, 2019. Both in the U.S. and in Europe, we have pending divisional applications still in prosecution phases. The appeal process has been delayed as a result of the COVID-19 pandemic, and we do not currently know when the appeal is likely to be resolved.

On November 5, 2019, the USPTO granted us a third patent, U.S. Patent Number 10,465,180, which covers any AAV comprising a nucleic acid encoding a FIX-Padua protein, and promoter sequences, transcription termination and control elements. The claims also cover FIX-Padua variants with at least 70% sequence identity to FIX-R338L.

On January 4, 2020, the IPR Proceeding was filed by Pfizer, Inc. The petition sought to invalidate claims 6 and 9-15 of the ‘405 Patent. On April 17, 2020, we filed our preliminary response to the petition, disclaiming claims 6 and 9-13 of the ‘405 patent and otherwise requesting the denial of the petition. On July 13, 2020, the United States Patent and Trademark Office issued its decision to institute the Inter Partes Review. On October 13, 2020, we filed a motion to amend the patent claims at issue in the proceeding. On January 13, 2021, Pfizer filed its opposition to our motion to amend the claims. On February 3, 2021 the PTAB provided its preliminary guidance with respect to the proposed amended claims, which stated among other things that the proposed amended claims were not anticipated but were obvious in light of the cited prior art.  On February 16, 2021 and in response to the preliminary guidance, we moved to dismiss our motion to amend the claims before the PTAB and requested an adverse judgement in the IPR Proceeding. As a result, we expect to maintain the currently issued and unchallenged claims of the ‘405 Patent and pursue additional claims based on our proposed amended claims in continuation applications before the USPTO.

Huntington’s disease (AMT-130)

We own a patent family directed to gene therapy treatment of Huntington’s disease within AMT-130. This family includes an issued patent in the United States and pending patent applications in the US, Europe, and other jurisdictions. The standard 20-year term of patents in this family will expire in 2035.

In May 2019, we announced the issuance of two new patents covering AMT-130, U.S. Patent 10,174,321 and European Patent EP 3237618 B1.  The claims as granted cover the RNA constructs specifically designed to target exon1 and the embedding of these Huntington’s disease RNA sequences into the miR451 scaffold, which is exclusively licensed to us from CSHL. The claims also cover certain expression cassettes comprising the RNA constructs and the use of gene therapy vectors including AAV vectors encompassing the described expression cassettes. In addition, this patent family has multiple pending family members, including pending applications in U.S. and Europe.

AMT-130 incorporates our proprietary miQURE gene silencing technology platform, which is designed to degrade disease-causing genes, without off-target toxicity, and induce silencing of the entire target organ through secondary exosome-mediated delivery.  We have filed additional patent applications related to this technology generally and AMT-130, specifically which will potentially provide further patent protection for our Huntington’s disease clinical candidate AMT-130.

Licenses

We have obtained exclusive or non-exclusive rights from third parties under a range of patents and other technology that we use in our product and development programs, as described below. Our agreements with these third parties generally grant us a license to make, use, sell, offer to sell, and import products covered by the licensed patent rights in exchange for our payment of some combination of an upfront amount, annual fees, royalties, a percentage of amounts we receive from our licensees and payments upon the achievement of specified development, regulatory or commercial milestones. Some of the agreements specify the extent of the efforts we must use to develop and commercialize licensed products. The agreements generally expire upon expiration of the last-to-expire valid claim of the licensed patents. Each licensor may terminate the applicable agreement if we materially breach our obligations and fail to cure the breach within a specified cure period.

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

In 2018, we entered into an amendment of the license agreement with CSHL that expanded the license to include the diagnosis, treatment, or prevention of all CNS diseases in the Field, including but not limited to Huntington’s disease. In addition, under the amended license agreement CSHL granted to us an exclusive license for a three-year term to develop and commercialize therapeutic products for the additional disease classifications in the Field of liver diseases, neuromuscular diseases, and cardiovascular diseases. If we meet certain diligence milestones during the initial three-year development term, we may include exclusively additional disease classifications within the additional Fields on similar terms and conditions as the CNS diseases. We are currently using the technology in our Huntington’s disease and SCA 3 programs.

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

Payment obligations to the NIH under this license agreement include a low single-digit percentage royalty on the net sales of licensed products by us or on our behalf; development and regulatory milestone payments; and an annual maintenance fee creditable against royalties. We do not have to pay royalties or milestone fees under this agreement if we must pay royalties or milestone fees under our 2011 agreement with the NIH, described below, for the same product. Under the license agreement, we have agreed to meet benchmarks in our development efforts, including as to development events, clinical trials, and marketing approval, within specified timeframes.

The NIH may terminate this agreement in specified circumstances relating to our insolvency or bankruptcy. We may terminate this agreement for any reason, in any territory, subject to a specified notice period.

National Institutes of Health—AAV5

In 2011, we entered into another license agreement with the NIH, superseding an earlier agreement. This agreement was amended in 2016. Under this agreement, the NIH granted us an exclusive, worldwide license to patents relating to AAV5 for use in therapeutic products to be delivered to the brain or liver for treatment of human diseases originating in the brain or liver but excluding arthritis-related diseases, and a non-exclusive, worldwide license to patents relating to AAV5 for all other diseases. The license technology under the patents of this license is also used in connection with the Huntington’s disease program. We refer to the products licensed under this agreement as AAV5 products. We may grant sublicenses under this agreement only with the NIH’s consent, which may not be unreasonably withheld. The standard 20-year term for the underlying patents expired in 2019, but there are U.S. patents still in force of which the latest will expire in 2021.

Payment obligations to the NIH under this license agreement include royalties equal to a low single-digit percentage of net sales of AAV5 products; development and regulatory milestone payments; and an annual maintenance fee creditable against royalties. If an AAV5 product is also covered by our 2007 agreement with the NIH, our obligation to pay royalties on net sales and our obligation to pay milestone fees only apply under this 2011 agreement and not the 2007 agreement. We have agreed to meet benchmarks in our development efforts, including as to development events, clinical trials, and marketing approval, within specified timeframes.

The NIH may terminate this agreement in specified circumstances relating to our insolvency or bankruptcy. We may terminate this agreement for any reason, in any country or territory, subject to a specified notice period.

Padua

On April 17, 2017, we entered into an Assignment and License Agreement with Dr. Simioni (the “Padua Assignment”). Pursuant to the Padua Assignment, we acquired from Dr. Simioni all right, title and interest in a patent family covering the variant of the FIX gene, carrying an R338L mutation (FIX-Padua; “Padua IP”). Under the Padua Assignment, we have also licensed certain know-how included in the Padua IP. We will provide Dr. Simioni with an initial license fee and reimbursement of past expenses, as well as payments that may come due upon the achievement of certain milestone events related to the development of the Padua IP and may also include royalties on a percentage of certain revenues. We have granted a license of the Padua IP back to Dr. Simioni for therapeutic or diagnostic use of a modified Factor IX protein (other than in connection with gene therapy) and any application for non-commercial research purposes. We have agreed to indemnify Dr. Simioni for claims arising from our research, development, manufacture, or commercialization of any product making use of the Padua IP, subject to certain conditions.  The Padua Assignment will remain in effect, unless otherwise terminated pursuant to the terms of the Padua Assignment, until the later of (i) the expiration date of the last of the patents within the Padua IP and (ii) the expiration of the payment obligations under the Padua Assignment.

St. Jude Children’s Research Hospital

In 2008, we entered into a license agreement with St. Jude, which we amended in 2012. Under this license agreement, St. Jude has granted us an exclusive license, with a right to sublicense, to patent rights relating to expression of hFIX in gene therapy vectors, to make, import, distribute, use, and commercialize products containing hFIX covered by a valid patent claim in the field of gene therapy for treatment or prophylaxis of hemophilia B. In addition, we have a first right of negotiation regarding any patent applications that are filed by St. Jude for any improvements to the patent rights licensed to us. The U.S. patent rights will expire in 2028 and the European patents will expire in 2025.

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

Trademarks

We have a number of material registered trademarks, including “uniQure”, that we have registered in various jurisdictions including the United States and the European Union. We may seek trademark protection for other product candidates and technologies as and when appropriate.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy field, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

We are aware of numerous companies focused on developing gene therapies in various indications, including Applied Genetic Technologies Corp., Abbvie, Abeona Therapeutics, Adverum Biotechnologies, Ally Therapeutics, Apic Bio, Asklepios BioPharmaceutical, Astellas, AVROBIO, Bayer, Biogen, BioMarin, bluebird bio, CRISPR Therapeutics, Editas Medicine, Expression Therapeutics, Fate, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Intellia Therapeutics, Johnson & Johnson, Krystal Biotech, Lexeo Therapeutics, LogicBio Therapeutics, Lysogene, MeiraGTx, Milo Biotechnology, Mustang Bio, Novartis, Orchard Therapeutics, Oxford Biomedica, Passage Bio, Pfizer, REGENXBIO, Renova Therapeutics, Roche, Rocket Pharmaceuticals, Sangamo Therapeutics, Sanofi, Selecta Biosciences, Sarepta Therapeutics, Sio Therapeutics, Solid Biosciences, SwanBio, Takeda, Taysha Gene Therapies, Ultragenyx, Vivet Therapeutics, and Voyager Therapeutics, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid, antisense, RNAi and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam Pharmaceuticals, Bayer, BioMarin, CSL Behring, Dicerna Pharmaceuticals, Ionis Pharmaceuticals, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sanofi, Sobi, Takeda, WaVe Life Sciences, and numerous other pharmaceutical and biotechnology firms.

We also compete with existing standards of care, therapies, and symptomatic treatments, as well as any new therapies that may become available in the future for the indications we are targeting.

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

The key competitive factors affecting the success of all our programs are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payers. We also believe that, due to the small size of the patient populations in the orphan indications we target, being first to market will be a significant competitive advantage. We believe that our advantages in vector and manufacturing technology will allow us to reach market in a number of indications ahead of our competitors, and to capture the markets in these indications.

Government Regulation and Reimbursement

Government authorities in the United States, European Union and other countries extensively regulate, among other things, the approval, research, development, preclinical and clinical testing, manufacture (including any manufacturing changes), packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, reimbursement, and import and export of pharmaceutical products, biological products, and medical devices. We believe that all our product candidates will be regulated as biological products, or biologics, and in particular, as gene therapies, and will be subject to such requirements and regulations under U.S. and foreign laws. For other countries outside of the United States and the European Union, marketing approval and pricing and reimbursement requirements vary from country to country. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, fines, refusal to approve pending applications, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Regulation in the United States

In the United States, the FDA regulates biologics under the Public Health Service Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations and guidance implementing these laws. These laws and regulatory guidance are continually evolving.  By example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. The FDA has also issued a number of guidance documents concerning how sponsors and investigators may address COVID-19 challenges, including challenges specific to gene therapies. These guidance documents are continually evolving.

Obtaining regulatory approvals and ensuring compliance with applicable statutes and regulatory requirements entails the expenditure of substantial time and financial resources, including payment of user fees for applications to the FDA. All our current product candidates are subject to regulation by the FDA as biologics. An applicant seeking approval to market and distribute a new biologic in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current Good Laboratory Practice regulations;
●	submission to the FDA of an IND application which allows human clinical trials to begin unless the FDA objects within 30 days; the sponsor of an IND or its legal representative must be based in the United States
●	approval by an independent institutional review board (“IRB”) and Institutional Biosafety Committee (“IBC”) before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices (“cGCP”) to establish substantial evidence of the proposed biological product for each indication;
●	preparation and submission to the FDA of a Biologics License Application (“BLA”);
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, as well as selected clinical trial sites and investigators to determine cGCP compliance;
●	approval of the BLA by the FDA, in consultation with an FDA advisory committee, if deemed appropriate by the FDA; and
●	compliance with any post-approval commitments, including Risk Evaluation and Mitigation Strategies (“REMS”), and post-approval studies required by the FDA.

Human Clinical Studies in the United States under an IND

Before initiating clinical studies in the United States or under an IND, investigational product sponsors must first complete pre-clinical studies. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s Good Laboratory Practices (“GLPs”).

Clinical trials involve the administration of the investigational biologic to human subjects under the supervision of qualified investigators in accordance with current GCP requirements, which includes requirements for informed consent, study conduct, and IRB review and approval. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of an IND. INDs include preclinical study reports, together with manufacturing information, analytical data, any available clinical data, or literature, and proposed clinical study protocols among other things. A clinical trial may not proceed in the United States unless and until an IND becomes effective, which is 30 days after its receipt by the FDA. The FDA may raise concerns or questions related to one or more components of an IND and place the IND on clinical hold if during its review the FDA determines that study subjects would be exposed to significant risk of illness or injury the trial may be put on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

The protocol and informed consent documents, as well as other subject communications must also be approved by an IRB that continues to oversee that trial. In the case of gene therapy studies, an IBC at the local level must also review and maintain oversight over the particular study, in addition to the IRB.  The FDA, an IRB, and IBC, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or that research requirements are not being met. Information about certain clinical trials, including results, must be submitted within specific timeframes for listing on the ClinicalTrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.

Subsequent clinical protocols and amendments must also be submitted to an active IND but are not subject to the 30-day review period imposed on an original IND. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. There is a risk that once a new protocol or amendment is submitted to an active IND there may be an extended period before the FDA may comment or provide feedback. This may result in a need to modify an ongoing clinical trial to incorporate this feedback or even a clinical hold of the trial.  There is also risk that FDA may not provide comments or feedback but may ultimately disagree with the design of the study once a BLA is submitted.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I: The biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness.
●	Phase II: The biological product is administered to a limited patient population to further identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase III: The biological product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labelling of the product. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single Phase 3 clinical study plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

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

FDA Guidance Governing Gene Therapy Products

The FDA has issued various guidance documents regarding gene therapies that outline additional factors that the FDA will consider at each of the above stages of development and which relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the design and analysis of shedding studies for virus or bacteria based gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects and patients who have been exposed to gene therapies via long-term follow-up with associated regulatory reporting.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products must also register their establishments with the FDA and certain state agencies, and provide the FDA a list of products manufactured at the facilities. Recently, the information that must be submitted to the FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Discovery of non-compliance may result in the FDA placing restrictions on a product, manufacturer, or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market, among other consequences. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Submission of a BLA

The results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting a license to market the product for one or more indications. The submission of a BLA is subject to an application user fee, products with orphan designation are exempt from the BLA filing fee. The sponsor of an approved BLA is also subject to annual program user fees for each. Orphan products may also be exempt from program fees provided that certain criteria are met. These fees are typically increased annually. Under the Prescription Drug User Fee Act (“PDUFA”) the FDA has agreed to specified performance goals in the review of BLAs.

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

The FDA may refuse to file an application and request additional information. In this event, the application must be refiled with the additional information. The refiled application is also subject to assessment of content before the FDA accepts it for review. Once the submission is accepted, the FDA begins an in-depth substantive review. The FDA will assign a date for its final decision for the product (the PDUFA action date) but can extend this date to complete review of a product application. The PDUFA action date is only a goal, thus, the FDA does not always meet its PDUFA dates.

The FDA may also refer certain applications to an advisory committee. Before approving a product candidate for which no active ingredient (including any ester or salt of active ingredients) has previously been approved by the FDA, the FDA must either refer that product candidate to an external advisory committee or provide in an action letter, a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if the FDA believes that the advisory committee’s expertise would be beneficial. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.

After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. Many drug applications receive complete response letters from the FDA during their first cycle of FDA review.

If the FDA approves a product, it may limit the approved indications for use of the product; require that contraindications, warnings, or precautions be included in the product labeling, including boxed warnings; require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a biologic’s efficacy and safety after approval; or require testing and surveillance programs to monitor the product after commercialization. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

In addition to the above conditions of approval, the FDA also may require submission of a REMS to ensure that the benefits of the product candidate outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks.  In guidance, FDA stated that during the review of a BLA for a gene therapy, it will assess whether a REMS is necessary.  Several gene therapy products that have been approved by FDA have required substantial REMS, which included requirements for dispensing hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. REMS, such as these, can be expensive and burdensome to implement, and burdensome for hospitals, clinics, and health care providers to comply with.

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

The PHSA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

To increase competition in the drug and biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. By example, in 2020 the FDA finalized a guidance to facilitate biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs for reference and generic drug products.

Orphan Drug Exclusivity

Under the Orphan Drug Act of 1983, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for treatment of the disease or condition will be recovered from sales of the product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. If a product with orphan designation receives the first FDA approval, it will be granted seven years of marketing exclusivity, which means that the FDA may not approve any other applications for the same product for the same indication for seven years, unless clinical superiority is demonstrated. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The FDA has granted orphan drug designation to AMT-130 for the treatment of Huntington’s disease as well as for etranacogene dezaparvovec; meaning that they would receive orphan drug exclusivity if they are the first products approved for their respective indications. Orphan product sameness decisions are an evolving space when it comes to gene therapies. Specifically, the FDA has issued guidance regarding how it will determine whether a gene therapy product is the same as another product for the purpose of the agency’s orphan drug regulations. Any of the FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

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

Regenerative Advanced Therapy Designation

The 21st Century Cures Act became law in December 2016 and created a new program under Section 3033 in which the FDA has authority to designate a product as a regenerative medicine advanced therapy (“RMAT”). A drug is eligible for a RMAT designation if: 1) it is a regenerative medicine therapy which is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except those products already regulated under Section 361 of the PHSA; 2) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and 3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A RMAT must be made with the submission of an IND or as an amendment to an existing IND. FDA will determine if a product is eligible for RMAT designation within 60 days of submission. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval.  In 2019 the FDA stated in guidance that human gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues, may meet the definition of a regenerative therapy.

FDA Regulation of Companion Diagnostics and Other Combination Products

We may seek to develop companion diagnostics for use in identifying patients that we believe will respond to our gene therapies. Similarly, our product candidates may require delivery devices. A biologic product may be regulated as a combination product if it is intended for use in conjunction with a medical device, such as a drug delivery device or in vitro diagnostic device. For combination products, the biologic and device components must, when used together, be safe and effective and the product labeling must reflect their combined use. In some cases, the medical device component may require a separate premarket submission. Moreover, clinical trial sponsors using investigational devices in their studies must comply with FDA’s investigational device exemption regulations. Once approved or cleared, the device component sponsor (or the combination product sponsor, if both components are covered by one application) must comply with the FDA’s post-market device requirements, including establishment registration, device listing, device labeling, unique device identifier, quality system regulation, medical device reporting, and reporting of corrections and removals requirements.

If the safety or effectiveness of a biologic product is dependent on the results of a diagnostic, the FDA may require that the in vitro companion diagnostic device and biologic product be contemporaneously approved, with labeling that describes the use of the two products together.  The type of premarket submission required for a companion diagnostic device will depend on the FDA device classification. A premarket approval (“PMA”), application is required for high risk devices classified as Class III; a 510(k) premarket notification is required for moderate risk devices classified as Class II; and a de novo request may be used for novel devices not previously classified by the FDA that are low or moderate risk. Except in some limited circumstances, the FDA generally will not approve a biologic that is dependent upon the use of a companion diagnostic device if the device is not contemporaneously FDA-approved or -cleared.

Post-approval Requirements

Any products manufactured or distributed pursuant to the FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, deviation reporting, shortage reporting, and periodic reporting, product sampling and distribution, advertising, marketing, promotion, certain electronic records and signatures, and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products, excluding orphan products. Regulatory authorities may withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain cGMP compliance.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to a product that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts.

In addition, the distribution of prescription biopharmaceutical samples is subject to the Prescription Drug Marketing Act (the “PDMA”), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biopharmaceutical product. Certain reporting related to samples is also required samples and impose requirements to ensure accountability in distribution. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program and potential liability under anti-kickback and false claims laws.

Moreover, the enacted Drug Quality and Security Act (“DQSA”), imposes obligations on sponsors of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically. Sponsors must also verify that purchasers of the sponsors’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements before or after approval, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license or approval suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.

Additional controls for biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing the results of all the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

     Certain gene therapy studies are also subject to the National Institutes of Health’s Guidelines for Research Involving Recombinant DNA Molecules, (“NIH Guidelines”). The NIH Guidelines include the review of the study by an IBC. The IBC assesses the compliance of the research with the NIH Guidelines, assesses the safety of the research and identifies any potential risk to public health or the environment. The FDA has also issued guidance with respect to gene therapies, such as guidance concerning preclinical studies, chemistry manufacturing and controls, potency testing, and long-term patient and clinical study subject follow up and regulatory reporting. The FDA further issued a draft guidance specific to the development of gene therapy products for neurodegenerative diseases as such products may face special challenges.

Patent Term Restoration

If approved, biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

Anti-Kickback Provisions and other Fraud and Abuse Requirements

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs, in whole or in part. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical industry members on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

The Department of Health and Human Services (“HHS”) recently promulgated a regulation with respect to the safe harbors that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) Pharmacy Benefit Manager (“PBM”) rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees. Second, as amended, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, of 2010, as amended, (the “ACA”) modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal civil false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or acts in reckless disregard of the truth or falsity of that information. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction, or civil judgment for violating the FCA may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

The civil monetary penalties statute is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statue imposes fines against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires sponsors to submit certified pricing information to Centers of Medicare and Medicaid Services (“CMS”). The Medicaid Drug Rebate statute requires sponsors to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, sponsors must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For products approved under a BLA (including biosimilars), the Veterans Health Care Act, (the “VHCA”), requires sponsors to calculate and report to the Veterans Administration, or VA, a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price, (“FCP”). Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires sponsors to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create risk of submitting false information to the government, potential FCA liability and exclusion from certain of these programs.

The VHCA also requires sponsors of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects companies to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires sponsors participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the sponsor’s reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against sponsors by the purchasing entities and, impose civil monetary penalties for instances of overcharging.

The federal Health Insurance Portability and Accountability Act of 1996,  (“HIPAA”), also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

In addition, as part of the ACA, the federal government enacted the Physician Payment Sunshine Act. Manufacturers of drugs biologics and devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) are required to annually report to CMS payments and transfers of value made to or at the request of covered recipients, such as, but not limited to, physicians, physician assistants, nurse practitioners, clinical nurse specialists, and certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Payments made to physicians and certain research institutions for clinical trials are also included within this law. Reported information is made publicly available by CMS.  Failure to submit required information may result in civil monetary penalties. If not preempted by this federal law, several states currently also require reporting of marketing and promotion expenses, as well as gifts and payments to healthcare professionals. State legislation may also prohibit various other marketing related activities or require the public posting of information. Certain states also require companies to implement compliance programs.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH Act”), and their respective implementing regulations impose certain requirements on covered entities relating to the privacy, security, and transmission of individually identifiable health information, known as protected health information. Among other things, the HITECH Act, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA.  The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate sponsors’ use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require sponsors to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.

If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Coverage, Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state, and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers and independent non-profit healthcare research organizations such as the Institute for Clinical and Economic Review are also increasingly challenging the prices charged for medical products and services and examining the medical necessity, budget-impact, and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider a product to be cost-effective compared to other available therapies and/or the standard of care, they may not cover the product after approval as a benefit under their plans or, if they do, measures including prior authorization and step-throughs could be required, manufacturer rebates may be negotiated or required and/or the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. federal and state governments and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. In this regard, for example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capital Gross Domestic Product-adjusted (“GDP-adjusted”) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (“OECD”) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Adoption of additional healthcare reform controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payers choose to provide low coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third party reimbursement rates and drug pricing regulation may change at any time. In particular, the ACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Multiple other current and proposed legislative and regulatory efforts require and likely will in the future require payment of increased manufacturer rebates and implement mechanisms to reduce drug prices. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Regulation in the European Union

Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trials Directive 2001/20/EC, as amended (“CTD”) (and to be replaced by the Clinical Trial Regulation EU 536/2014) (“CTR”) (it is anticipated by December 2021), provides a system for the approval of clinical trials in the European Union via (in the case of the CTD) implementation through national legislation of the member states. The CTR is directly applicable in all member states without the need for national implementation. Under this system, approval must be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted. Once the CTR comes into effect however, it will be possible within the EU to make a single harmonized electronic submission and have a single assessment process for clinical trials conducted in multiple member states. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application (“CTA”), which must be supported by an investigational medicinal product dossier with supporting information prescribed by the CTD and corresponding national laws of the member states and further detailed in applicable guidance documents. In the case of Advanced Therapy Investigational Medical Products (“ATIMPs”) consisting of or containing Genetically Modified Organisms (“GMOs”), as is the case for uniQure’s products, an additional approval for the environmental and biosafety aspects of the use and release of the GMO is required by the GMO competent authorities and GMO directives have been implemented in different ways by Member States; either following the directive for “Contained use” (Directive 2009/41/EC) or “deliberate release” (Directive2001/18/EC). This results in some EU member states, the GMO application must be approved before the Clinical Trial Application (CTA) is submitted, in some after approval of the CTA and in some parallel.

The sponsor of a clinical trial, or its legal representative, must be based in the European Economic Area (“EEA”). European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report. When the CTR comes into force member states may dispense with the requirement for a legal representative for a non-EU resident sponsor provided there is a contact person based in the EEA.

Marketing approval

Marketing approvals under the European Union regulatory system may be obtained through a centralized or decentralized procedure. The centralized procedure results in the grant of a single marketing authorization that is valid for all—currently 28—EU member states. Pursuant to Regulation (EC) No 726/2004, as amended, the centralized procedure is mandatory for drugs developed by means of specified biotechnological processes, and advanced therapy medicinal products as defined in Regulation (EC) No 1394/2007, as amended. Drugs for human use containing a new active substance for which the therapeutic indication is the treatment of specified diseases, including but not limited to acquired immune deficiency syndrome, neurodegenerative disorders, auto-immune diseases and other immune dysfunctions, as well as drugs designated as orphan drugs pursuant to Regulation (EC) No 141/2000, as amended, also fall within the mandatory scope of the centralized procedure. Because of our focus on gene therapies, which fall within the category of advanced therapy medicinal products (“ATMPs”) and orphan indications, our products and product candidates will need to go through the centralized procedure.

In the marketing authorization application (“MAA”) the applicant must properly and sufficiently demonstrate the quality, safety, and efficacy of the drug. Guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs have been issued and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance will effectively be necessary to gain and maintain approval for any of our product candidates. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days after receipt of a valid application subject to clock stops during which the applicant deals with EMA questions.

Market access can be expedited through the grant of conditional authorization for a medicine that may fulfil unmet needs which may be granted provided that the benefit-risk balance of the product is positive. The benefit-risk balance is likely to be positive if the applicant can provide comprehensive data and the benefit to public health of the medicinal product's immediate availability on the market outweighs the risks due to need for further data. Such authorizations are valid for one year and can be renewed annually. The holder will be required to complete specific obligations (ongoing or new studies, and in some cases additional activities) with a view to providing comprehensive data confirming that the benefit-risk balance is positive. Once comprehensive data on the product have been obtained, the marketing authorization may be converted into a standard marketing authorization (not subject to specific obligations). Initially, this is valid for 5 years, but can be renewed for unlimited validity. Applicants for conditional authorizations can benefit from early dialogue with EMA through scientific advice or protocol assistance and discuss their development plan well in advance of the submission of a marketing-authorization application. Other stakeholders (e.g., health technology assessment bodies) can be included.

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

The European Union also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10 of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application during the eight-year period from when the first placement of the product on the EEA market. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator can gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests, and clinical trials. The EMA has also issued guidelines for a comprehensive comparability exercise for biosimilars, and for specific classes of biological products.

Under Regulation (EC) No 141/2000 article 3 as amended (Orphan Drug Regulation, (“ODR”)) a product can benefit from orphan drug status if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Community (EC) when the application is made. The principal benefit of such status is 10 years’ market exclusivity once they are approved preventing the subsequent approval of similar medicines with similar indications although this may be reduced to six years under certain circumstances including if the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Manufacturing and promotion

Pursuant to Commission Directive 2003/94/EC as transposed into the national laws of the member states, the manufacturing of investigational medicinal products and approved drugs is subject to a separate manufacturer’s license and must be conducted in strict compliance with cGMP requirements, which mandate the methods, facilities, and controls used in manufacturing, processing, and packing of drugs to assure their safety and identity. Manufacturers must have at least one qualified person permanently and continuously at their disposal. The qualified person is ultimately responsible for certifying that each batch of finished product released onto the market has been manufactured in accordance with cGMP and the specifications set out in the marketing authorization or investigational medicinal product dossier. cGMP requirements are enforced through mandatory registration of facilities and inspections of those facilities. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs, and lost revenues, and subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action, or possible civil and criminal penalties.

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

Other Regulatory Requirements

A holder of a marketing authorization for a medicinal product is legally obliged to fulfill several obligations by virtue of its status as a marketing authorization holder (“MAH”). The MAH can delegate the performance of related tasks to third parties, such as distributors or marketing collaborators, provided that this delegation is appropriately documented and the MAH maintains legal responsibility and liability.

The obligations of an MAH include:

●	Manufacturing and Batch Release. MAHs should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, with the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.
●	Pharmacovigilance. MAHs are obliged to establish and maintain a pharmacovigilance system, including a qualified person responsible for oversight, to submit safety reports to the regulators and comply with the good pharmacovigilance practice guidelines adopted by the EMA.
●	Advertising and Promotion. MAHs remain responsible for all advertising and promotion of their products, including promotional activities by other companies or individuals on their behalf and in some cases, must conduct internal or regulatory pre-approval of promotional materials.
●	Medical Affairs/Scientific Service. MAHs are required to disseminate scientific and medical information on their medicinal products to healthcare professionals, regulators, and patients.
●	Legal Representation and Distributor Issues. MAHs are responsible for regulatory actions or inactions of their distributors and agents.
●	Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization. MAHs must maintain appropriate records, comply with the marketing authorization’s terms and conditions, fulfill reporting obligations to regulators, submit renewal applications and pay all appropriate fees to the authorities.

We may hold any future marketing authorizations granted for our product candidates in our own name or appoint an affiliate or a collaborator to hold marketing authorizations on our behalf. Any failure by an MAH to comply with these obligations may result in regulatory action against an MAH and ultimately threaten our ability to commercialize our products.

Reimbursement

In the European Union, the pricing and reimbursement mechanisms by private and public health insurers vary largely by country and even within countries. In respect of the public systems, reimbursement for standard drugs is determined by guidelines established by the legislature or responsible national authority. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to determine the prices for their medicines but monitor and control company profits and may limit or restrict reimbursement and can include retrospective rebates to the Government. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products and some of EU countries require the completion of studies that compare the cost-effectiveness of a particular product candidate to currently available therapies to obtain reimbursement or pricing approval. Special pricing and reimbursement rules may apply to orphan drugs.

Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules or agreements on reimbursement may apply. Recently, a process has been formalized that allows sponsors to receive parallel advice from EMA and relevant national health technology assessment (“HTA”) bodies for pivotal clinical studies designed to support marketing approval. This process was followed for etranacogene dezaparvovec.

Orphan Drug Regulation

We have been granted orphan drug exclusivity for etranacogene dezaparvovec for the treatment of hemophilia B as well as for AMT-130 for the treatment of Huntington’s disease subject to the conditions applicable to orphan drug exclusivity in the European Union. Regulation (EC) No 141/2000, as amended, states that a drug will be designated as an orphan drug if its sponsor can establish:

●	that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the Community when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and
●	that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the drug will be of significant benefit to those affected by that condition.

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

This period may however be reduced to six years if, at the end of the fifth year, it is established, in respect of the drug concerned, that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Notwithstanding the foregoing, a marketing authorization may be granted, for the same therapeutic indication, to a similar drug if:

●	the holder of the marketing authorization for the original orphan drug has given its consent to the second applicant;
●	the holder of the marketing authorization for the original orphan drug is unable to supply sufficient quantities of the drug; or
●	the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective, or otherwise clinically superior.

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

Human Capital Resources

As of December 31, 2020, we had a total of 332 employees, 162 of whom are based in Amsterdam, The Netherlands, and 170 in Lexington, Massachusetts, United States of America. As of December 31, 2020, 62 of our employees had an M.D. or Ph.D. degree, or the foreign equivalent. During 2017, we established a works council in the Netherlands. None of our employees are subject to collective bargaining or other labor organizations. We believe that we have good relations with all our employees and with the works council in the Netherlands.

Our values are to:

●	Be passionate about the patient;
●	Act with integrity and respect;
●	Take ownership and act with urgency;
●	Collaborate for success;
●	Innovate every day; and
●	Focus relentlessly on quality.

Development of our culture is reflected as part of our annual corporate goals. We invest in numerous learning opportunities focused on individual, management and team development and other initiatives to support our employees and build our culture.

Corporate Information

uniQure B.V. (the “Company”) was incorporated on January 9, 2012 as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. Our business was founded in 1998 and was initially operated through our predecessor company, Amsterdam Molecular Therapeutics Holding N.V (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with the initial public offering, we converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

We are registered in the trade register of the Dutch Chamber of Commerce (Kamer van Koophandel) under number 54385229. Our headquarters are in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25a, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000.

From our initial public offering until December 31, 2018, we were an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012. On the last business day of our second quarter in fiscal year 2018 the aggregate worldwide market value of ordinary shares held by our non-affiliate shareholders exceeded $700.0 million. As a result, as of December 31, 2018, we were considered a large accelerated filer and as a consequence lost our status as an emerging growth company.

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

Item 1A.  Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes thereto, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results, or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Risks Related to the CSL Behring Collaboration and License Transaction

In June 2020, uniQure biopharma B.V., our wholly-owned subsidiary, entered into the CSL Behring Agreement with CSL Behring providing CSL Behring exclusive global rights to etranacogene dezaparvovec.

We and CSL Behring may be unable to close the transaction contemplated by the CSL Behring Agreement, and any delay in completing the transaction could diminish the anticipated benefits of the transaction or result in increased costs. Failure to close the transaction could adversely impact the market price of our shares as well as our business and operating results, cash flows and results of operations.

The closing of the transaction contemplated by the CSL Behring Agreement is contingent on completion of the successful review by the FTC under antitrust laws in the United States, including the expiration of the waiting period under the HSR Act by a certain date. On January 4, 2021, we received a Second Request from the FTC, the effect of which is the extension of the waiting period imposed under the HSR Act until 30 days after all parties to the CSL Behring Agreement have substantially complied with the requests (unless the waiting period is terminated earlier by the FTC or voluntarily extended by the parties). We cannot make any assurances as to the timing of the closing of the transaction or whether the transaction will be closed at all, or that, as part of the regulatory review process, additional conditions or terms will not be required.

The requirement to receive these clearances before the closing of the transaction could delay the transaction or result in an inability to complete the transaction if such clearances are not timely obtained or not obtained at all. Any delay in the completion of the transaction could diminish the anticipated benefits of the transaction, including a realization of the expected benefits of partnering, or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction and could disrupt our regular operations by diverting the attention of our workforce and management team. Any such delay could also delay the timelines associated with our commercialization of etranacogene dezaparvovec, including the filing of a biologics licensing application with the FDA, and such delays could cause us to bring etranacogene dezaparvovec to market after a similar competitive product has emerged in the United States, Europe or in other markets.

We will need to fund investments into the development and preparation of the commercial launch of etranacogene dezaparvovec for as long as regulatory reviews continue. The completions of these reviews could require significant time and/or might result in modifications to or even denial of the transaction. These factors could adversely impact the cash flows and results that we are able to generate in relation to etranacogene dezaparvovec. Additionally, any uncertainty over the ability of us and CSL Behring to complete the transaction could make it more difficult for us to retain certain key employees or attract new talent or to pursue business strategies and parties with whom we have business relationships related to etranacogene dezaparvovec, either contractual or operational in nature, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us.

To the extent that the market price of our ordinary shares reflects positive market assumptions that the transaction will close within a certain time frame, or at all, or that the transaction is advantageous to us, the price of such shares may decline if the transaction does not close for any reason or in a timely manner.

Risks Related to the Current COVID-19 Pandemic

Our business and operations have been, and may continue to be, materially and adversely affected by the ongoing COVID-19 pandemic.

The ongoing outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and the Netherlands. On March 11, 2020, the WHO declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely. The COVID-19 pandemic has caused and may continue to cause disruptions in our raw material supply, our commercial-scale manufacturing capabilities for AAV-based gene therapies, the development of our product candidates, employee productivity and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected and may continue to affect the operations of the FDA, EMA, and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130, the evolving COVID-19 pandemic has impacted the pace of enrollment and procedures in our clinical trials, as well as caused challenges in scheduling follow-up visits and managing other aspects of our clinical trials. We may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the COVID-19 pandemic, and federal, state, and local public health measures designed to mitigate the spread of the virus, have impacted and could continue to negatively impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these negative effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on whom we rely.

Risks Related to the Development of Our Product Candidates

None of our product candidates have been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any revenues from product sales and may never be profitable.

All our product candidates are in research or development. We have not generated any revenues from the sale of products or manufacturing of our product for a licensee and do not expect to generate any such revenue before 2022. Our lead product candidates, etranacogene dezaparvovec (also known as AMT-061) and AMT-130, and any of our other potential product candidates will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We may encounter substantial delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. For example, on December 21, 2020, our clinical trials of etranacogene dezaparvovec, including our HOPE-B trial, were put on clinical hold by the FDA. The clinical hold was initiated following the submission of a safety report in mid-December 2020 relating to a possibly related serious adverse event associated with a preliminary diagnosis of HCC, a form of liver cancer, in one patient in the HOPE-B trial that was treated with the etranacogene dezaparvovec in October 2019. The clinical hold could be maintained for an extended period of time or indefinitely. We cannot guarantee that any preclinical tests or clinical trials, including our clinical trials of etranacogene dezaparvovec, will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
●	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	delays in obtaining or failure to obtain required IRB and IBC approval at each clinical trial site;
●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, or our interpretation of data from preclinical studies and clinical trials or a finding that a product candidate’s benefits do not outweigh its safety risks;
●	delays in obtaining or failure to obtain required approvals from a DSMB or other required approvals;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;
●	difficulty or delays in patient recruiting into clinical trials or in the addition of new investigators;
●	the impact of the COVID-19 pandemic on the healthcare system or any clinical trial sites;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon product development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with manufacturing product candidates that meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including to pay substantial application user fees;
●	occurrence of serious adverse events or other undesirable side effects associated with a product candidate that are viewed to outweigh its potential benefits;
●	disagreements with regulatory authorities regarding the interpretation of our clinical trial data and results, or the emergency of new information about or impacting our product candidates;
●	determinations that there are issues with our manufacturing facility or process; or
●	changes in regulatory requirements and guidance, as well as new, revised, postponed, or frozen regulatory requirements, especially in light of the change in the United States administration, that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

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

Because of the nature of the gene therapies we are developing, regulators may also require us to demonstrate long-term gene expression, clinical efficacy, and safety, which may require additional or longer clinical trials, and which may not be able to be demonstrated to the regulatory authorities’ standards.

Our ability to recruit patients for our trials is often reliant on third parties, such as clinical trial sites. Clinical trial sites may not have the adequate infrastructure established to handle gene therapy products or may have difficulty finding eligible patients to enroll into a trial.

In addition, we, or any collaborators we may have may not be able to locate and enroll enough eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the United States and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Also, patients may be reluctant to enroll in gene therapy trials where there are other therapeutic alternatives available or that may become available, which may be for various reasons including uncertainty about the safety or effectiveness of a new therapeutic such as a gene therapy and the possibility that treatment with a gene therapy therapeutic could preclude future gene therapy treatments due to the formation of antibodies following and in response to the treatment.

Any inability to successfully initiate or complete preclinical and clinical development could result in additional costs to us or impair our ability to receive marketing approval, to generate revenues from product sales or obtain regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, including changes in the vector or manufacturing process used, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. It is also possible that any such manufacturing of formulation changes may have an adverse impact on the performance of the product candidate. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may materially harm our business, financial condition, and results of operations.

Our progress in early-stage clinical trials may not be indicative of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be indicative of progress in trials for other product candidates.

Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial, top-line, or interim results may not be confirmed upon full analysis of the complete study data. Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. Changes to product candidates may also impact their performance in subsequent studies.

By example, our initial clinical trials in hemophilia B were conducted with AMT-060. Following these studies, we made modifications to AMT-060, substituting two nucleotides in the coding sequence for FIX. This modified product candidate is etranacogene dezaparvovec. In 2017, we announced our plans to advance etranacogene dezaparvovec, which includes an AAV5 vector carrying the FIX-Padua transgene, into a pivotal study. While we believe etranacogene dezaparvovec and AMT-060, our product candidate that was previously studied in a Phase I/II study, have been demonstrated to be materially comparable in nonclinical studies and manufacturing quality assessments, it is possible that ongoing or future clinical studies of etranacogene dezaparvovec may show unexpected differences from AMT-060. Should these differences have an unfavorable impact on clinical outcomes, or should they not have their intended effect of increasing the product candidate’s FIX activity, they may adversely impact our ability to achieve regulatory approval or market acceptance of etranacogene dezaparvovec. We may also need to conduct additional or longer-term studies, which may delay regulatory submissions or approvals and which the regulatory authorities may ultimately not accept or approve.

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results during clinical trials, if these results are not reproducible or if our products show diminishing activity over time, our product candidates may not receive approval from the FDA or EMA. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections because of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in later-stage clinical trials with larger patient populations could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, where there are differences in the early-stage and late-stage trials, such as the differences between AMT-060 and AMT-061, regulatory authorities may require additional or longer-term data in late-stage trials, which may delay regulatory submissions or approvals and which the regulatory authorities may ultimately not accept or approve.

Fast track product, breakthrough therapy, priority review, or RMAT designation by the FDA, or access to the PRIME scheme by the EMA, for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

For drugs and biologics that have been designated as fast track products, RMAT, or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of fast track products, RMAT products, or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application and the FDA approves a schedule for the submission of the remaining sections. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review.

Designation as a fast track product, breakthrough therapy, RMAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the relevant criteria, the agency may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, the FDA may later decide that the products no longer meet the applicable conditions for qualification as either a fast track product, RMAT, or a breakthrough therapy or, for priority review products, decide that the period for FDA review or approval will not be shortened.

We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress these candidates through preclinical and clinical development ourselves or together with collaborators. Although we currently have a pipeline of programs at various stages of development, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. Research programs to identify new product candidates require substantial technical, financial, and human resources. We or any collaborators may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our business, results of operations and financial position and materially adversely affect our share price.

Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

We seek to expand our product pipeline from time to time in part by in-licensing the rights to key technologies, including those related to gene delivery, genes, and gene cassettes. The future growth of our business will depend in significant part on our ability to in-license or otherwise acquire the rights to additional product candidates or technologies, particularly through our collaborations with academic research institutions. However, we may be unable to in-license or acquire the rights to any such product candidates or technologies from third parties on acceptable terms or at all. The in-licensing and acquisition of these technologies is a competitive area, and many more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be competitors may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our areas of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition, and prospects could suffer.

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

A small number of patients have experienced serious adverse events during our clinical trials of either AMT-060 (our first-generation hemophilia B gene therapy) or etranacogene dezaparvovec. Any adverse events in our clinical trials or those conducted by other parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in delay, a hold or termination of our clinical trials, increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition, and results of operations.

Certain of our product candidates may require medical devices for product administration and/or diagnostics, resulting in our product candidates being deemed combination products. This may result in the need to comply with additional regulatory requirements. If we are unable to meet these regulatory requirements, we may be delayed or not be able to obtain product approval.

Certain of our product candidates, such as AMT-130, require medical devices, such as a stereotactic, magnetic resonance imaging guided catheter, for product administration.  Other of our product candidates may also require the use of a companion diagnostic device to confirm the presence of specific genetic or other biomarkers.  This may result in our product candidates being deemed to be combination products, potentially necessitating compliance with the FDA’s investigational device regulations, separate marketing application submissions for the medical device component, a demonstration that our product candidates are safe and effective when used in combination with the medical devices, cross labeling with the medical device, and compliance with certain of the FDA’s device regulations.  If we are not able to comply with the FDA’s device regulations, if we are not able to effectively partner with the applicable medical device manufacturers, if we or any partners are not able to obtain any required FDA clearances or approvals of the applicable medical devices, or if we are not able to demonstrate that our product candidates are safe and efficacious when used with the applicable medical devices, we may be delayed in or may never obtain FDA approval for our product candidates, which would materially harm our business.

Moreover, certain of our delivery modalities, such as direct delivery of product candidates to the brain, may require significant physician ability and skill.  If physicians are not able to effectively deliver our product candidates to the applicable site of action or if delivery modalities are too difficult, we may never be able to obtain approval for our product candidates, may be delayed in obtaining approval, or, following approval, physicians may not adopt our product candidates, any of which may materially harm our business.

Risks Related to Our Manufacturing

Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or maintain these approvals our business could be materially harmed.

Our manufacturing facility in Lexington is subject to ongoing regulation and periodic inspection by the FDA, EMA, and other regulatory bodies to ensure compliance with current cGMP. Moreover, before approving a BLA for any product candidate, the FDA will inspect our manufacturing facility and processes. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

Failure to comply with applicable regulations could also result in the FDA, EMA, or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating or recommending product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions, among other outcomes. Poor control of production processes can also lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing and that could have an adverse effect on clinical studies, or patient safety or efficacy. Moreover, if our manufacturing facility is not able to follow regulatory requirements, we may need to implement costly and time-consuming remedial actions. Any of the foregoing could materially harm our business, financial condition, and results of operations.

Moreover, if we are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, our development program and eventual commercial prospects will be harmed.  If we cannot produce an adequate amount of our product candidates in compliance with the applicable regulatory requirements, we may need to contract with a third party to do so, in which case third party manufacturers may not be available or available on favorable terms.  The addition of a new manufacturer may also require FDA approvals, which we may not be able to obtain.

Gene therapies are complex and difficult to manufacture. We could experience capacity, production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business.

The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all our manufacturing processes, which may result in delays in obtaining regulatory approvals or otherwise adversely affect our ability to manufacture sufficient quantities of our products.

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

Our development and manufacturing processes involve the use of viruses, chemicals, other (potentially) hazardous materials and produce waste products. Accordingly, we are subject to national, federal, state, and local laws and regulations in the United States and the Netherlands governing the use, manufacture, distribution, storage, handling, treatment, and disposal of these materials. In addition to ensuring the safe handling of these materials, applicable requirements require increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for damages that result, and any such liability could exceed our assets and resources, and could result in material harm to our business, financial condition, and results of operations.

Our resources might be adversely affected if we are unable to validate our manufacturing processes or develop new processes to meet our product supply needs and obligations.

The manufacture of our AAV gene therapies, including etranacogene dezaparvovec, is complex and requires significant expertise.  Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  In the past, we have manufactured certain batches of etranacogene dezaparvovec, and other product candidates, intended for nonclinical, clinical and process validation purposes that have not met all of our pre-specified quality parameters.  To meet our expected future production needs and our regulatory filing timelines for etranacogene dezaparvovec, as well as other gene therapy product candidates, we will need to complete the validation of our existing manufacturing processes as well as to develop larger scale manufacturing processes. If we are unable to consistently manufacture etranacogene dezaparvovec, or other gene therapy product candidates, in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes, to meet our production needs, to file our BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties, including with CSL Behring in return for supplying etranacogene dezaparvovec following regulatory approval.

Risks Related to Regulatory Approval of Our Products

We cannot predict when or if we will obtain marketing approval to commercialize a product candidate.

The development and commercialization of our product candidates, including their design, testing, manufacture, safety, efficacy, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, the EMA, and other regulatory agencies of the member states of the European Union, and similar regulatory authorities in other jurisdictions. Failure to obtain marketing approval for a product candidate in a specific jurisdiction will prevent us from commercializing the product candidate in that jurisdiction.

The process of obtaining marketing approval for our product candidates in the United States, the European Union, and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical, or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

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

We believe that all our current product candidates will be viewed as gene therapy products by the applicable regulatory authorities. While there are a number of gene therapy product candidates under development, in the United States, the FDA has only approved a limited number of gene therapy products, to date. Accordingly, regulators, like the FDA, may have limited experience with the review and approval of marketing applications for gene therapy products.

Both the FDA and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates that are difficult to predict. The FDA and the EMA have issued various guidance documents pertaining to gene therapy products, with which we likely must comply to gain regulatory approval of any of our product candidates in the United States or European Union, respectively. The close regulatory scrutiny of gene therapy products may result in delays and increased costs and may ultimately lead to the failure to obtain approval for any gene therapy product.

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the United States, there have been a number of recent changes relating to gene therapy development. By example, FDA issued a number of new guidance documents on human gene therapy development, one of which was specific to human gene therapy for hemophilia and another of which was specific to rare diseases. Moreover, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources, and ultimately result in rejection. The FDA, EMA, and other regulatory authorities will likely continue to revise and further update their approaches to gene therapies in the coming years. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. While certain of our product candidates have received orphan drug designation, there is no guarantee that we will be able to receive such designations in the future. The FDA may grant orphan designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the United States for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority.

Moreover, while orphan drug designation neither shortens the development or regulatory review time, nor gives the product candidate advantages in the regulatory review or approval process, generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that period. The FDA and the EMA, however, may subsequently approve a similar drug or same drug, in the case of the United States, for the same indication during the first product's market exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. Orphan exclusivity in the United States also does not prevent the FDA from approving another product that is considered to be the same as our product candidates for a different indication or a different product for the same orphan indication.  If another product that is the same as ours is approved for a different indication, it is possible that third-party payors will reimburse for products off-label even if not indicated for the orphan condition.

Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if the incidence and prevalence of patients who are eligible to receive the drug in these markets materially increase. The inability to obtain or failure to maintain adequate product exclusivity for our product candidates could have a material adverse effect on our business prospects, results of operations and financial condition.

Additionally, regulatory criteria with respect to orphan products is evolving, especially in the area of gene therapy.  By example, in the United States, whether two gene therapies are considered to be the same for the purpose of determining clinical superiority is subject to change, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Accordingly, whether any of our product candidates will be deemed to be the same as another product or product candidate is uncertain.

As appropriate, we intend to seek all available periods of regulatory exclusivity for our product candidates. However, there is no guarantee that we will be granted these periods of regulatory exclusivity or that we will be able to maintain these periods of exclusivity.

The FDA grants product sponsors certain periods of regulatory exclusivity, during which the agency may not approve, and in certain instances, may not accept, certain marketing applications for competing drugs. For example, biologic product sponsors may be eligible for twelve years of exclusivity from the date of approval, seven years of exclusivity for drugs that are designated to be orphan drugs, and/or a six-month period of exclusivity added to any existing exclusivity period for the submission of FDA requested pediatric data. While we intend to apply for all periods of market exclusivity that we may be eligible for, there is no guarantee that we will be granted any such periods of market exclusivity. By example, regulatory authorities may determine that our product candidates are not eligible for periods of regulatory exclusivity for various reasons, including a determination by the FDA that a BLA approval does not constitute a first licensure of the product. Additionally, under certain circumstances, the FDA may revoke the period of market exclusivity. Thus, there is no guarantee that we will be able to maintain a period of market exclusivity, even if granted. In the case of orphan designation, other benefits, such as tax credits and exemption from user fees may be available. If we are not able to obtain or maintain orphan drug designation or any period of market exclusivity to which we may be entitled, we could be materially harmed, as we will potentially be subject to greater market competition and may lose the benefits associated with programs. It is also possible that periods of exclusivity will not adequately protect our product candidates from competition. For instance, even if we receive twelve years of exclusivity from the FDA, other applicants will still be able to submit and receive approvals for versions of our product candidates through a full BLA.

If we do not obtain or maintain periods of market exclusivity, we may face competition sooner than otherwise anticipated.  For instance, in the United States, this could mean that a competing biosimilar product may be able to submit an application to the FDA and obtain approval. This may require that we undertake costly and time-consuming patent litigation, to the extent available, or defend actions brought by the biosimilar applicant for declaratory judgement. If a biosimilar product does enter the market, it is possible that it could be substituted for one of our product candidates, especially if it is available at a lower price.

It is also possible that, at the time we obtain approval of our product candidates, regulatory laws and policies around exclusivities may have changed. For instance, there have been efforts to decrease the United States period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity.

Risks Related to Commercialization

If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	closing and successful execution of our transaction with CSL Behring for the commercialization of etranacogene dezaparvovec;
●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities of our products according to required quality specifications;
●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	obtaining and maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;

●	effectively competing with existing therapies and gene therapies based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	achieve optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	any price concessions, rebates, or discounts we may need to provide;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

By example, even if our product candidates are approved, they may be subject to limitations that make commercialization difficult. There may be limitations on the indicated uses and populations for which the products may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy, or REMS, to monitor the safety or efficacy of the products. Failure to achieve or implement any of the above elements could result in significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business.

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

Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The use of such data involves risks and uncertainties and is subject to change based on various factors. Our estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, reimbursement may not be sufficient to sustain a viable business for all sub populations being studied, or new patients may become increasingly difficult to identify or access, any of which could adversely affect our results of operations and our business.

The addressable markets for AAV-based gene therapies may be impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid may not be eligible for administration of a gene therapy that includes this particular capsid. For example, etranacogene dezaparvovec, our gene therapy candidate for hemophilia B patients, incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for pre-existing anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. Although we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, suggesting that patients who have anti-AAV5 antibodies may still be eligible for AAV5-based gene therapies, since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, we do not know if future clinical studies will confirm these results. This may limit the addressable market for etranacogene dezaparvovec and any future revenues derived from the sale of the product, if approved.

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

A failure to gain market acceptance for any of the above reasons, or any reasons at all, by a gene therapy for which we receive regulatory approval would likely hinder our ability to recapture our substantial investments in that and other gene therapies and could have a material adverse effect on our business, financial condition, and results of operation.

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

We may enter into collaborations regarding our other product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing, and sales operations to recruit, hire, train and retain marketing and sales personnel. We also may face competition in any search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected, and our business may suffer.

We focus our research and product development on treatments for severe genetic and orphan diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, any of which could adversely affect our business, financial condition, results of operations and prospects.

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

Ethical, legal, and social issues may reduce demand for any gene therapy products for which we obtain marketing approval.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements which may make it more difficult or expensive to export or import products and supplies to or from the United States;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, and fires.

We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.

The development and commercialization of new biotechnology and biopharmaceutical products, including gene therapies, is highly competitive. We may face intense competition with respect to our product candidates, as well as with respect to any product candidates that we may seek to develop or commercialize in the future, from large and specialty pharmaceutical companies and biotechnology companies worldwide, who currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. In recent years, there has been a significant increase in commercial and scientific interest and financial investment in gene therapy as a therapeutic approach, which has intensified the competition in this area.

We are aware of numerous companies focused on developing gene therapies in various indications, including Applied Genetic Technologies Corp., Abbvie, Abeona Therapeutics, Adverum Biotechnologies, Ally Therapeutics, Apic Bio, Asklepios BioPharmaceutical, Astellas, AVROBIO, Bayer, Biogen, BioMarin, bluebird bio, CRISPR Therapeutics, Editas Medicine, Expression Therapeutics, Fate, Freeline Therapeutics, Generation Bio, Genethon, GlaxoSmithKline, Homology Medicines, Intellia Therapeutics, Johnson & Johnson, Krystal Biotech, Lexeo Therapeutics, LogicBio Therapeutics, Lysogene, MeiraGTx, Milo Biotechnology, Mustang Bio, Novartis, Orchard Therapeutics, Oxford Biomedica, Passage Bio, Pfizer, REGENXBIO, Renova Therapeutics, Roche, Rocket Pharmaceuticals, Sangamo Therapeutics, Sanofi, Selecta Biosciences, Sarepta Therapeutics, Sio Therapeutics, Solid Biosciences, SwanBio, Takeda, Taysha Gene Therapies, Ultragenyx, Vivet Therapeutics, and Voyager Therapeutics, as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition with respect to the treatment of some of the diseases that we are seeking to target with our gene therapies from protein, nucleic acid, antisense, RNAi and other pharmaceuticals under development or commercialized at pharmaceutical and biotechnology companies such as Alnylam Pharmaceuticals, Bayer, BioMarin, CSL Behring, Dicerna Pharmaceuticals, Ionis Pharmaceuticals, Novartis, Novo Nordisk, Pfizer, Translate Bio, Roche, Sanofi, Sobi, Takeda, WaVe Life Sciences, and numerous other pharmaceutical and biotechnology firms.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. Our competitors also may obtain FDA, EMA, or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. A competitor approval may also prevent us from entering the market if the competitor receives any regulatory exclusivities that block our product candidates. Because we expect that gene therapy patients may generally require only a single administration, we believe that the first gene therapy product to enter the market for a particular indication will likely enjoy a significant commercial advantage and may also obtain market exclusivity under applicable orphan drug regimes.

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, or development milestones. These development milestones may include the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, and approval for commercial sale. From time to time, we publicly announce the expected timing of some of these milestones. All these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones, including those that are publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.

We rely on third parties, study sites, and others to conduct, supervise, and monitor our preclinical and clinical trials for our product candidates and do not currently plan to independently conduct clinical or preclinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical and scientific institutions, and clinical and preclinical investigators, to conduct our preclinical studies and clinical trials.

While we have agreements governing the activities of such third parties, we have limited influence and control over their actual performance and activities. For instance, our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.

Our reliance on these third-parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under GMP conditions. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

We also rely on other third parties to store and distribute our products for the clinical and preclinical trials that we conduct. Any performance failure on the part of our distributors could delay development, marketing approval, or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

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

Any collaboration may pose several risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	we may have limited or no control over the design or conduct of clinical trials sponsored by collaborators;
●	we may be hampered from entering into collaboration arrangements if we are unable to obtain consent from our licensors to enter into sublicensing arrangements of technology we have in-licensed;
●	if any collaborator does not conduct the clinical trials they sponsor in accordance with regulatory requirements or stated protocols, we will not be able to rely on the data produced in such trials in our further development efforts;
●	collaborators may not perform their obligations as expected;
●	collaborators may also have relationships with other entities, some of which may be our competitors;
●	collaborators may not pursue development and commercialization of any product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could develop, independently or with third parties, products that compete directly or indirectly with our products or product candidates, if, for instance, the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	our collaboration arrangements may impose restrictions on our ability to undertake other development efforts that may appear to be attractive to us;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights that achieves regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with collaborators, including over proprietary rights, contract interpretation or the preferred course of development, could cause delays or termination of the research, development or commercialization of product candidates, lead to additional responsibilities for us, delay or impede reimbursement of certain expenses or result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our rights or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may in some cases be terminated for the convenience of the collaborator and, if terminated, we could be required to expend additional funds to pursue further development or commercialization of the applicable product or product candidates.

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

We currently are heavily reliant upon licenses of proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our manufacturing process, our vector platform, our gene cassettes, and the therapeutic genes of interest we are using. These and other licenses may not provide adequate rights to use such technology in all relevant fields of use. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

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

Our licensing arrangements with third parties may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements either in part or in whole, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Successful challenges to our patents may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

The patent prosecution process is expensive, time-consuming, and uncertain, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Additionally, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, EU patent law with respect to the patentability of methods of treatment of the human body is more limited than U.S. law. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after their priority date, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions or that we were the first to file for patent protection of the inventions claimed in our owned or licensed patents or pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the European Union, the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection. Our inability to obtain and maintain appropriate patent protection for any one of our products could have a material adverse effect on our business, financial condition, and results of operations.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, increase our operating losses, reduce available resources, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have an adverse effect on the price of our ordinary shares.

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

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. Our agreements with employees also provide that any inventions conceived by the individual while rendering services to us will be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants, or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

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

Because we collaborate from time to time with various organizations and academic research institutions on the advancement of our gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, materials transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our collaborators, advisors, and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, if we are notified in advance and may delay publication for a specified time to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements.

Some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those with whom they communicate, from using that technology or information to compete with us.

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

Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide for which medications they will pay and, subsequently, establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures and negotiating or requiring payment of manufacturer rebates. Increasingly, third party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications. Additionally, in the United States and some foreign jurisdictions, pending or potential legislative and regulatory changes regarding the healthcare system and insurance coverage could result in more rigorous coverage criteria and downward pressure on drug prices, and may affect our ability to profitably sell any products for which we obtain marketing approval. For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita GDP-adjusted price of any non-U.S. member country of the OECD with a GDP per capita that is at least sixty percent of the U.S. GDP per capita.

The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begins only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the European Union, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company's profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. Because of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners' commercial launch of the product in a particular jurisdiction. In addition, we or any collaborator may elect to reduce the price of our products to increase the likelihood of obtaining reimbursement approvals. If countries impose prices, which are not sufficient to allow us or any collaborator to generate a profit, we or any collaborator may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third party payers, our ability to market and sell our products could be adversely affected and our business could be harmed.

Due to the generally limited addressable market for our target orphan indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to pricing and reimbursement for these product candidates.

The relatively small market size for orphan indications and the potential for long-term therapeutic benefit from a single administration present challenges to pricing review and negotiation of our product candidates for which we may obtain marketing authorization. Most of our product candidates target rare diseases with relatively small patient populations. If we are unable to obtain adequate levels of reimbursement relative to these small markets, our ability to support our development and commercial infrastructure and to successfully market and sell our product candidates for which we may obtain marketing approval could be adversely affected.

We also anticipate that many or all our gene therapy product candidates may provide long-term, and potentially curative benefit, with a single administration. This is a different paradigm than that of other pharmaceutical therapies, which often require an extended course of treatment or frequent administration. As a result, governments and other payers may be reluctant to provide the significant level of reimbursement that we seek at the time of administration of our gene therapies or may seek to tie reimbursement to clinical evidence of continuing therapeutic benefit over time. Additionally, there may be situations in which our product candidates will need to be administered more than once, which may further complicate the pricing and reimbursement for these treatments. In addition, considering the anticipated cost of these therapies, governments and other payers may be particularly restrictive in making coverage decisions. These factors could limit our commercial success and materially harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses to date, expect to incur losses over the next several years and may never achieve or maintain profitability.

We had a net loss of $125.0 million in the year ended December 31, 2020, $124.2 million in 2019 and $83.3 million in 2018. As of December 31, 2020, we had an accumulated deficit of $784.7 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 in the event of the closing of the transactions contemplated by the CSL Behring Agreement.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130, our Huntington’s disease gene therapy program;
●	Build-out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec in the event that the transactions contemplated by the CSL Behring Agreement do not close) that successfully complete clinical trials;

●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to expand, enhance, and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations.

We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant expenses in connection with our on-going activities and that we will likely need to obtain substantial additional funding in connection with our continuing operations, in particular if the CSL Behring transaction does not close. In addition, we have based our estimate of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our Second Amended and Restated Loan and Security Agreement (as amended, the “2018 Amended Facility”) and our 2021 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to issue additional equity, relinquish valuable rights to our technologies, future revenue streams, products, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, which would have a negative impact on our financial condition, results of operations and cash flows.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2020, we had $35.0 million of outstanding principal of borrowings under the 2018 Amended Facility, which following our January 2021 amendment we are required to repay in June 2023. In January 2021 we drew down a further $35.0 million from Hercules. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under our existing debt could result in an event of default and acceleration of amounts due. Under the 2018 Amended Facility as well as the 2021 Amended Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets, or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable laws and regulations could involve substantial costs. If our operations, or the activities of our collaborators, distributors or other third-party agents are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs and the curtailment or restructuring of our operations. The costs associated with any of these actions could be substantial and could cause irreparable harm to our reputation or otherwise have a material adverse effect on our business, financial condition, and results of operations.

We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.

Many national and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect in May 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of EUR 20.0 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with, risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition, and results of operations.

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

We face an inherent risk of product liability related to the testing of our product candidates in human clinical trials and in connection with product sales. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop or sell;
●	injury to our reputation and significant negative media attention;
●	negative publicity or public opinion surrounding gene therapy;
●	withdrawal of clinical trial participants or sites, or discontinuation of development programs;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	initiation of investigations, and enforcement actions by regulators; and product recalls, withdrawals, revocation of approvals, or labeling, marketing, or promotional restrictions;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to further develop or commercialize any products that we develop.

Dependent upon the country where the clinical trial is conducted, we currently hold coverages ranging from EUR 500,000 to EUR 6,500,000 per occurrence and per clinical trial. Such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event insurance coverage is insufficient to cover liabilities that we may incur, it could have a material adverse effect on our business, financial condition, and results of operations.

Healthcare legislative and regulatory reform measures may have a material adverse effect on our financial operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations, or financial results. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, is a sweeping measure intended to, among other things, expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law may affect us and increase certain of our costs.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement our customers may receive for our products. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 117th U.S. Congress and under the Biden Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. The increased number of employees working remotely due to COVID-19 might increase our vulnerability to the above risk.

While we have not experienced a system failure, accident, cyber-attack, or security breach that has resulted in a material interruption in our operations to date, we have experienced and addressed recent system failures, cyber-attacks, and security breaches. In the future, such events could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets, data, or other proprietary information or other similar disruptions. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product and product candidates could be delayed.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and technical staff and to attract, retain and motivate qualified personnel.

We are highly dependent on hiring, training, retaining, and motivating key personnel to lead our research and development, clinical operations, and manufacturing efforts. Although we have entered into employment agreements with our key personnel, each of them may terminate their employment on short notice. We do not maintain key person insurance for any of our senior management or employees.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through February 25, 2021, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on February 25, 2021, was $37.00 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	public perception of gene therapy;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the European Union, the United States, and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	mergers, acquisitions, licensing, and collaboration activity among our peer companies in the pharmaceutical and biotechnology sectors; and
●	general economic, industry and market conditions.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 50.3% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at December 31, 2020. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we could experience material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our ordinary shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from The Nasdaq Global Select Market, regulatory investigations and civil or criminal sanctions. Our reporting and compliance obligations may place a significant strain on our management, operational and financial resources, and systems for the foreseeable future.

Risks for U.S. Holders

We have in the past qualified and in the future may qualify as a passive foreign investment company, which may result in adverse U.S. federal income tax consequence to U.S. holders.

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualified as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016 but not in 2017, 2018, 2019 or 2020. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

The U.S. federal income tax rules relating to PFICs are complex. U.S. holders are urged to consult their tax advisors with respect to the purchase, ownership and disposition of our shares, the possible implications to them of us being treated as a PFIC (including the availability of applicable election, whether making any such election would be advisable in their particular circumstances) as well as the federal, state, local and foreign tax considerations applicable to such holders in connection with the purchase, ownership, and disposition of our shares.

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

Although we now report as a U.S. domestic filer for SEC purposes, our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees, and other stakeholders and not only those of our shareholders (as would be required under the law of most U.S. jurisdictions). As a result of these considerations our directors may take action that would be different than those that would be taken by a company organized under the law of some U.S. jurisdictions.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Lexington, Massachusetts / United States

We operate an 83,998 square feet GMP qualified manufacturing facility that we lease in Lexington, Massachusetts. In November 2018, we extended and expanded the facility by leasing an additional 30,655 square feet (as from June 1, 2019 onwards) of the same building. The expanded and extended lease for the facility terminates in June 2029, and subject to the provisions of the lease, may be renewed for two subsequent five-year terms.

Amsterdam / The Netherlands

In 2016, we entered into leases for a total of approximately 111,000 square feet facility in Amsterdam. The lease for this facility terminates in 2032, with an option to extend in increments of five-year periods.

In December 2017, we entered into an agreement to sub-lease three of the seven floors of our Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031 as well as an option that has expired to break the lease prior to December 31, 2020 subject to the lessee paying a penalty and breaking certain financial covenants. In February 2020, we amended the sub-lease agreement to take back one of the three floors effective March 1, 2020.

We believe that our existing facilities are adequate to meet current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

Item 3.  Legal Proceedings.

On or about February 22, 2021, Pavlina Konstantinova, VectorY B.V., and Forbion International Management B.V. commenced a summary proceeding in the Netherlands primarily seeking an order: (i) allowing VectorY and Dr. Konstantinova to continue their employment relationship; (ii) suspending the non-competition agreement between uniQure biopharma B.V. and Dr. Konstantinova; and (iii) precluding any monetary penalties pursuant to that non-competition agreement. The complaint also seeks payment of the costs of legal proceedings and a monetary monthly payment to Dr. Konstantinova in lieu of a promise by uniQure biopharma B.V. to release Dr. Konstantinova from her obligations under the non-competition agreement. The proceeding stems from a dispute between us, Dr. Konstantinova, VectorY and Forbion International Management B.V. over the hiring by VectorY of Dr. Konstantinova and several other former uniQure employees, which we believe is in violation of the employment agreements of those employees and involves the misappropriation of our proprietary resources. We believe that Forbion International Management B.V. is an affiliate of the Forbion group of companies that collectively own more than five percent of our outstanding ordinary shares.  We are unable to express a view as to the likely outcome of this proceeding at this time.

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

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we have not issued any securities that were not registered under the Securities Act.

Issuer Share Repurchases

We did not make any purchases of our ordinary shares during the year ended December 31, 2020. Our affiliates made purchases of our ordinary shares as described in “Unregistered Sales of Equity Securities” above.

Holders

As of February 25, 2021, there were approximately seven holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Share Performance Graph

The following graph compares the performance of our ordinary shares (“QURE”) for the periods indicated with the performance of the NASDAQ Composite Index (“˄IXIC”) and the Nasdaq biotechnology index (“˄NBI”). This graph assumes an investment of $100 after market closed December 31, 2015 in each of our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index, and assumes reinvestment of dividends, if any. The performance of our ordinary shares shown on the graph below is not necessarily indicative of the future performance of our ordinary shares. This graph is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.  Selected Financial Data

Not applicable.

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

Except for the historical information contained herein, the matters discussed in this MD&A may be deemed to be forward-looking statements. Forward-looking statement are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a leader in the field of gene therapy, seeking to develop single treatments with potentially curative results for patients suffering from genetic and other devastating diseases. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which we intend to license to CSL Behring pursuant to the CSL Behring Agreement, and Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, cGMP-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Business developments

Below is a summary of our recent significant business developments:

CSL Behring commercialization and license agreement

On June 24, 2020, uniQure biopharma B.V., a wholly owned subsidiary of uniQure N.V., entered into the CSL Behring Agreement with CSL Behring pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, the Product.

Under the terms of the CSL Behring Agreement, we will receive a $450.0 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring agreement also provides that we will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

Pursuant to the CSL Behring Agreement, we will be responsible for the completion of the HOPE-B clinical trial, manufacturing process validation, and the manufacturing supply of the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization. Concurrently with the execution of the CSL Behring Agreement, we and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price. Clinical development and regulatory activities performed by us pursuant to the CSL Behring Agreement will be reimbursed by CSL Behring. CSL Behring will be responsible for global regulatory submissions and commercialization requirements for the Product.

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

Unless earlier terminated as described below, the CSL Behring Agreement will continue on a country-by-country basis until expiration of the royalty term in a country. The royalty term expires in a country on the later of (a) 15 years after the first commercial sale of the Product in such country, (b) expiration of regulatory exclusivity for the Product in such country and (c) expiration of all valid claims of specific licensed patents covering the Product in such country. Either we or CSL Behring may terminate the CSL Behring Agreement for the other party’s material breach if such breach is not cured within a specified cure period. In addition, if CSL Behring fails to commercialize the Product in any of a group of major countries for an extended period following the first regulatory approval of the Product in any of such group of countries (other than due to certain specified reasons) and such failure has not been cured within a specified cure period, then we may terminate the CSL Behring Agreement. CSL Behring may also terminate the CSL Behring Agreement for convenience.

On November 11, 2020, the ACCC determined, pursuant to section 50 of the Competition and Consumer Act 2010 of Australia, that it will not intervene in the CSL Behring Agreement. Thus, the ACCC has completed its review of the CSL Behring Agreement, and the transactions contemplated by the CSL Behring Agreement may close from the perspective of the Australian competition authority.

On November 24, 2020, the Competition and Markets Authority in the United Kingdom (the “CMA”) adopted a decision not to refer the CSL Behring Agreement for proceedings under section 33 of the Enterprise Act 2002 of the United Kingdom. The decision was made public by the CMA on January 6, 2021. Thus, the CMA has completed its review of the CSL Behring Agreement, and the transactions contemplated by the CSL Behring Agreement may close from the perspective of the United Kingdom competition authority.

On December 3, 2020, we and CSL Behring filed a premerger notification and report form under the HSR Act. On January 4, 2021, the FTC issued a Second Request under the HSR Act. The FTC similarly issued a Second Request to CSL Behring also with respect to the antitrust review of the CSL Behring Agreement. The effect of the Second Requests is to extend the waiting period imposed under the HSR Act until 30 days after all parties to the CSL Behring Agreement have substantially complied with the requests unless the waiting period is terminated earlier by the FTC or voluntarily extended by the parties.

The effectiveness of the transactions contemplated by the CSL Behring Agreement is contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom and certain provisions of the CSL Behring Agreement will not become effective until after we receive such regulatory approvals. Regulatory approval in the United States has not occurred to date.

Closing of the transaction is expected to materially impact our profitability and cash flows. Receipt of the $450.0 million payment due on closing would extend the funding of our operations from the second half of 2022 into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). However, we expect to continue to incur losses and to generate negative cash flows beyond the fiscal year in which we would close the transaction.

BMS collaboration

We and Bristol-Myers Squibb entered into a collaboration and license agreement in May 2015. BMS initially designated four Collaboration Targets in 2015 and in accordance with the terms of the BMS CLA could have designated a fifth to tenth Collaboration Target.

In February 2019, BMS requested a one-year extension of the initial research term. In April 2019, following an assessment of the progress of this collaboration and our expanding proprietary programs, we notified BMS that we did not intend to agree to an extension of the initial research term. Accordingly, the initial four-year research term under the collaboration terminated on May 21, 2019.

On December 1, 2020, we and BMS amended the BMS CLA. Following the amendment BMS is no longer entitled to designate a fifth to tenth Collaboration Target and as such we are no longer entitled to receive an aggregate $16.5 million in target designation payments for the research, development, and regulatory milestone payments related to the fifth to tenth Collaboration Targets. For a period of one year from the effective date of the amended BMS CLA, BMS may replace up to two of the four active Collaboration Targets with two new targets in the field of cardiovascular disease. We continue to be entitled to receive up to $217.0 million for each of the four Collaboration Targets if defined milestones are achieved, as well as royalties on net sales associated with any Collaboration Target. On December 17, 2020, BMS designated one of the four Collaboration Targets as a candidate to advance into IND-enabling studies entitling the Company to receive a $4.4 million research milestone payment. The Company recorded the $4.4 million as License Revenue in the twelve-month period ended December 31, 2020.

The amended BMS CLA does not extend the initial research term. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) either (A) three years after the last replacement target has been designated by BMS during the one-year replacement period following the amended BMS CLA effective date or (B) three years if no replacement targets are designated during this one-year period and BMS continues to reimburse us for these services.

For as long as any of the four Collaboration Targets are being advanced, BMS may place a purchase order to be supplied with research, clinical and commercial supplies. Subject to the terms of the amended BMS CLA, BMS has the right to terminate the research, clinical and commercial supply relationships, and has certain remedies for failures of supply, up to and including technology transfer for any such failure that otherwise cannot be reasonably resolved. Both we and BMS may agree to a technology transfer of manufacturing capabilities pursuant to the terms of the amended BMS CLA.

The amended BMS CLA also terminated two warrants to increase BMS ownership in the Company to up to 19.9% through purchasing a specific number of our ordinary shares following the designation of a seventh and a tenth Collaboration Target, respectively. We and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to the earlier of (i) December 1, 2026 and (ii) BMS’ delivery of a target cessation notice for all four Collaboration Targets, we (or our third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds. We have not consummated any change of control transaction as of December 31, 2020 that would obligate us to make a payment to BMS.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

In August 2018, we initiated a Phase IIb dose-confirmation study of etranacogene dezaparvovec and in September 2018, we completed the dosing for that study. In February, May, July, and December 2019, and in December 2020, we presented updated data from the Phase IIb dose-confirmation study of etranacogene dezaparvovec. The most recent data that we announced from the Phase IIb study of etranacogene dezaparvovec show that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec. Mean FIX activity was 44.2% of normal two years after administration, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 44.7% of normal, the second patient was 51.6% of normal and the third patient was 36.3% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. At two years after dosing, two of the three participants remain free from bleeds and use of FIX replacement therapy. A single bleed has been reported in one participant, who has used a total of two FIX infusions (excluding surgery). All patients have remained free of prophylaxis in the two years since receiving etranacogene dezaparvovec.

In June 2018, we initiated the six-month lead-in period of our HOPE-B trial. The HOPE-B trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec. After the six-month lead-in period, patients received a single intravenous administration of etranacogene dezaparvovec. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial based on their titers.

The primary endpoints of the study are based on the FIX activity level achieved following the administration of etranacogene dezaparvovec after 26 weeks and 52 weeks after dosing as well annualized bleed rates during the 52 weeks after dosing.

In March 2020, we completed dosing of the 54 patients in the HOPE-B trial. The targeted number of patients to be dosed per the clinical trial protocol was 50. In December 2020, we announced top-line data from the HOPE-B trial. The 26-week follow-up date from the trial showed that FIX activity in the 54 patients increased after dosing from ≤ 2% to a mean of 37.2% at 26 weeks, meeting a first primary endpoint of the HOPE-B trial. No correlation between pre-existing neutralizing antibodies and FIX activity was found in patients with neutralizing antibody titers up to 678.2, a range expected to include more than 95% of the general population; one patient with a neutralizing antibody titer of 3,212.3 did not show an increase in FIX activity. Less than 1% of the general population is expected to have neutralizing antibody titers of greater than 3,000.

During the 26-week period after dosing, 15 patients (28%) reported a total of 21 bleeding events, representing a reduction of 83% compared to the 123 bleeding events reported by 38 patients (70%) during the observational lead-in phase of the trial. Total bleeds include any bleeding event reported after the treatment of etranacogene dezaparvovec, including spontaneous, traumatic, and those associated with unrelated medical procedures, whether or not FIX treatment was required. Of the total bleeding events reported during the 26-week period after dosing, only three were classified as spontaneous bleeds requiring treatment, representing a reduction of 92% compared to the 37 such bleeding events reported during the observational lead-in phase. Mean annualized usage of FIX replacement therapy, a secondary endpoint in the clinical trial, declined by 96% during the 26-week period after dosing compared to the observational lead-in phase. Etranacogene dezaparvovec was generally well-tolerated. As of the November 2020 cut-off date, most adverse events were classified as mild (81.5%). The most common events included transaminase elevation treated with steroids per protocol (9 patients; 17%), infusion-related reactions (7 patients; 13%), headache (7 patients; 13%) and influenza-like symptoms (7 patients; 13%). Liver enzyme elevations resolved with a tapering course of corticosteroids and FIX activity remained in the mild range in the steroid treated patients. No relationship between safety and neutralizing antibody titers was observed. Based on interactions with the FDA and the EMA, we plan to incorporate FIX activity and bleeding rates at 52 weeks as additional co-primary endpoints in the study.

On December 21, 2020, our clinical trials of etranacogene dezaparvovec, including our HOPE-B trial were placed on clinical hold by the FDA. The clinical hold was initiated following the submission of a safety report in mid-December relating to a possibly related serious adverse event associated with a preliminary diagnosis of HCC, a form of liver cancer, in one patient in the HOPE-B trial that was treated with etranacogene dezaparvovec in October 2019. The patient has multiple risk factors associated with HCC, including a twenty-five-year history of HCV, HBV, evidence of non-alcoholic fatty liver disease and advanced age. Chronic infections with hepatitis B and C have been associated with approximately 80% of HCC cases.

The liver lesion was detected during a routine abdominal ultrasound conducted as part of the required study assessments in patients at one-year post dosing. A surgical resection of the lesion has occurred, and an analysis of the tissue samples was initiated in early 2021. On February 19, 2021, we reported initial results from this analysis to the FDA in accordance with pharmacovigilance requirements. We are gathering final data from these molecular analyses and will be preparing a detailed response to the FDA’s clinical hold questions regarding this event. Currently, we do not have adequate data to determine a possible causal relationship, especially in the context of the other known risk factors. We currently do not anticipate any impact on our regulatory submission timelines, including the filing of a BLA.

No other cases of HCC have been reported in our clinical trials conducted in more than 67 patients in hemophilia B, with some patients dosed more than 5 years ago.

Phase I/II Clinical Trial of AMT-060

In the third quarter of 2015, we initiated a Phase I/II clinical trial of AMT-060, our first-generation hemophilia B product candidate, in patients with severe or moderately-severe hemophilia B. We enrolled five patients into a low dose cohort in the third quarter 2015. Another five patients were enrolled into a high dose cohort between March and May 2016.

In December 2020, we presented five-year follow-up data related to this Phase I/II clinical trial. All 10 patients enrolled continue to show long-term clinical benefit, including sustained increases in FIX activity, reduced usage of FIX replacement therapy, and decreased bleeding frequency. At up to five years of follow-up, AMT-060 continues to be well-tolerated, with no new treatment-related adverse events since the last reported data and no development of inhibitors during the study.

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

On February 8, 2021, we announced that the DSMB met and reviewed the six-month safety data from the first two enrolled patients and the 90-day safety data from the next two enrolled patients in the study. No significant safety concerns were noted to prevent further dosing, and the final six patients in the first cohort are now cleared for enrollment.

Preclinical programs

Spinocerebellar Ataxia Type 3 program (AMT-150)

AMT-150 is our novel gene therapy candidate for the treatment of SCA3, also known as Machado-Joseph disease, which is caused by a CAG-repeat expansion in the ATXN3 gene that results in an abnormal form of the protein ataxin-3.  AMT-150 is a one-time, intrathecally-administered, AAV gene therapy incorporating our proprietary miQURE silencing technology that is designed to halt ataxia in early manifest SCA3 patients.

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

In May 2020, we presented preclinical data at the ASGCT Annual Meeting, on our gene therapy candidate SCA3. In an in vivo preclinical study, six NHP received a one-time injection of AMT-150 via the cisterna magna to assess expression and distribution. Samples taken after eight weeks showed widespread transduction of the brain and spinal cord, with the highest genome copies found in the posterior fossa and cortical regions. In other preclinical studies, researchers evaluated AMT-150 in SCA3 mouse models, as well as human iPSC-derived neurons and astrocytes, to investigate potential off-target effects of AAV5-miATXN3. The iPSC-derived cell cultures, which were derived from two SCA3 patients, represent the most disease-relevant cell type for therapeutic targeting of AMT-150. A clear dose-dependent expression of miATXN3 was observed in the iPSC-derived neurons and astrocytes transduced with AMT-150. Mature miATXN3 molecules were also associated with extracellular vesicles that strongly correlated with the dose and miATXN3 expression, suggesting the potential therapeutic spread of the engineered miATXN3. Additionally, AMT-150 demonstrated ATXN3 knockdown in human neurons and various SCA3 mouse models with subsequent neuropathology improvement.

In September 2020, we initiated a safety and toxicology study of AMT-150 in NHP.

Fabry disease program (AMT-190)

AMT-190 is our novel gene therapy candidate for the treatment of Fabry disease. AMT-190 is a one-time, IV-administered, AAV5-based gene therapy.

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

Hemophilia A program (AMT-180)

In June 2020, we announced that we plan to de-prioritize our research program of AMT-180 for patients with hemophilia A, as part of our effort to focus on those gene therapy programs that have the greatest potential to improve patients’ lives and generate long-term value for shareholders.

Term loan facility

As of December 31, 2020, a $35.0 million term loan was outstanding in accordance with the 2018 Amended Facility between us and Hercules.

On January 29, 2021 we and Hercules entered into the 2021 Amended Facility. Pursuant to the 2021 Amended Facility, Hercules agreed to the 2021 Term Loan, increasing the aggregate principal amount of the term loan facility from $35.0 million to up to $135.0 million. On January 29, 2021 we drew down $35.0 million of the 2021 Term Loan. We may draw down the remaining $65.0 million under the 2021 Term Loan in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the 2021 Term Loan bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under the 2021 Term Loan is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the 2021 Term Loan may not be prepaid until six months after the Closing Date, following which we may prepay all such advances without charge.

In addition to the 2021 Term Loan, the amendment also extends the interest only payment period of the previously funded $35.0 million term loan from January 1, 2022 to June l, 2023. End of term charges in respect of advances under the 2021 Term Loan range from 1.65% to 6.85%, depending on the maturity date.

COVID-19 measures

Starting March 2020, we implemented measures to address the impact of COVID-19 on our business. We mandated a work-from-home policy for all non-essential employees at our Amsterdam and Lexington facilities when the pandemic began. We implemented a series of protocols governing the operations of our Lexington facility to comply with the requirements of the various orders and guidance from the Commonwealth of Massachusetts and other related orders, guidance, laws, and regulations. We supported our employees in setting up a healthy and efficient remote working environment. In conjunction with implementing this policy, we accelerated the roll-out of several information technology security measures such as dual factor authentication, to address the increased risks that to which we might be exposed as a result of remote working conditions. In addition, we conducted awareness training around cybersecurity for critical functions involved in making payments to vendors such as finance and supply chain. We continue to monitor local government rules and recommendations and office protocols will be aligned with these rules and recommendations.

We conduct frequent status video-meetings of local management at our two sites as well as leadership-team video meetings to implement these measures and to monitor the evolving situation. In addition, we inform our employees through periodic newsletters and have organized virtual local and global townhalls to share information and provide direction and support to our employees.

We started to reopen the Amsterdam and Lexington facilities in phases, in line with the reopening plans that are prescribed by the local government. Between June 1, 2020 until September 29, 2020, we encouraged our Amsterdam employees to work a minimum of two days per week from the office, and approximately 50% of local staff worked on site during that period. As of September 29, 2020, we reinstated the mandatory work-from-home policy that was initiated in March in Amsterdam to align with the updated Dutch government’s measures. Employees based in Amsterdam who cannot perform their duties outside of our Amsterdam facility will continue to work at our Amsterdam facility. We adapted to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and wellbeing of our employees under the current circumstances. All other employees in Amsterdam will work from home through at least the end of August 2021, partly in conjunction with the ongoing expansion of our laboratory space.

As a biopharma research and development company, we were deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020 and we therefore have maintained our manufacturing operations at our Lexington site. To ensure adequate social distancing in our Lexington facility, our COVID-19 protocols generally have limited occupancy to numbers below those allowed by the Massachusetts COVID-19 guidelines. In our Lexington facility, we currently have implemented an occupancy limitation of approximately 25%. Our employees that cannot perform their duties outside of our Lexington facility continue to work at our Lexington facility. All other employees are required to work remotely to the extent possible through at least the end of the second quarter of 2021. Our actual occupancy at the Lexington facility has been less than approximately 25% of our permitted occupancy during all phases of the Massachusetts reopening plan. We have also implemented a mandatory COVID-19 PCR testing protocol effective February 11, 2021 that requires employees to have tested negative for COVID-19 prior to entering the Lexington facility.

We have adapted our ongoing clinical research activities based on the directions and flexibility provided by the “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic” issued on March 18, 2020 and updated throughout the pandemic to minimize any risk, disruption or delay in either patient dosing or follow-up visits. These procedures occurred after a postponement that resulted from the COVID-19 pandemic and the associated states of emergency declarations in the United States.

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

Related party transaction

On December 1, 2020, we and BMS entered into the amended BMS CLA. All transactions subsequent to the effective date of the amended BMS CLA are considered to no longer be with a related party.

2020 Financial Highlights

Key components of our results of operations include the following:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Total revenues	$37,514	$7,281	$11,284
Research and development expenses	(122,400)	(94,737)	(74,809)
Selling, general and administrative expenses	(42,580)	(33,544)	(25,305)
Net loss	(125,024)	(124,201)	(83,304)

As of December 31, 2020, we had cash and cash equivalents of $244.9 million (December 31, 2019: $377.8 million). We had a net loss of $125.0 million in 2020, $124.2 million in 2019 and $83.3 million in 2018. As of December 31, 2020, we had an accumulated deficit of $784.7 million (December 31, 2019: $659.7 million).

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Build-out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates (including etranacogene dezaparvovec in the event that the transactions contemplated by the CSL Behring Agreement do not close) that successfully complete clinical trials;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Continue to expand, enhance, and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Acquire or in-license rights to new therapeutic targets or product candidates; and
●	Maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the treatment of the CSL Behring Agreement, the amended BMS CLA, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments, and estimates involved in the treatment of the CSL Behring Agreement, the amended BMS CLA, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842 to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

CSL Behring Agreement

The effectiveness of the transactions contemplated by the CSL Behring Agreement is contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom and certain provisions of the CSL Behring Agreement will not become effective until after we receive all such regulatory approvals. We obtained regulatory approvals in Australia and the United Kingdom prior to January 6, 2021. We received a Second Request from the FTC on January 4, 2021, and as such, regulatory approval in the United States has not occurred to date. We do not believe that the FTC will determine that the consummation of the transaction will result in a violation of the HSR Act. However, there can be no assurance as to the outcome of the Second Request.

As of December 31, 2020, we concluded that we have no enforceable right to receive the $450.0 million upfront payment, in accordance with the CSL Behring Agreement as payment is contingent upon the successful completion of reviews under the HSR Act. Therefore, we determined we will not recognize any revenue in relation to the upfront payment, the regulatory and sale milestone payments, or the royalties (together “CSL Behring License Revenue”) in accordance with ASC 606. We incurred $2.1 million of expenses related to obligations related to the CSL Behring Agreement that had not been satisfied as of December 31, 2020. We capitalized these expenses as we believe these qualify as contract fulfillment costs. As of December 31, 2020, we also recognized a $2.1 million receivable from CSL Behring for expenses for which we have a right of reimbursement as well as a contract liability for the same amount. In accordance with ASC 606, we cannot recognize any revenue in connection with the CSL Behring Agreement as of this date.

In accordance with our existing license and other agreements, we are contractually required to pay in total a low to high single digit percentage of any upfront payment to our licensors and financial advisor (“License Fees”). We did not record any License Fees in the year ended December 31, 2020, as we had not recognized the upfront payment as of this date.

Amended BMS CLA

In May 2015, we entered into a collaboration and license agreement and various related agreements with BMS, which we collectively refer to as the BMS CLA, which provided BMS with exclusive access to our gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple targets in cardiovascular and other diseases. The BMS CLA provided that we and BMS could have potentially collaborated on up to ten Collaboration Targets in total. The initial four-year research term under the collaboration terminated on May 21, 2019. During the initial research term of the BMS CLA, BMS, at its option, could purchase non-clinical, analytical and process development effort services. For any Collaboration Targets that might have been advanced, BMS could have purchased clinical and commercial supplies from us. BMS reimbursed us for the services in support of the collaboration during the initial research term, and leads the development, regulatory and commercial activities for any Collaboration Targets that are advanced.

On December 1, 2020, we and BMS amended the BMS CLA. Following the amendment BMS is no longer entitled to designate a fifth to tenth Collaboration Target and as such we are no longer entitled to receive an aggregate $16.5 million in target designation payments or research, development, and regulatory milestone payments related to the fifth and tenth Collaboration Targets. For a period of one year from the effective date of the amended BMS CLA, BMS may replace up to two of the four active Collaboration Targets with two new targets in the field of cardiovascular disease. We continue to be entitled to receive up to $217.0 million for each of the four Collaboration Targets if defined milestones are achieved, as well as royalties on net sales associated with any Collaboration Target.

We evaluated the impact of the amendment of the BMS CLA in relation to our performance obligation related to:

-	providing access to our technology and know-how in the field of gene therapy and participating in joint steering committee and other governing bodies (materially satisfied as of December 1, 2020) (“License Revenue”).

We did not identify any new distinct performance obligations and determined the amended BMS CLA did not represent a separate contract in accordance with ASC 606.  We evaluated the effect the modification has on our measure of progress towards the completion of our performance obligation in relation to License Revenue and recorded an adjustment to License Revenue as of December 1, 2020. The estimation of total services at the end of each reporting period involves considerable judgement.

The amount of services we expect to provide is significantly impacted by the number of Collaboration Targets that we estimate BMS would pursue. We considered that BMS may no longer designate potentially up to six Collaboration Targets in addition to the currently four active targets. We evaluated our obligations with respect to the two replacement cardiovascular indications that BMS might potentially designate until November 30, 2021, and the services we expected to perform in relation to participating in joint steering committee and other governing bodies as well as the effort required to actively contribute to the target selection process or the collaboration as a whole. Based on this we concluded that our remaining performance obligation is immaterial and adjusted our measure of progress accordingly. As such we recognized the remaining balance of unrecognized License Revenue as of November 30, 2020 of $27.8 million in profit and loss during the year ended December 31, 2020 as License Revenue from a related party.

In 2015 we granted BMS two warrants, which were terminated in connection with the amendment to the BMS CLA. We granted to BMS:

●	A warrant that allowed BMS to purchase a specific number of our ordinary shares such that its ownership would have equaled 14.9% immediately after such purchase (1st warrant”). The 1st warrant could have been exercised on the later of (i) the date on which we received from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designated the sixth new target (the seventh Collaboration Target).
●	A warrant that allowed BMS to purchase a specific number of our ordinary shares such that its ownership would have equaled 19.9% immediately after such purchase (“2nd warrant” and together with the 1st warrant, the “warrants”). The warrant could have been exercised on the later of (i) the date on which we received from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designated the ninth new target (the tenth Collaboration Target).

Pursuant to the terms of the BMS CLA the exercise price in respect of each warrant was equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $57.32 as of November 30, 2020) and (ii) the product of (A) 1.10 multiplied by (B) the volume weighted average price (“VWAP”) for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

We used Monte-Carlo simulations to determine the fair market value of the BMS warrants. The valuation model incorporated several inputs, the risk-free rate adjusted for the period affected, an expected volatility based on our historical volatility, the expected yield on any dividends and management’s expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as management’s expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. All of these represent Level 3 inputs. Additionally, the model assumed BMS would exercise the warrants only if it were financially rational to do so. The warrants could only have been exercised following the occurrence of events contractually defined in the warrant agreements. The probability of the occurrence of these events represented another significant unobservable input used in the calculation of the fair value of the warrants. The fair value of the warrants as of December 31, 2019 was $3.1 million. During the year ended December 31, 2020, we recognized a $3.1 million gain in non-operating income / expense (December 31, 2019: $2.3 million loss; December 31, 2018: $0.5 million gain) related to fair value changes of the BMS warrants. The gain recognized in the year ended December 31, 2020 includes $0.8 million from the derecognition of the BMS warrants on December 1, 2020.

On December 1, 2020, we and BMS terminated the BMS warrants and agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to the earlier of (i) December 1, 2026 and (ii) BMS’ delivery of a target cessation notice for all four Collaboration Targets, uniQure (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). We have not consummated any change of control transaction as of December 31, 2020 that would obligate us to make a CoC-payment. We determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. We determined the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control event within the biotechnology industry. We estimated this unobservable input using the best information available as of December 1, 2020 and December 31, 2020. We obtained reasonably available market information that we believe market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and our judgment we estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of December 1, 2020 and December 31, 2020 was $2.6 million. We recorded a $2.6 million loss within “other non-operating expenses” in the twelve-month period ended December 31, 2020 related to the initial recognition of this derivative financial liability.

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

Corporate income taxes

We are subject to corporate taxes in the Netherlands and the United States of America. Significant judgment is required in determining the valuation allowance in relation to our net operating loss carry forwards. We have been incurring net operating losses in accordance with the respective corporate tax laws in almost all years since we founded our business. As of December 31, 2020, the total amount of net operating losses carried forward under the Dutch tax regime was $588.2 million and $42.3 million in the United States of America.

We reassessed the need for a full valuation allowance in conjunction with entering into the CSL Behring Agreement. The effectiveness of the transactions contemplated by the CSL Behring Agreement is contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. Regulatory approval in the United States has not occurred to date. We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. In making such a determination, we weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we continued to record a full valuation allowance as of December 31, 2020 in the Netherlands. As of December 31, 2020, our valuation allowance amounted to $150.1 million (2019: $109.9 million).

We recorded $16.4 million of deferred tax income in the year ended December 31, 2020 from releasing the full valuation allowance against our net deferred tax assets in the United States as of December 31, 2020. Our U.S. entity has generated taxable income in the fiscal years 2018, 2019 and 2020. Based on the current design of our worldwide operations, we expect to continue to generate taxable income in the U.S. during the foreseeable future and therefore determined that it is more likely than not that our U.S. deferred tax assets will be realized. Our U.S. deferred tax assets as of December 31, 2020 amount to $16.4 million.

Leases

On January 1, 2019, we adopted ASC 842, “Leases (Topic 842)”. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019, to operating leases that existed on that date. Comparative financial information related to profit and loss and cash flows for the twelve-month period ended December 31, 2018, was not recast under the new standard, and continues to be presented under ASC 840.

We measured the lease liability at the present value of the future lease payments as of January 1, 2019. We used an incremental borrowing rate to discount the lease payments. We derived the discount rate, adjusted for differences such as in the term and payment patterns, from our loan from Hercules Capital, which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018. We valued the right-of-use asset at the amount of the lease liability reduced by the remaining December 31, 2018 balance of lease incentives received. The lease liability is subsequently measured at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification, we will continue to utilize the January 1, 2019, incremental borrowing rate.

We recognize lease cost on a straight-line basis and present these costs as operating expenses within our Consolidated statements of operations and comprehensive loss. We present lease payments and landlord incentive payments within cash flows from operations within our Consolidated statements of cash flows.

Recent Accounting Pronouncements

ASU 2018-13: Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for us is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. ASU 2018-13 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

None.

Results of Operations

The following table presents a comparison of the twelve months ended December 31, 2020, 2019 and 2018.

	Year ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Total revenues	$37,514	$7,281	$11,284	$30,233	$(4,003)
Operating expenses:
Research and development expenses	(122,400)	(94,737)	(74,809)	(27,663)	(19,928)
Selling, general and administrative expenses	(42,580)	(33,544)	(25,305)	(9,036)	(8,239)
Total operating expenses	(164,980)	(128,281)	(100,114)	(36,699)	(28,167)
Other income	3,342	1,888	2,146	1,454	(258)
Other expense	(1,302)	(2,028)	(1,548)	726	(480)
Loss from operations	(125,426)	(121,140)	(88,232)	(4,286)	(32,908)
Non-operating items, net	(16,017)	(3,061)	5,159	(12,956)	(8,220)
Loss before income tax income / (expense)	$(141,443)	$(124,201)	$(83,073)	(17,242)	(41,128)
Income tax income / (expense)	16,419	—	(231)	16,419	231
Net loss	$(125,024)	$(124,201)	$(83,304)	$(823)	$(40,897)

Revenue

We recognize collaboration revenues associated with Collaboration Target-specific pre-clinical analytical development and process development activities that are reimbursable by BMS under the BMS CLA and the amended BMLS CLA as well as other related agreements. Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied.

We recognized license revenues associated with the amortization of the non-refundable upfront payment and target designation fees we received from BMS in 2015. We evaluated our outstanding performance obligation following the amendment of the BMS CLA on December 1, 2020 and determined that our remaining performance obligation is immaterial. We updated our measure of progress accordingly and amortized the remaining balance of unrecognized revenue as of December 1, 2020. In accordance with the amended BMS CLA, we continue to be eligible to receive research, development, and regulatory milestone payments as well as sales milestone payments and royalties for each of the four active Collaboration Targets if defined milestones are achieved in relation to the license to our technology and know-how. We will recognize revenue from these payments when earned or as sales occur.

Our revenue for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
License revenue	$37,319	$4,988	$7,528	$32,331	$(2,540)
Collaboration revenue	195	2,293	3,756	(2,098)	(1,463)
Total revenues	$37,514	$7,281	$11,284	$30,233	$(4,003)

We recognized $37.3 million, $5.0 million, and $7.5 million of license revenue for the year ended December 31, 2020, 2019 and 2018, respectively. The increase in license revenue in 2020 of $32.2 million compared to 2019 primarily resulted from $27.8 million of license revenue that we recognized as of the December 1, 2020 effective date of the amended BMS CLA as well as $4.4 million research milestone payment that we recorded in December 2020 following the designation of one of the four Collaboration Targets as a candidate to advance into IND-enabling studies. The decrease in license revenue in 2019 of $2.5 million compared to 2018 resulted from the termination of the S100A1 Collaboration Target and subsequent designation of a replacement target in 2019.

We recognized $0.2 million, $2.3 million, and $3.8 million of collaboration revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in collaboration revenue in 2020 of $2.1 million compared to 2019 was primarily related to the reduction of activities following the termination of the initial research term under the BMS CLA in May 2019. The decrease in collaboration revenue in 2019 of $1.5 million compared to 2018 resulted from the termination of the initial research term in May 2019 as well as the discontinuation of the S100A1 program in October 2018.

Research and development expenses

We expense research and development costs (“R&D”) as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	Employee-related expenses, including salaries, benefits, travel, and share-based compensation expense;
●	Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	Costs incurred to conduct consistency and comparability studies;
●	Costs incurred for the validation of our Lexington facility;
●	Costs incurred for the development and improvement of our manufacturing processes and methods;
●	Costs associated with our research activities for our next-generation vector and promoter platform;
●	Changes in the fair value of the contingent consideration related to our acquisition of InoCard (up to September 30, 2018) as well as the impairment of in process research and development acquired in the three-month period ended September 30, 2018;
●	Facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	Etranacogene dezaparvovec (hemophilia B). We have incurred costs related to the research, development, and production of etranacogene dezaparvovec for the treatment of hemophilia B. In June 2018, we initiated a pivotal study. We completed enrollment of the lead-in phase of the pivotal study in September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Following the completion of dosing we initiated activities related to the preparation of marketing authorization applications in the U.S. and EU, as well as other related undertakings. In September 2018, we completed patient dosing in our Phase IIb dose-confirmation study;
●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and have been incurring costs related to our Phase I/II trial since February 2019;
●	Preclinical research programs. We incur costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and
●	Technology platform development and other related research. We incur significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions, and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing, or cost of the development of any of our product candidates involves considerable judgement due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

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

Research and development expenses for the year ended December 31, 2020 were $122.4 million, compared to $94.7 million and $74.8 million for the years ended December 31, 2019 and 2018, respectively. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Year ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$21,458	$16,853	$8,677	$4,605	$8,176
Huntington's disease (AMT-130)	6,905	4,126	5,862	2,779	(1,736)
Programs in preclinical development and platform related expenses	6,518	5,710	2,491	808	3,219
Total direct research and development expenses	$34,881	$26,689	$17,030	$8,192	$9,659

Employee and contractor-related expenses	41,694	34,030	28,948	7,664	5,082
Share-based compensation expense	11,995	8,094	3,968	3,901	4,126
Facility expenses	17,390	15,181	12,961	2,209	2,220
Disposables	10,203	8,765	9,461	1,438	(696)
Other expenses	6,237	1,978	646	4,259	1,332
Termination benefits	—	—	96	—	(96)
Changes in fair value of contingent consideration	—	—	(3,800)	—	3,800
Impairment loss in process research and development asset	—	—	5,499	—	(5,499)
Total other research and development expenses	$87,519	$68,048	$57,779	$19,471	$10,269

Total research and development expenses	$122,400	$94,737	$74,809	$27,663	$19,928

Direct research and development expenses

Hemophilia B (AMT-060/061)

In the year ended December 31, 2020, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial and the preparations related to submissions of marketing authorization applications in the U.S. and EU. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Our expenses related to etranacogene dezaparvovec were largely unaffected by the COVID-19 pandemic as we completed enrollment prior to the lockdowns in those countries that we enroll patients. We implemented additional measures to minimize any risk, disruption, or delay on follow-up visits, and as of September 2020, we completed almost all follow-up visits according to our initial plan.

In addition, we continue to incur costs for the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. Our Phase IIb dose-confirmation study was initiated in January 2018 and dosing occurred in July and August 2018. Patients were dosed as part of our Phase I/II clinical trial of AMT-060 in 2015 and 2016. In the years ended December 31, 2018 and 2019, our external costs for our hemophilia B program were primarily related to the planning and execution of our Phase III and Phase IIb clinical trials.

Following the completion of patient enrollment into our HOPE-B trial we also started incurring costs related to preparation of a BLA and MAA and for commercialization of etranacogene dezaparvovec.

Huntington disease (AMT-130)

In the year ended December 31, 2020, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial as well as expenses related to the procedures of the first two patients in June 2020. In the year ended December 31, 2019, our external costs for the development of Huntington’s disease were primarily related to the preparation of our Phase I/II clinical trial. During 2018, the majority of costs were related to the planning and execution of a GLP toxicology study. In addition, we incurred cost related to the filing of our IND in late 2018 and early 2019.

Preclinical programs & platform development

In the year ended December 31, 2020, we incurred $6.5 million of costs related to related to our preclinical activities for product candidates including Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects compared to $5.7 million in 2019 and $2.5 million in 2018.

Other research & development expenses

●	We incurred $41.7 million in employee and contractor expenses in the year ended December 31, 2020 compared to $34.0 million in 2019 and $28.9 million in 2018. Our cost increased in 2020 by $7.7 million compared to 2019 as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates. For the same reason our costs increased by $5.1 million in 2019 compared to 2018;
●	We incurred $12.0 million in share-based compensation expenses in the year ended December 31, 2020 compared to $8.1 million in 2019 and $4.0 million in 2018. The increase in 2020 compared to 2019 of $3.9 million was primarily driven by grants to newly recruited personnel as well as share-based compensation expenses recorded in relation to the termination of one of our executives. The increase in 2019 compared to 2018 of $4.1 million was driven primarily by the appreciation of our share price and increase in number of grants;
●	We incurred $17.4 million in operating expenses and depreciation expenses related to our rented facilities in the year ended December 31, 2020 compared to $15.2 million in 2019 and $13.0 million in 2018. The increase in 2020 compared to 2019 of $2.2 million primarily relates to extending and expanding (as of June 2019) the lease of our Lexington facility. The increase in 2019 compared to 2018 of $2.2 million also primarily relates to extending and expanding (as of June 2019) the lease of our Lexington facility;
●	We incurred $10.2 million in costs in the year ended December 31, 2020 compared to $8.8 million in the year ended December 31, 2019 and $9.5 million in the year ended December 31, 2018 related to miscellaneous other costs we incur as a result of expanding our organization;
●	We incurred $6.2 million in other expenses in the year ended December 31, 2020 compared to $2.0 million in 2019 and $0.6 million in 2018. The increase in 2020 compared to 2019 of $4.2 million primarily relates to license payments of $3.4 million that we determined during 2020 to have no alternative future use. The increase in 2019 compared to 2018 of $1.4 million primarily relates to extending and expanding (as of June 2019) the lease of our Lexington facility;
●	We recorded no results related to a change in the fair value of the contingent consideration owed to the sellers of the InoCard business in the years ended December 31, 2020 and 2019 compared to a gain of $3.8 million in 2018; and
●	We incurred no impairment losses in the years ended December 31, 2020 and 2019 compared to an impairment loss of $5.4 million on the in-process research and development asset acquired in the InoCard business combination in 2018.

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

Selling, general and administrative expenses for the year ended December 31, 2020 were $42.6 million, compared to $33.5 million and $25.3 million for the years ended December 31, 2019 and 2018, respectively.

●	We incurred $13.6 million in personnel and consulting expenses in 2020 compared to $10.5 million in 2019 and $8.9 million in 2018. The increase of $3.1 million in 2020 compared to 2019 and the increase of $1.6 million in 2019 compared to 2018 was primarily driven by an increase in personnel and consulting related expenses to support our growth;
●	We incurred $9.8 million of share-based compensation expenses in 2020 compared to $9.4 million in 2019 and $6.7 million in 2018. The increase in 2020 compared to 2019 of $0.4 million was primarily driven by newly recruited personnel and the increase in 2019 compared to 2018 of $2.7 million was primarily driven by the appreciation of our share price and increase in number of grants;
●	We incurred $8.0 million in professional fees in 2020 compared to $6.0 million in 2019 and $4.2 million in 2018. We regularly incur accounting, audit and legal fees associated with operating as a public company. Additionally, in the year ended December 31, 2020, we incurred professional fees in relation to our licensing transaction with CSL Behring.

Other items, net

In 2020, we recognized $1.9 million in income related to payments received from European authorities to subsidize our research and development efforts in the Netherlands compared to $0.7 million in 2019 and $1.0 million in 2018.

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

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense).  Following the termination of the BMS warrants on December 1, 2020, we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income. As of the same date, we recognized a derivative financial liability related to the CoC-payment. Following the exercise of the warrants by Hercules in February 2019 we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income.

Our non-operating items, net, for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Interest income	$938	$3,547	$2,729	$(2,609)	$818
Interest expense	(3,825)	(3,810)	(2,160)	(15)	(1,650)
Foreign currency (losses) / gains, net	(13,613)	(268)	4,382	(13,345)	(4,650)
Other non-operating gains / (losses), net	483	(2,530)	208	3,013	(2,738)
Total non-operating income / (loss), net	$(16,017)	$(3,061)	$5,159	$(12,956)	$(8,220)

We recognized $0.9 million interest income in 2020, $3.5 million in 2019 and $2.7 million in 2018. Our interest income in 2020 decreased by $2.6 million compared to 2019 due to a reduction in market interest rates in 2020 as well as a reduction in cash and cash equivalents. Our interest income in 2019 increased by $0.8 million as a result of an increase in our cash and cash equivalents through our September 2019 $242.7 million public follow-on offering.

We recognized $3.8 million interest expense in 2020, $3.8 million in 2019 and $2.2 million in 2018. Our interest income in 2020 was unchanged compared to 2019 as our outstanding debt remained unchanged. Our interest expense in 2019 increased by $1.6 million as we increased our outstanding debt from $20.0 million to $35.0 million on December 6, 2018.

In 2020, we recognized a net foreign currency loss of $13.6 million related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, compared to a net loss of $0.3 million in 2019 and a net gain of $4.4 million in 2018.

In 2020, we recognized a $0.5 million net gain related to fair value changes of derivative financial instruments, compared to a net loss of $2.5 million in 2019 and a gain of $0.2 million in 2018. The changes in 2020 compared to 2019 result from a $3.1 million gain that we recognized related to fair value changes of the BMS warrants (compared to $2.5 million loss in 2019), which includes an $0.8 million gain that we recognized related to the termination of the BMS warrants in December 2020, and a loss of $2.6 million to recognize the derivative financial liability for the CoC-payment on December 1, 2020.

Income tax

We recognized $16.4 million of deferred tax income in 2020, $0.0 million in 2019 and income tax expense of $0.2 million in 2018. Deferred tax income recorded in 2020 results from the release of the valuation allowance recorded for our net deferred tax assets by our U.S. entity. We did not record changes in valuation allowances in 2019 and 2018.

Financial Position, Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $247.7 million. We believe our cash and cash equivalents as of December 31, 2020, combined with the $100.0 million 2021 Amended Facility will enable us to fund our operating expenses, including our debt repayment obligations, as they become due and capital expenditure requirements into the second half of 2022. In the event that we receive the $450.0 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). The table below summarizes our consolidated cash flow data for the years ended December 31:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$380,726	$237,342	$161,851
Net cash used in operating activities	(134,828)	(98,684)	(76,037)
Net cash used in investing activities	(9,484)	(6,647)	(4,245)
Net cash generated from financing activities	7,444	248,821	157,961
Foreign exchange impact	3,822	(106)	(2,187)
Cash, cash equivalents and restricted cash at the end of period	$247,680	$380,726	$237,342

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT in 1998. We had a net loss of $125.0 million in 2020, $124.2 million in 2019, and $83.3 million in 2018. As of December 31, 2020, we had an accumulated deficit of $784.7 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through 2019, we funded our operations primarily through private placements and public offerings of equity securities, convertible, and other debt securities and to a lesser extent upfront, target designation or similar payments from our collaboration partners.

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

On December 6, 2018, we signed an amendment to the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) with Hercules that both refinanced our then-existing $20.0 million credit facility and provided us with an additional unconditional commitment of $15.0 million as well as a conditional commitment of $15.0 million that expired on June 30, 2020. At signing, we drew down an additional $15.0 million, for a total outstanding amount of $35.0 million.

The 2018 Amended Facility extended the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. As of December 31, 2020, $35.0 million was outstanding under the 2018 Amended Facility (December 31, 2019: $35.0 million). We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The variable interest rate is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% of the $35,000,000 loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt.

On January 29, 2021 we and Hercules entered into the 2021 Amended Facility. Pursuant to the 2021 Amended Facility, Hercules agreed to the 2021 Term Loan, increasing the aggregate principal amount of the term loan facility from $35.0 million to up to $135.0 million. On January 29, 2021 we drew down $35.0 million of the 2021 Term Loan. We may draw down the remaining $65.0 million under the 2021 Term Loan in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the 2021 Term Loan bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under the 2021 Term Loan is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the 2021 Term Loan may not be prepaid until six-months after the Closing Date, following which we may prepay all such advances without charge.

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

The $450.0 million upfront payment we expect to receive on the closing of the CSL Behring Agreement would fund operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). The closing of the transaction is expected to materially impact our profitability and cash flows. We expect to generate positive cash flows in the period of closing and to recognize material revenue related to the CSL Behring Agreement. However, we expect to continue to incur losses and to generate negative cash flows beyond the fiscal year in which we close the transaction. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements.

We are subject to the same covenants under our 2018 Amended Facility and 2021 Amended Facility and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the 2018 Amended Facility and 2021 Amended Facility may limit our ability to obtain debt financing. To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financings, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash used in operating activities

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash flows from operating activities
Net loss	$(125,024)	$(124,201)	$(83,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment losses	10,648	6,669	12,415
Share-based compensation expense	21,831	17,533	10,708
Change in fair value of derivative financial instruments and contingent consideration	(483)	2,530	(4,054)
Unrealized foreign exchange losses / (gains)	14,730	891	(5,502)
Deferred tax (income) / expense	(16,419)	-	231
Change in lease incentives	-	-	(330)
Change in deferred revenue	(33,642)	(4,999)	(8,462)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses, and other current assets	(6,967)	(4,769)	1,578
Accounts payable	(2,701)	1,652	1,065
Accrued expenses, other liabilities, and operating leases	3,199	6,010	(382)
Net cash used in operating activities	$(134,828)	$(98,684)	$(76,037)

Net cash used in operating activities was $134.8 million for the annual period ended December 31, 2020, and consisted of a net loss of $125.0 million adjusted for non-cash items, including depreciation and amortization expense of $10.6 million, share-based compensation expense of $21.8 million, fair value gain of derivative financial instruments of $0.5 million, unrealized foreign exchange loss of $14.7 million, a change in deferred tax income of $16.4 million and a decrease in unamortized deferred revenue of $33.6 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $6.5 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses, and other current assets of $7.0 million and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $0.5 million.

Net cash used in operating activities was $98.7 million for the annual period ended December 31, 2019, and consisted of a net loss of $124.2 million adjusted for non-cash items, including depreciation and amortization expense of $6.7 million, share-based compensation expense of $17.5 million, fair value loss of derivative financial instruments of $2.5 million, unrealized foreign exchange loss of $0.9 million, and a decrease in unamortized deferred revenue of $5.0 million. Net cash used in operating activities also included changes in operating assets and liabilities of $2.9 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses, and other current assets of $4.8 million and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $7.7 million primarily related to our clinical trials and facilities.

Net cash used in operating activities was $76.0 million for the annual period ended December 31, 2018, and consisted of a net loss of $83.3 million adjusted for non-cash items, including depreciation and amortization expense of $12.4 million, share-based compensation expense of $10.7 million, fair value gain of derivative financial instruments and contingent consideration of $4.1 million, unrealized foreign exchange loss of $5.5 million, deferred tax of $0.2 million, an increase in lease incentives of $0.3 million, and a decrease in unamortized deferred revenue of $8.5 million. Net cash used in operating activities also included changes in operating assets and liabilities of $2.3 million net.

Net cash used in investing activities

In 2020, we used $9.5 million in our investing activities compared to $6.6 million in 2019 and $4.2 million in 2018.

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Build out of Lexington site	$(2,737)	$(4,164)	$(1,596)
Build out of Amsterdam site	(4,534)	(1,487)	(788)
Acquisition of licenses, patents and other rights	(2,213)	(996)	(1,861)
Total investments	$(9,484)	$(6,647)	$(4,245)

In 2020, we invested $2.7 million in our facility in Lexington compared to $4.2 million in 2019 and $1.6 million in 2018. Our investments in 2019 primarily relate to improvements we made to the additional space rented from June 1, 2019.

In 2020, we invested $4.5 million in our facility in Amsterdam compared to $1.5 million in 2019 and $0.8 million in 2018. Our investments in 2020 primarily relate to the construction of additional laboratories to support the expansion of our preclinical activities.

Net cash generated from financing activities

We received net proceeds of $242.7 million associated with our public follow-on offering in September 2019 and $138.4 million associated with our public follow-on offering in May 2018.

We received net proceeds of $0.5 million associated with the exercise of the Hercules warrants by Hercules in February 2019.

We received net proceeds of $14.8 million associated with the 2018 Amended Facility in December 2018.

In 2020, we received $7.4 million from the exercise of options to purchase ordinary shares issued in accordance with our share incentive plans, compared to $5.6 million in 2019 and $4.8 million in 2018.

Funding requirements

We believe our cash and cash equivalents as of December 31, 2020, combined with the $100.0 million 2021 Amended Facility, will enable us to fund our operating expenses, including our debt repayment obligations, as they become due and capital expenditure requirements into the second half of 2022. In the event that we receive the $450.0 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents would be sufficient to fund operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). Our future capital requirements will depend on many factors, including but not limited to:

●	the closing of the transaction contemplated by the CSL Behring Agreement as well as achieving the milestones and royalties as defined therein;
●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution of any of our product candidates for which we receive marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for etranacogene dezaparvovec in hemophilia B and AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal and other fees associated with our venture debt loan with Hercules, which following the January 29, 2021 amendment will be due in June 2023;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated in preparing for the BLA submission of etranacogene dezaparvovec, including process validation, inspection readiness and other regulatory expenses in the event that our collaboration and license agreement with CSL Behring does not close.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2020, that are expected to have an impact on liquidity and cash flows in future periods. The obligations to repay debt do not reflect the extension of the interest-only period that we and Hercules agreed upon on January 29, 2021.

	Less than 1	Between 1	Between 3
	year	and 3 years	and 5 years	Over 5 years	Total

	(in thousands)
Debt obligations (including $7.4 million interest payments)	$3,141	$39,271	$—	$—	$42,412
Operating lease obligations	5,637	11,566	12,977	29,192	59,372
Total	$8,778	$50,837	$12,977	$29,192	$101,784

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of financial risks in the normal course of our business, including market risk (including currency, price, and interest rate risk), credit risk and liquidity risk. Our overall risk management program focuses on preservation of capital and the unpredictability of financial markets and has sought to minimize potential adverse effects on our financial performance and position.

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

Variations in exchange rates will impact earnings and other comprehensive income. On December 31, 2020, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, pre-tax earnings for the year would have been $13.0 million higher (December 31, 2019: $24.7 million higher), and other comprehensive income would have been $5.2 million higher (December 31, 2019: $31.9 million lower). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, pre-tax earnings for the year would have been $13.0 million lower (December 31, 2019: $24.7 million lower), and other comprehensive income would have been $8.3 million lower (December 31, 2019: $31.8 million higher).

We strive to mitigate foreign exchange risk through holding sufficient funds in euro and dollars to finance budgeted cash flows for the next year.

The sensitivity in other comprehensive income to fluctuations in exchange rates primarily relates to the translation of the net assets of our Dutch entities from their functional currency euro into our reporting currency U.S. dollar.

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

Interest rate risk

Our interest rate risk arises from short- and long-term debt. In June 2013, we entered into the Hercules Agreement, which was last amended and restated in December 2018, under which our borrowings bear interest at a variable rate with a fixed floor. Long-term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2020, the loan bore an interest rate of 8.85%.

As of December 31, 2020, if interest rates on borrowings had been 1.0% higher with all other variables held constant, pre-tax earnings for the year would have been $0.3 million (2019: $0.3 million; 2018: $0.2 million) lower.

Credit Risk

Credit risk is managed on a consolidated basis. Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions, outstanding receivables and committed transactions with collaboration partners and security deposits paid to landlords. We currently have no wholesale debtors other than BMS.

We deposited funds as security to our landlords related to our facility in Lexington, Massachusetts, and our facility in Amsterdam. We also deposited funds to the provider of our U.S. corporate credit cards. The deposits are neither impaired nor past due.

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

	As of December 31,
	2020		2019
	Amount	Credit rating	Amount	Credit rating

	(in thousands)
Bank
Bank of America	$73,922	Aa2	$315,720	Aa2
Rabobank	173,758	Aa3	63,262	Aa3
Citizens Bank	—	-	1,744	A1
Total	$247,680		$380,726

Ratings are by Moody’s.

Liquidity Risk

We believe our cash and cash equivalents as of December 31, 2020, combined with the $100.0 million 2021 Amended Facility will enable us to fund our operating expenses, including our debt repayment obligations, as they become due and capital expenditure requirements into the second half of 2022. In the event that we receive the $450.0 million payment due on the closing of the CSL Behring Agreement, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). We manage liquidity through a rolling forecast of our liquidity reserve based on expected cash flows and raise cash if needed, either through the issuance of shares or credit facilities.

The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet date. Disclosed in the table below are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value as the impact of discounting is not significant.

		Less than	Between	Between
	Undefined	1 year	1 - 3 years	3 - 5 years	Over 5 years

	(in thousands)
At December 31, 2019
Long-term debt	$—	$4,119	$28,143	$14,269	$—
Accounts payable, accrued expenses and other current liabilities	—	18,138	—	—	—
Derivative financial instruments	3,075	—	—	—	—
Total	$3,075	$22,257	$28,143	$14,269	$—
At December 31, 2020
Long-term debt	$—	$3,141	$39,271	$—	$—
Accounts payable, accrued expenses and other current liabilities	—	21,810	—	—	—
Derivative financial instruments	2,645	—	—	—	—
Total	$2,645	$24,951	$39,271	$—	$—

Due to uncertainty of timing of exercise of warrants by BMS, the amount owed to derivative financial instruments was classified as undefined in time as of December 31, 2019. We derecognized the warrants on December 1, 2020 when these were terminated by the amended BMS CLA. On December 1, 2020 we recognized a derivative financial liability related to the CoC-payment. Generally, the CoC-payment would be due to BMS upon the consummation of a change in control transaction prior to November 30, 2026 or BMS’s delivery of cessation notices for all four active Collaboration Targets. The derivative financial liability therefore has no contractual maturity date.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15, are incorporated by reference into this Item 8.

Selected quarterly financial data (unaudited)

You should read the following tables presenting our unaudited quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of several factors, including, but not limited to, the timing and nature of research and development activities.

Summarized quarterly information for the two fiscal years ended December 31, 2020 and 2019, respectively, is as follows:

	For the Quarter Ended
	(unaudited)
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020

	(in thousands, except per share data)
Revenue	$34,086	$1,789	$1,535	$104
Net loss	(699)	(53,775)	(42,551)	(27,999)
Basic net loss per ordinary share	$(0.02)	$(1.21)	$(0.96)	$(0.63)

Note: basic net loss per ordinary share for the four quarters in 2020 does not equal the annual reported amount due to rounding.

	For the Quarter Ended
	(unaudited)
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019

	(in thousands, except per share data)
Revenue	$2,625	$1,046	$2,474	$1,136
Net loss	(41,426)	(23,604)	(31,399)	(27,772)
Basic net loss per ordinary share	$(0.95)	$(0.58)	$(0.83)	$(0.74)

Note: basic net loss per ordinary share for the four quarters in 2019 does not equal the annual reported amount due to rounding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”), who also serves as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on such evaluation, our CEO has concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was performed under the direction and supervision of our CEO and based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO 2013 framework.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020. Their report is filed within this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

During the fourth quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting even though a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact COVID-19 has on the operating effectiveness of our internal controls.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive directors and corporate governance is incorporated into this section by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners, management and related stockholder matters, our equity compensation plans and securities under our equity compensation plans, is incorporated into this section by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding certain relationships and related transactions and director independence is incorporated into this section by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

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

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

uniQure N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of uniQure N.V. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 6, to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the satisfaction of the license revenue performance obligation within the BMS collaboration and license agreement

As discussed in Notes 2.3.18 and 3 to the consolidated financial statements, uniQure biopharma B.V., a subsidiary of uniQure N.V. (the Company) entered into an amended collaboration and license agreement (CLA) with Bristol-Myers Squibb Company (BMS) on December 1, 2020. Based on the terms of the amended agreement, the Company determined that it materially satisfied its performance obligation in relation to the license revenue as of December 1, 2020, and as such recorded the residual balance of unrecognized license revenue of $27.8 million in profit and loss as license revenues from related party.

We identified the assessment of the satisfaction of the license revenue performance obligation as a critical audit matter. A high degree of subjective, complex auditor judgement was required in assessing if the remaining rights of the license revenue performance obligation were materially satisfied as of December 1, 2020.

The following are the primary procedures we performed to address this critical audit matter:

- We evaluated the design and tested the operating effectiveness of an internal control related to the evaluation of the performance obligation and when it was materially satisfied.

- In order to assess that the remaining rights of the license revenue performance obligation were materially satisfied, we examined the amended collaboration and license agreement between the Company and BMS.

- In order to assess the satisfaction of the performance obligation, we examined minutes of joint steering committee meetings between the Company and BMS, evaluated the services delivered and performed interviews with the Company’s finance and business operations department.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2019.

Amstelveen, The Netherlands
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Management Board and Shareholders of uniQure N.V.:

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows of uniQure N.V. and its subsidiaries (the “Company”) for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ R.M.N. Admiraal RA

PricewaterhouseCoopers Accountants N.V.

Amsterdam, the Netherlands

February 28, 2019

We served as the Company's auditor from 2006 to 2019.

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$244,932	$377,793
Accounts receivables	6,618	—
Accounts receivable from related party	—	947
Prepaid expenses	4,337	4,718
Other current assets	3,024	748
Total current assets	258,911	384,206
Non-current assets
Property, plant and equipment, net	32,328	28,771
Operating lease right-of-use assets	26,086	26,797
Intangible assets, net	3,361	5,427
Goodwill	542	496
Restricted cash	2,748	2,933
Deferred tax asset	16,419	—
Total non-current assets	81,484	64,424
Total assets	$340,395	$448,630
Current liabilities
Accounts payable	$3,772	$5,681
Accrued expenses and other current liabilities	18,038	12,457
Current portion of operating lease liabilities	5,524	5,865
Current portion of deferred revenue	—	7,627
Total current liabilities	27,334	31,630
Non-current liabilities
Long-term debt	35,617	36,062
Operating lease liabilities, net of current portion	30,403	31,133
Deferred revenue, net of current portion	—	23,138
Derivative financial instruments related party	—	3,075
Other non-current liabilities	3,136	534
Total non-current liabilities	69,156	93,942
Total liabilities	96,490	125,572
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized at December 31, 2020 and December 31, 2019 and 44,777,799 and 43,711,954 ordinary shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2,711	2,651
Additional paid-in-capital	1,016,018	986,803
Accumulated other comprehensive income / (loss)	9,907	(6,689)
Accumulated deficit	(784,731)	(659,707)
Total shareholders' equity	243,905	323,058
Total liabilities and shareholders' equity	$340,395	$448,630

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2020	2019	2018

	(in thousands, except share and per share amounts)
License revenues	4,352	—	—
License revenues from related party	32,967	4,988	7,528
Collaboration revenues	59	—	—
Collaboration revenues from related party	136	2,293	3,756
Total revenues	37,514	7,281	11,284
Operating expenses:
Research and development expenses	(122,400)	(94,737)	(74,809)
Selling, general and administrative expenses	(42,580)	(33,544)	(25,305)
Total operating expenses	(164,980)	(128,281)	(100,114)
Other income	3,342	1,888	2,146
Other expense	(1,302)	(2,028)	(1,548)
Loss from operations	(125,426)	(121,140)	(88,232)
Interest income	938	3,547	2,729
Interest expense	(3,825)	(3,810)	(2,160)
Foreign currency (losses) / gains, net	(13,613)	(268)	4,382
Other non-operating gains / (losses), net	483	(2,530)	208
Loss before income tax income / (expense)	$(141,443)	$(124,201)	$(83,073)
Income tax income / (expense)	16,419	—	(231)
Net loss	$(125,024)	$(124,201)	$(83,304)
Other comprehensive income / (loss):
Foreign currency translation adjustments net of tax impact of nil for the year ended December 31, 2020 (2019: nil and 2018: $(0.2) million)	16,596	570	(5,261)
Total comprehensive loss	$(108,428)	$(123,631)	$(88,565)

Basic and diluted net loss per ordinary share	$(2.81)	$(3.11)	$(2.34)
Weighted average shares used in computing basic and diluted net loss per ordinary share	44,466,365	39,999,450	35,639,745

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity

	(in thousands, except share data)
Balance at December 31, 2017	31,339,040	$1,947	$566,530	$(3,800)	$(475,318)	$89,359
Cumulative effect of retroactive implementation of ASC 606 Revenue recognition	—	—	—	1,802	23,116	24,918
Loss for the period	—	—	—	—	(83,304)	(83,304)
Other comprehensive loss	—	—	—	(5,261)	—	(5,261)
Follow-on public offering	5,175,000	309	138,052	—	—	138,361
Exercises of share options	425,074	19	4,741	—	—	4,760
Restricted and performance share units distributed during the period	409,948	24	(24)	—	—	—
Share-based compensation expense	—	—	10,708	—	—	10,708
Issuance of ordinary shares relating to employee stock purchase plan	2,591	—	65	—	—	65
Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(124,201)	(124,201)
Other comprehensive income	—	—	—	570	—	570
Follow-on public offering	5,625,000	311	242,363	—	—	242,674
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercise of share options	453,232	25	5,210	—	—	5,235
Restricted and performance share units distributed during the period	235,692	14	(14)	—	—	—
Share-based compensation expense	—	—	17,533	—	—	17,533
Issuance of ordinary shares relating to employee stock purchase plan	9,202	—	368	—	—	368
Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(125,024)	(125,024)
Other comprehensive income	—	—	—	16,596	—	16,596
Exercise of share options	498,678	29	7,169	—	—	7,198
Restricted and performance share units distributed during the period	560,986	31	(31)	—	—	—
Share-based compensation expense	—	—	21,831	—	—	21,831
Issuance of ordinary shares relating to employee stock purchase plan	6,181	—	246	—	—	246
Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash flows from operating activities
Net loss	$(125,024)	$(124,201)	$(83,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment losses	10,648	6,669	12,415
Share-based compensation expense	21,831	17,533	10,708
Change in fair value of derivative financial instruments and contingent consideration	(483)	2,530	(4,054)
Unrealized foreign exchange losses / (gains)	14,730	891	(5,502)
Deferred tax (income) / expense	(16,419)	-	231
Change in lease incentives	-	-	(330)
Change in deferred revenue	(33,642)	(4,999)	(8,462)
Changes in operating assets and liabilities:
Accounts receivable and accrued income, prepaid expenses, and other current assets	(6,967)	(4,769)	1,578
Accounts payable	(2,701)	1,652	1,065
Accrued expenses, other liabilities, and operating leases	3,199	6,010	(382)
Net cash used in operating activities	(134,828)	(98,684)	(76,037)
Cash flows from investing activities
Purchases of intangible assets	(2,213)	(996)	(1,861)
Purchases of property, plant, and equipment	(7,271)	(5,651)	(2,384)
Net cash used in investing activities	(9,484)	(6,647)	(4,245)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	7,444	5,603	4,825
Proceeds from public offering of shares, net of issuance costs	-	242,718	138,361
Proceeds from loan increment	-	-	14,775
Proceeds from exercise of warrants	-	500	-
Net cash generated from financing activities	7,444	248,821	157,961
Currency effect on cash, cash equivalents and restricted cash	3,822	(106)	(2,187)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(133,046)	143,384	75,491
Cash, cash equivalents and restricted cash at beginning of period	380,726	237,342	161,851
Cash, cash equivalents and restricted cash at the end of period	$247,680	$380,726	$237,342
Cash and cash equivalents	$244,932	$377,793	$234,898
Restricted cash related to leasehold and other deposits	2,748	2,933	2,444
Total cash, cash equivalents and restricted cash	$247,680	$380,726	$237,342
Supplemental cash flow disclosures:
Cash paid for interest	$(4,131)	$(3,117)	$(2,141)
Non-cash increase / (decrease) in accounts payables and accrued expenses and other current liabilities related to purchases of intangible assets and property, plant, and equipment	$630	$313	$(48)

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.General business information

uniQure (the “Company”) was incorporated on January 9, 2012 as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. The Company is a leader in the field of gene therapy and seeks to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. The Company’s business was founded in 1998 and was initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with its initial public offering, the Company converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

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

2.Summary of significant accounting policies

2.1         Basis of preparation

The Company prepared its consolidated financial statements in compliance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The consolidated financial statements presented have been prepared on a going concern basis based on the Company’s cash and cash equivalents as of December 31, 2020 and the Company’s budgeted cash flows for the twelve months following the issuance date.

2.2         Use of estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP and Securities and Exchange Commission (“SEC”) rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the treatment of the commercialization and license agreement entered into between the Company and CSL Behring LLC (“CSL Behring Agreement”), the December 1, 2020, amendment (“amended BMS CLA”) of the 2015 collaboration and license agreement (“BMS CLA”) between the Company and Bristol-Myers Squibb (“BMS”), share-based payments, valuation allowances for deferred tax assets, and accounting for operating leases under ASC 842. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

Inter-company transactions, balances, income, and expenses on transactions between uniQure entities are eliminated in consolidation. Profits and losses resulting from inter-company transactions that are recognized in assets are also eliminated. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Company.

2.3.2      Current versus non-current classification

The Company presents assets and liabilities in the consolidated balance sheets based on current and non-current classification.

The term current assets is used to designate cash and other assets, or resources commonly identified as those that are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business. The Company’s normal operating cycle is twelve months. All other assets are classified as non-current.

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

2.3.3      Foreign currency translation

The functional currency of the Company and each of its entities (except for uniQure Inc.) is the euro (€). This represents the currency of the primary economic environment in which the entities operate. The functional currency of uniQure Inc. is the U.S. dollar ($). The consolidated financial statements are presented in U.S. dollars.

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

Upon consolidation, the assets and liabilities of foreign operations are translated into the functional currency of the shareholding entity at the exchange rates prevailing at the balance sheet date; items of income and expense are translated at monthly average exchange rates. The consolidated assets and liabilities are translated from uniQure N.V.’s functional currency, euro, into the reporting currency U.S. dollar at the exchange rates prevailing at the balance sheet date; items of income and expense are translated at monthly average exchange rates. Issued capital and additional paid-in capital are translated at historical rates with differences to the balance sheet date rate recorded as translation adjustments in other comprehensive income / loss. The exchange differences arising on translation for consolidation are recognized in “accumulated other comprehensive income / loss”. On disposal of a foreign operation, the component of other comprehensive income / loss relating to that foreign operation is recognized in profit or loss.

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

2.3.5      Notes to the consolidated statements of cash flows

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

2.3.6      Segment information

Operating segments are identified as a component of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment, which comprises the discovery, development, and commercialization of innovative gene therapies.

2.3.7      Net loss per share

The Company follows the provisions of ASC 260, Earnings Per Share. In accordance with these provisions, loss per share is calculated by dividing net loss by the weighted average number of ordinary shares outstanding during the period.

Diluted net loss per share reflects the dilution that would occur if share options or warrants to issue ordinary shares were exercised, or performance or restricted share units were distributed. However, potential ordinary shares are excluded if their effect is anti-dilutive. The Company currently has no dilutive securities due to the net loss position and as such, basic and diluted net loss per share are the same for the periods presented.

2.3.8      Impairment of long-lived assets

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

2.3.9    Property, plant, and equipment

Property, plant, and equipment is comprised mainly of laboratory equipment, leasehold improvements, construction-in-progress (“CIP”) and office equipment. All property, plant and equipment is stated at cost less accumulated depreciation. CIP consists of capitalized expenses associated with construction of assets not yet placed into service. Depreciation commences on CIP once the asset is placed into service based on its useful life determined at that time.

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

2.3.10    Leases

The Company adopted ASC 842 using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, to operating leases that existed on that date. Comparative financial information related to profit and loss and cash flows for the twelve-month period ended December 31, 2018, was not recast under the new standard, and continues to be presented under ASC 840.

The Company measured lease liabilities at the present value of the future lease payments as of January 1, 2019. The Company used an incremental borrowing rate to discount the lease payments. The Company derived the discount rate, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules Technology Growth Capital, Inc (“Hercules Capital”), which was refinanced immediately prior to the January 1, 2019 adoption date in December 2018. The right-of-use asset is valued at the amount of the lease liability reduced by the remaining December 31, 2018 balance of lease incentives received. The lease liability is subsequently measured at the present value of the future lease payments as of the reporting date with a corresponding adjustment to the right-to-use asset. Absent a lease modification, the Company will continue to utilize the January 1, 2019, incremental borrowing rate.

The Company recognizes lease cost on a straight-line basis and presents these costs as operating expenses within the Consolidated statements of operations and comprehensive loss. The Company presents lease payments and landlord incentive payments within cash flows from operations within the Consolidated statements of cash flows.

The financial results for the years ended December 31, 2020 and 2019 are presented in accordance with ASC 842, while the financial results for the year ended December 31, 2018 are presented in accordance with the Company’s historical accounting policy based on ASC 840.

2.3.11    Other (non) current assets

Deposits paid are either presented as other current assets or as other non-current assets based on duration of the underlying contractual arrangement. Deposits are classified as restricted cash and primarily relate to facility leases.

Contract assets are presented in other current assets or as other non-current assets based on the timing of the right to consideration.

2.3.12    Prepaid expenses

Prepaid expenses are amounts paid in the period, for which the benefit has not been realized, and include payments made for insurance and research and clinical contracts. The related expense will be recognized in the subsequent period as incurred.

2.3.13 Accounts receivable

Accounts receivables include amounts due from services provided to the Company’s collaboration partner as well as unconditional rights to consideration from its collaboration partners.

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

Contract liabilities are presented in accounts payable and accrued expenses.

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

All the Company’s share-based compensation plans for employees are equity-classified.

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

2.3.18 Revenue recognition

The Company primarily generates revenue from its collaboration, research, and license agreements with its collaboration partner BMS for the development and commercialization of product candidates. The Company initially entered into these agreements in 2015 and amended them in 2020.

On January 1, 2018, the Company adopted new revenue recognition policies in accordance with ASC 606 using the modified retrospective approach. The Company evaluated the initial BMS CLA and determined that its performance obligations were as follows:

●	Providing pre-clinical research activities (“Collaboration Revenue”);
●	Providing clinical and commercial manufacturing services for products (“Manufacturing Revenue”); and
●	Providing access to its technology and know-how in the field of gene therapy as well as actively contributing to the target selection, the collaboration as a whole, the development during the target selection, the pre-clinical and the clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”).

As further discussed in Note 3, “Collaboration arrangements and concentration of credit risk”, as a result of the December 2020 amended BMS CLA, the Company’s performance obligation related to License Revenues was materially completed as of the date of the amendment effective date of December 1, 2020. The Company may still be required to provide pre-clinical research activities or clinical and commercial manufacturing services when BMS exercises its options for those services.

License Revenue

Until the December 2020 amendment of the BMS CLA the Company recognized License Revenue over the expected performance period based on its measure of progress towards the completion of certain activities related to its services. Following the December 2020 amendment of the BMS CLA the Company’s performance was materially completed and it had satisfied its performance obligation (see Note 3, “Collaboration arrangements and concentration of credit risk”, for a detailed discussion).

Collaboration and Manufacturing Revenue

The Company recognizes Collaboration Revenues associated to optional work orders it receives from BMS to provide analytical development and process development activities that are reimbursable by BMS in accordance with the BMS CLA as well as the amended BMS CLA.

BMS and the Company entered into a Master Clinical Supply Agreement in April 2017 for the Company to supply gene therapy products during the clinical phase as well as into a binding term sheet to supply gene therapy products during the commercial phase to BMS. In December 2020, BMS and the Company also entered into a Research Supply Agreement. Revenues from product sales will be recognized when earned. The Company will provide these services as it receives optional work orders from BMS in relation to such services.

2.3.19    Other income, other expense

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

2.3.20    Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses generally consist of laboratory research, clinical trials, statistical analysis, and report writing, regulatory compliance costs incurred with clinical research organizations and other third-party vendors (including post-approval commitments to conduct consistency and comparability studies). In addition, research and development expenses consist of start-up and validation costs related to the Company’s Lexington facility and the development and improvement of the Company’s manufacturing processes and methods. Furthermore, research and development costs include costs of materials and costs of intangible assets purchased from others for use in research and development activities. The costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed as research and development costs at the time the costs are incurred or at the time when no alternative future use is identified.

2.3.21    Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more-likely-than-not that some or all the deferred tax assets will not be realized.

The benefits of tax positions are recognized only if those positions are more likely than not, based on the technical merits, to be sustained upon examination. Recognized tax positions are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020, and 2019, the Company did not have any significant unrecognized tax benefits.

2.3.22 Recently Adopted Accounting Pronouncements

ASU 2018-13: Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, which for the Company was January 1, 2020. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

None.

3.            Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into the CSL Behring Agreement with CSL Behring LLC, (“CSL Behring”), pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B, (the “Product”).

Under the terms of the CSL Behring Agreement, the Company will receive a $450.0 million upfront cash payment upon the closing of the CSL Behring Agreement and be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring Agreement also provides that the Company will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

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

The effectiveness of the transactions contemplated by the CSL Behring Agreement is contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom, and certain provisions of the CSL Behring Agreement will not become effective until after we receive all such regulatory approvals. As of December 31, 2020, such regulatory approvals had not been received in all jurisdictions.

As of December 31, 2020, the Company concluded it has no enforceable right to the upfront payment, the regulatory and sale milestone payments, or the royalties (together “CSL Behring License Revenue”) that the Company may receive in accordance with the CSL Behring Agreement, as all payments are contingent upon the successful completion of reviews under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Therefore, the Company determined it will not recognize any revenue in relation to the CSL Behring License Revenue, in accordance with ASC 606 during the year ended December 31, 2020. In accordance with its existing license and other agreements, the Company is contractually required to pay in total a low to high single digit percentage of any upfront payment to its licensors and financial advisor (“License Fees”). The Company did not record any License Fees in the year ended December 31, 2020, as the Company had not recognized the upfront payment as this date.

The Company incurred $2.1 million of expenses related to the obligations related to the CSL Behring Agreement that had not been satisfied as of December 31, 2020. The Company capitalized these expenses as contract fulfillment costs (presented within Other current assets). As of December 31, 2020, the Company also recognized a $2.1 million receivable (presented within Accounts receivable) from CSL Behring for expenses for which it has a right of reimbursement as well as a contract liability (presented within Accrued expenses and other current liabilities) for the same amount. In accordance with ASC 606 it cannot recognize any CSL Behring License Revenue as of this date.

Bristol-Myers Squibb collaboration

2015 Agreement

In May 2015, the Company entered into the BMS CLA and various related agreements with BMS, which the Company collectively refers to as the BMS CLA, which provided BMS with exclusive access to the Company’s gene therapy technology platform for the research, development and commercialization of therapeutics aimed at multiple Collaboration Targets. The initial four-year research term under the collaboration terminated on May 21, 2019. During the initial research term of the BMS CLA, the Company supported BMS in discovery, non-clinical, analytical and process development efforts in respect of the Collaboration Targets. For any Collaboration Targets that may be advanced, the Company will be responsible for manufacturing of clinical and commercial supplies. BMS reimbursed the Company for all its research and development costs in support of the collaboration, and will lead development, regulatory and commercial activities for any Collaboration Targets that may be advanced. The BMS CLA initially provided that the Company and BMS could potentially have collaborated on up to ten Collaboration Targets in total.

BMS initially designated four Collaboration Targets, including S100A1 for congestive heart failure (“AMT-126”). In October 2018, the Company and BMS completed a heart function proof-of-concept study of AMT-126 in a pre-clinical, diseased animal model. The data did not show a benefit on heart function at six months and, consequently, work on S100A1 was discontinued. The Company impaired a $5.4 million acquired research and development asset associated with the program and released a contingent liability of $3.8 million related to the acquisition of the asset to income in the year ended December 31, 2018. In April 2019, BMS designated a new cardiovascular Collaboration Target to replace S100A1. As a result, BMS had designated a total of four Collaboration Targets as of December 31, 2019.

2020 Amendment

In February 2019, BMS requested a one-year extension of the initial research term. In April 2019, following an assessment of the progress of the collaboration and the Company’s expanding proprietary programs, the Company notified BMS that the Company did not intend to agree to an extension of the initial research term but rather preferred to restructure or amend the collaboration to reduce or eliminate certain of the Company’s obligations under it.

On December 1, 2020, the Company and BMS entered into the amended BMS CLA. Under the amended BMS CLA, BMS is limited to four Collaboration Targets. For a period of one-year from the effective date of the amended BMS CLA, BMS may replace up to two of these four Collaboration Targets with up to two new targets in the field of cardiovascular disease. The Company continues to be eligible to receive research, development, and regulatory milestone payments of up to $217.0 million for each Collaboration Target, if defined milestones are achieved.

BMS is no longer entitled to designate the fifth to tenth Collaboration Targets and as such the Company’s remaining obligations under the amended BMS CLA are substantially reduced. The Company is no longer entitled to receive up to an aggregate $16.5 million in target designation payments for the research, development and regulatory milestone payments associated with the fifth to tenth Collaboration Targets.

For as long as any of the four Collaboration Targets are being advanced, BMS may place a purchase order to be supplied with research, clinical and commercial supplies. Subject to the terms of the amended BMS CLA, BMS has the right to terminate the research, clinical and commercial supply relationships, and has certain remedies for failures of supply, up to and including technology transfer for any such failure that otherwise cannot be reasonably resolved. Both BMS and the Company may agree to a technology transfer of manufacturing capabilities pursuant to the terms of the amended BMS CLA.

The amended BMS CLA does not extend the initial research term. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) either (A) three years after the last replacement target has been designated by BMS during the one year replacement period following the amended BMS CLA effective date or (B) three years if no replacement targets are designated during this one year period and BMS continues to reimburse the Company for these services.

The Company evaluated the impact of the amendment of the BMS CLA in relation to its performance obligation related to:

–    Providing access to its technology and know-how in the field of gene therapy and participating in joint steering committee and other governing bodies (materially satisfied as of December 1, 2020) (“License Revenue”).

The Company did not identify any new distinct performance obligations and determined the amended BMS CLA did not represent a separate contract in accordance with ASC 606. The Company evaluated the effect the modification has on its measure of progress towards the completion of its performance obligation related to License Revenue and recorded an adjustment to License Revenue as of December 1, 2020.

Services to BMS are rendered by the Dutch operating entity. Total collaboration and license revenue generated with BMS are as follows (presented as revenue from a related party until November 30, 2020, and as revenue from December 1, 2020 onwards):

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Bristol Myers Squibb	$37,514	$7,281	$11,284
Total	$37,514	$7,281	$11,284

Amounts owed by BMS in relation to the Collaboration and License Revenue are as follows (presented as “Accounts receivables” as of December 31, 2020 and as “Accounts receivable from related party” as of December 31, 2019):

	December 31,	December 31,
	2020	2019

	(in thousands)
Bristol Myers Squibb	$4,536	$947
Total	$4,536	$947

Collaboration Revenue

The Company recognizes collaboration revenues associated with Collaboration Target-specific pre-clinical analytical development and process development activities that are reimbursable by BMS under the BMS CLA and the amended BMS CLA as well as other related agreements. Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied.

The Company generated $0.2 million collaboration revenue for the year ended December 31, 2020 (December 31, 2019: $2.3 million; December 31, 2018: $3.8 million).

License Revenue

The Company recognized $33.0 million of License Revenue for the year ended December 31, 2020 (December 31, 2019: $5.0 million, December 31, 2018: $7.5 million).

On May 21, 2015, the Company recorded a $60.1 million upfront payment and in August 2015 it recorded a $15.0 million payment it received from BMS in relation to the designation of the second, third and fourth Collaboration Targets. The Company recognizes License Revenue over the expected performance period based on its measure of progress towards the completion of certain activities related to its services. The Company determines such progress by comparing activities performed at the end of each reporting period with total activities expected to be performed. The Company estimates total expected activities using several unobservable inputs, such as the probability of BMS designating additional targets, the probability of successfully completing each phase and estimated time required to provide services during the various development stages. The estimation of total services at the end of each reporting period involves considerable judgement.

The amount of services the Company expects to provide is significantly impacted by the number of Collaboration Targets that it estimates BMS would pursue. As a result of the December 1, 2020 amendment of the BMS CLA the Company no longer is required to potentially provide any services in relation to six additional targets that BMS might have designated. The Company determined its remaining performance obligation is immaterial. The Company adjusted its measure of progress towards the completion of its activities related to its services as of the December 1, 2020 modification date accordingly. The Company recognized the remaining balance of unrecognized License Revenue as of November 30, 2020 of $27.8 million in profit and loss during the year ended December 31, 2020 as License Revenue from a related party.

The Company includes variable consideration related to any research, development, and regulatory milestone payments, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not currently (with below exception) consider this probable.

On December 17, 2020 BMS designated one of the four Collaboration Targets as a candidate to advance into IND-enabling studies entitling the Company to receive a $4.4 million research milestone payment. The Company recorded the $4.4 million as License Revenue in the twelve-month period ended December 31, 2020.

The Company recognizes License Revenue related to product sales by BMS from any of the Collaboration Targets when the sales occur. The Company is eligible to receive net sales-based milestone payments and tiered mid-single to low double-digit royalties on product sales. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after the first commercial sale if there is no such exclusivity.

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

The liability measured at fair value using Level 3 inputs as of December 31, 2020 was the derivative financial instrument. The Company had recorded derivative financial instruments as of December 31, 2019, that were measured at fair value using Level 3 inputs. Changes in Level 3 items during the years ended December 31, 2020, 2019 and 2018 are as follows:

		Derivative
	Contingent	financial
	consideration	instruments	Total

	(in thousands)
Balance at December 31, 2017	$3,964	$1,635	$5,599
Net gains recognized in profit or loss	(3,846)	(208)	(4,054)
Currency translation effects	(118)	(52)	(170)
Balance at December 31, 2018	$—	$1,375	$1,375
Net losses recognized in profit or loss	—	2,530	2,530
Exercise of Hercules warrants	—	(770)	(770)
Currency translation effects	—	(60)	(60)
Balance at December 31, 2019	$—	$3,075	$3,075
Net gains recognized in profit or loss	—	(2,300)	(2,300)
Derecognition of warrants	—	(796)	(796)
Recognition of derivative financial liability of CoC-payment	—	2,613	2,613
Currency translation effects	—	53	53
Balance at December 31, 2020	$—	$2,645	$2,645

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS and in relation to the issuance of the Hercules loan facility.

Derivative financial instruments BMS

Pursuant to the BMS CLA, the Company in 2015 granted BMS two warrants that were subsequently terminated in connection with the amendment to the BMS CLA on December 1, 2020. The Company granted to BMS:

●	A warrant that allowed BMS to purchase a specific number of the Company’s ordinary shares such that its ownership would have equaled 14.9% immediately after such purchase (“1st warrant”). The 1st warrant could have been exercised on the later of (i) the date on which the Company received from BMS the Target Designation Fees (as defined in the BMS CLA) associated with the first six new targets (a total of seven Collaboration Targets); and (ii) the date on which BMS designated the sixth new target (the seventh Collaboration Target); and
●	A warrant that allowed BMS to purchase a specific number of the Company’s ordinary shares such that its ownership would have equaled 19.9% immediately after such purchase (“2nd warrant” and together with 1st warrant, the “warrants”). The warrant could have been exercised on the later of (i) the date on which the Company received from BMS the Target Designation Fees associated with the first nine new targets (a total of ten Collaboration Targets); and (ii) the date on which BMS designated the ninth new target (the tenth Collaboration Target).

On December 1, 2020, the Company derecognized the warrants when these were terminated in accordance with the amended BMS CLA.

Pursuant to the terms of the BMS CLA the exercise price in respect of each warrant was equal to the greater of (i) the product of (A) $33.84, multiplied by (B) a compounded annual growth rate of 10% (or approximately $57.32 as of November 30, 2020) and (ii) the product of (A) 1.10 multiplied by (B) the weighted average volume price (“VWAP”) for the 20 trading days ending on the date that is five trading days prior to the date of a notice of exercise delivered by BMS.

The fair value of the warrants as of December 31, 2019 was $3.1 million. During the year ended December 31, 2020, the Company recognized a $3.1 million gain in non-operating income / expense (December 31, 2019: $2.3 million loss; December 31, 2018: $0.5 million gain) related to fair value changes of the BMS warrants. The gain recognized in the year ended December 31, 2020 includes $0.8 million from the derecognition of the BMS warrants on December 1, 2020.

The Company used Monte-Carlo simulations to determine the fair market value of the BMS warrants. The valuation model incorporated several inputs, the risk-free rate adjusted for the period affected, an expected volatility based on historical Company volatility, the expected yield on any dividends and management’s expectations on the timelines of reaching certain defined trigger events for the exercising of the warrants, as well as management’s expectations regarding the number of ordinary shares that would be issued upon exercise of the warrants. All of these represent Level 3 inputs. Additionally, the model assumed BMS would exercise the warrants only if it was financially rational to do so.

The warrants could only have been exercised following the occurrence of events contractually defined in the warrant agreements. The probability of the occurrence of these events represented another significant unobservable input used in the calculation of the fair value of the warrants.

On December 1, 2020, the Company and BMS terminated the BMS warrants and agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four Collaboration Targets, uniQure (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of December 31, 2020 that would obligate it to make a CoC-payment. The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determined the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control event within the biotechnology industry. The Company estimated this unobservable input using the best information available as of December 1, 2020 and December 31, 2020. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of December 1, 2020 and December 31, 2020 was $2.6 million. The Company recorded a $2.6 million loss within “Other non-operating expenses” in the twelve-month period ended December 31, 2020 related to the initial recognition of this derivative financial liability.

Hercules loan facility

On June 14, 2013, the Company entered into a venture debt loan facility (the “Original Facility”) with Hercules (see Note 8, “Long-term debt”) pursuant to a Loan and Security Agreement (the “Loan Agreement”), which included a warrant maturing on February 5, 2019. The warrant was not closely related to the host contract and was accounted for separately as a derivative financial liability measured at fair value though profit or loss. The warrant included in the Original Facility remained in place following the 2014, 2016 and 2018 amendments of the loan. The Hercules warrants were exercised as of February 1, 2019. The Company issued 37,175 ordinary shares at $34.25 following the exercise of all Hercules warrants and receipt of $0.5 million from Hercules. During the year ended December 31, 2020, the Company recognized no more gains or losses in other non-operating income / (expense) (December 31, 2019: $0.2 million loss; December 31, 2018: $0.3 million loss) related to fair value changes of the Hercules warrants.

Contingent consideration

In connection with the Company’s acquisition of the InoCard business (“InoCard”) in 2014, the Company recorded contingent consideration related to amounts potentially payable to InoCard’s former shareholders. The amounts payable in accordance with the sale and purchase agreement (as amended in August 2017) were contingent upon realization of milestones associated with its S100A1 protein research program. Following the discontinuation of the research program the Company since 2018 no longer expects to realize those milestones and recorded a $3.8 million gain within research and development expenses for the year ended December 31, 2018, to release the liability to profit and loss.

5.            Property, plant, and equipment, net

The following table presents the Company’s property, plant, and equipment as of December 31:

	December 31,	December 31,
	2020	2019

	(in thousands)
Leasehold improvements	$37,849	$34,611
Laboratory equipment	22,106	18,232
Office equipment	5,025	4,212
Construction-in-progress	2,574	341
Total property, plant, and equipment	67,554	57,396
Less accumulated depreciation	(35,226)	(28,625)
Property, plant and equipment, net	$32,328	$28,771

Total depreciation expense was $5.7 million for the year ended December 31, 2020 (December 31, 2019: $6.0 million, December 31, 2018: $6.5 million). Depreciation expense is allocated to research and development expenses to the extent it relates to the Company’s manufacturing facility and equipment and laboratory equipment. All other depreciation expenses are allocated to selling, general and administrative expense.

The following table summarizes property, plant, and equipment by geographic region.

	December 31,	December 31,
	2020	2019

	(in thousands)
Lexington, Massachusetts (United States of America)	$15,949	$15,490
Amsterdam (the Netherlands)	16,379	13,281
Total	$32,328	$28,771

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. In February 2020, the Company amended the agreement to sub-lease to take back one of the three floors effective March 1, 2020. The fixed lease payments to be received during the remaining term under the agreement to sub-lease amount to $6.6 million (EUR 5.4 million) as of December 31, 2020.

Operating lease liabilities

The components of lease cost in accordance with the new lease accounting standard were as follows:

	Year ended December 31,
	2020	2019

	(in thousands)
Operating lease cost	$5,052	$4,474
Variable lease cost	607	507
Sublease income	(904)	(1,053)
Total lease cost	$4,755	$3,928

The rent expense in accordance with the historical lease accounting standard for the year ended December 31, 2018, was calculated on a straight-line basis over the term of the lease and considered $12.2 million of lease incentives received. Aggregate rent expense was as follows:

Year ended December 31,
2018
(in thousands)
Rent expense - Lexington	$1,583
Rent expense - Amsterdam	1,667
Total lease cost	$3,250

The table below presents the lease-related assets and liabilities recorded on the Consolidate balance sheets in accordance with the new lease accounting standard.

	December 31,	December 31,
	2020	2019
	(in thousands)
Assets
Operating lease right-of-use assets	$26,086	26,797
Liabilities
Current
Current operating lease liabilities	5,524	5,865
Non-current
Non-current operating lease liabilities	30,403	31,133
Total lease liabilities	$35,927	36,998

Other information

The weighted-average remaining lease term as of December 31, 2020, is 9.4 years, compared to 10.3 years as of December 31, 2019, and the weighted-average discount rate as of December 31, 2020, is 11.37%, compared to 11.33% as of December 31, 2019. The Company derived the weighted-average discount rate, adjusted for differences such as in the term and payment patterns, from the Company’s loan from Hercules capital which was refinanced immediately prior to the January 1, 2019, adoption date in December 2018.

The table below presents supplemental cash flow and non-cash information related to leases required in accordance with the new lease accounting standard.

	Year ended December 31,
	2020	2019

	(in thousands)
Operating cash flows for operating leases (1)	$5,769	$4,717

(1)	The Company has received $1.5 million of landlord incentive payments for the year ended December 31, 2019, which are not included in the cash paid amounts.)

The Company did not obtain any right-of-use assets in exchange for the lease obligations during the year ended December 31, 2020. Besides the initial recognition of operating right-of-use assets of $19.0 million upon adoption of the new lease standards on January 1, 2019, the Company obtained $9.0 million of additional right-of-use assets in exchange for lease obligations during the year ended December 31, 2019.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of December 31, 2020, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of December 31, 2020 in accordance with the new lease accounting standard.

	Lexington	Amsterdam(1)	Total

	(in thousands)
2021	$3,455	$2,069	$5,524
2022	3,552	2,069	5,621
2023	3,650	2,069	5,719
2024	4,146	2,069	6,215
2025	4,465	2,069	6,534
Thereafter	16,279	12,239	28,518
Total lease payments	$35,547	$22,584	$58,131

Less: amount of lease payments representing interest payments	(12,576)	(9,628)	(22,204)
Present value of lease payments	22,971	12,956	35,927
Less: current operating lease liabilities	(3,455)	(2,069)	(5,524)
Non-current operating lease liabilities	$19,516	$10,887	$30,403
(1)	Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2020, of $1.23 / €1.00)

7.            Intangible assets

a.            Acquired licenses

The following table presents the Company’s acquired licenses as of December 31:

	December 31,	December 31,
	2020	2019

	(in thousands)
Licenses	$5,660	$8,317
Less accumulated amortization and impairment	(2,299)	(2,890)
Licenses, net	$3,361	$5,427

All intangible assets are owned by uniQure biopharma B.V, a subsidiary of the Company. The acquired licenses have a weighted average remaining life of 8.5 years as of December 31, 2020.

During the year ended December 31, 2020, the Company capitalized $2.2 million of expenditures related to costs incurred in relation to rights to exclusively evaluate certain technologies during a two-year period that commenced on February 1, 2020. During the same period, the Company disposed of a number of licenses determined to have no alternative future use. During the year ended December 31, 2019, the Company capitalized $1.0 million of expenditures related to contractual milestone payments under existing license agreements.

As of December 31, 2020, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
(in thousands)
2021	$1,277
2022	427
2023	144
2024	144
2025	144
Thereafter	1,225
Total	$3,361

The amortization expense related to licenses for the year ended December 31, 2020 was $4.6 million (December 31, 2019: $0.6 million; December 31, 2018: $0.4 million). The impairment expense related to licenses for the year ended December 31, 2020 was $0.3 million (December 31, 2019: $0.0 million; December 31, 2018 $0.1 million).

b.            Acquired research and development

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

8.            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	December 31,	December 31,
	2020	2019

	(in thousands)
Accruals for services provided by vendors-not yet billed	$8,269	$5,425
Personnel related accruals and liabilities	7,687	7,032
Contract liability (see Note 3. Collaboration arrangements)	2,082	—
Total	$18,038	$12,457

9.           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules, which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). On December 6, 2018, the Company signed an amendment to the Second Amended and Restated Loan and Security Agreement that both refinanced the then-existing $20.0 million 2016 Amended Facility and provided an additional unconditional commitment of $15.0 million as well as a conditional commitment of $15.0 million that expired on June 30, 2020 (the “2018 Amended Facility”). At signing of the 2018 Amended Facility, the Company drew down an additional $15.0 million for a total of $35.0 million outstanding. The 2018 Amended Facility extended the loan’s maturity date from May 1, 2020 until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021, and was further extended to January 1, 2022, as a result of meeting the provision in the 2018 Amended Facility of raising more than $90.0 million in equity financing in September 2019. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The interest rate continues to be adjustable and is the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50% per annum.

Under the 2018 Amended Facility, the Company paid a facility fee of 0.50% of the $35.0 million outstanding as of signing and owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company paid a back-end fee of $1.0 million in relation to the 2016 Amended Facility.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility was $35.9 million as of December 31, 2020, compared to $36.3 million as of December 31, 2019, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan was $3.1 million in 2020 (2019: loss of $0.7 million; 2018: loss of $0.9 million). The fair value of the loan approximates its carrying amount. Inputs to the fair value of the loan are considered Level 3 inputs.

Interest expense recorded during the years ended December 31 was as follows:

Years	Amount
(in millions)
2020	$3.7
2019	3.7
2018	2.0

As a covenant in the 2018 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions. The Company secured the facilities by directly or indirectly pledging its total assets of $340.4 million with the exception of $115.2 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of December 31, 2020, the Company was in compliance with all covenants and provisions.

The aggregate maturities of the loan, including $7.4 million of coupon interest payments and financing fees, for each of the 29 months after December 31, 2020, are as follows (prior to the January 2021 loan amendment – see Note 18, “Subsequent events”):

Years	Amount
(in thousands)
2021	$3,141
2022	25,002
2023	14,269
Total	$42,412

10.          Shareholders’ equity

As of December 31, 2020, the Company’s authorized share capital is €3.0 million (or $3.7 million when translated at an exchange rate as of December 31, 2020, of $1.23 / €1.00), divided into 60,000,000 ordinary shares, each with a nominal value of €0.05. Under Dutch law, the authorized share capital is the maximum capital that the Company may issue without amending its articles of association.

All ordinary shares issued by the Company were fully paid. Besides the minimum amount of share capital to be held under Dutch law, there are no distribution restrictions applicable to the equity of the Company.

As of December 31, 2020, and 2019 and 2018 the Company’s reserves were restricted for payment of dividends for an accumulated foreign currency translation gain of $9.9 million in 2020 and accumulated foreign currency translation losses of $6.7 million and $7.3 million in 2019 and 2018, respectively.

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

In February 2019, the Company issued 37,175 ordinary shares to Hercules pursuant to exercised warrants for $0.5 million in aggregate cash consideration. The Company deemed the sale and issuance of these shares to be exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act, as an offshore offering of securities and such shares were issued as restricted shares. Hercules represented to us that they were in compliance with the requirements of Regulation S.

11.          Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Research and development	$11,965	$8,029	$3,994
Selling, general and administrative	9,823	9,439	6,699
Total	$21,788	$17,468	$10,693

Share-based compensation expense recognized by award type was as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Award type
Share options	$11,434	$7,896	$4,766
Restricted share units	7,364	4,117	3,020
Performance share units	2,990	5,455	2,907
Total	$21,788	$17,468	$10,693

As of December 31, 2020, the unrecognized compensation cost related to unvested awards under the various share-based compensation plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$23,492	2.78
Restricted share units	14,489	2.09
Performance share units	1,763	1.03
Total	$39,744	2.45

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of The Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2020, 14,000 fully vested share options are outstanding (December 31, 2019: 14,000) under the 2012 Plan.

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

2014 Plan

The following tables summarize option activity under the Company’s 2014 Plans for the year ended December 31, 2019:

	Options
	Number of	Weighted average	Weighted average	Aggregate intrinsic
	ordinary shares	exercise price	remaining contractual life	value
			in years	(in thousands)
Outstanding at December 31, 2019	2,683,104	$21.29	7.46	$135,238
Granted	653,852	$49.63
Forfeited	(172,548)	$42.03
Expired	(6,451)	$45.76
Exercised	(498,678)	$14.43
Outstanding at December 31, 2020	2,659,279	$28.13	7.18	32,729
Thereof, fully vested and exercisable at December 31, 2020	1,542,405	$18.05	6.15	29,161
Thereof, outstanding and expected to vest after December 31, 2020	1,116,874	$42.06	8.61	3,568

Outstanding and expected to vest at December 31, 2019	1,346,337	$28.76

Total weighted average grant date fair value of options issued during the period (in $ millions)		$18.4
Granted to directors and officers during the period (options, grant date fair value $ in millions)	209,254	$5.7
Proceeds from option sales during the period (in $ millions)		$7.2

The following table summarizes information about the weighted average grant-date fair value of options during the years ended December 31:

		Weighted average
	Options	grant‑date fair value
Granted, 2020	653,852	$28.08
Granted, 2019	647,526	23.57
Granted, 2018	937,832	15.90
Vested, 2020	713,924	14.04
Forfeited, 2020	(172,548)	24.63

The following table summarizes information about the weighted average grant-date fair value of options at December 31:

		Weighted average
	Options	grant‑date fair value
Outstanding and expected to vest, 2020	1,116,874	$24.25
Outstanding and expected to vest, 2019	1,346,337	17.05

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Year ended December 31,
Assumptions	2020	2019	2018
Expected volatility	70%	70% - 75%	75% - 80%
Expected terms	10 years	10 years	10 years
Risk free interest rate	0.76% - 1.44%	1.92% - 2.87%	2.67% - 3.20%
Expected dividend yield	0%	0%	0%

The Hull & White option model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		(in thousands)
2020	498,678	$11,927
2019	434,665	17,700
2018	388,203	7,515

Restricted Share Units

The following table summarizes the RSU activity for the year ended December 31, 2020:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	370,830	$28.62
Granted	376,799	$48.18
Vested	(206,881)	$24.18
Forfeited	(73,404)	$46.41
Non-vested at December 31, 2020	467,344	$43.56

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$18.2
Granted to directors and officers during the period (shares, $ in millions)	158,623	$7.4

The following table summarizes information about the weighted average grant-date fair value of RSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2020	376,799	$48.18
2019	198,504	38.63
2018	262,599	23.61

The following table summarizes information about the total fair value of RSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2020	$12,156
2019	10,152
2018	8,546

RSUs generally vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units

The following table summarizes the PSU activity for the year ended December 31, 2020:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2019	479,422	$21.17
Granted	91,003	$57.56
Vested	(354,105)	$17.44
Forfeited	(3,706)	$57.56
Non-vested at December 31, 2020	212,614	$42.32

Total weighted average grant date fair value of PSUs granted during the period (in $ millions)		$5.2

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

The following table summarizes information about the weighted average grant-date fair value, determined at of the date these were earned, of PSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2020	91,003	$57.56
2019	132,362	$31.71
2018	—	$—

The following table summarizes information about the total fair value of PSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2020	$21,852
2019	1,056
2018	1,350

Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the year ended December 31, 2020, 6,181 shares have been issued (December 31, 2019: 9,202 and December 31, 2018: 2,591). As of December 31, 2020, a total of 132,026 ordinary shares remains available for issuance under the ESPP plan.

12.          Expenses by nature

Operating expenses excluding expenses presented in other expenses included the following expenses by nature:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Employee-related expenses	$75,926	$59,130	$46,254
Laboratory and development expenses	35,977	30,130	23,596
Office and housing expenses	13,388	10,588	7,281
Legal and advisory expenses	17,370	11,297	7,748
Depreciation, amortization, and impairment expenses	10,648	6,669	12,415
Patent and license expenses	2,899	1,654	1,202
Other operating expenses	8,772	8,813	1,618
Total	$164,980	$128,281	$100,114

Details of employee-related expenses for the years ended December 31 are as follows:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Wages and salaries	$40,919	$32,029	$26,646
Share-based compensation expenses	21,831	17,533	10,708
Consultant expenses	2,423	2,464	2,974
Social security costs	4,068	2,727	2,231
Health insurance	2,271	1,933	1,471
Pension costs - defined contribution plans	1,779	1,052	907
Other employee expenses	2,635	1,392	1,317
Total	$75,926	$59,130	$46,254

13.          Other non-operating income / (expense)

Other non-operating income / (expense) consists of changes in the fair value of derivative financial instruments (see Note 4, “Fair value measurement”).

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Other non-operating income:
Derivative gains	$483	$—	$208
Total other non-operating income:	483	—	208
Other non-operating expense:
Derivative losses	—	(2,530)	—
Total other non-operating expense:	—	(2,530)	—
Other non-operating income / (expense), net	$483	$(2,530)	$208

The Company recorded a net gain of $0.5 million for the year ended December 31, 2020, compared to a net loss of $2.3 million and a net gain of $0.5 million for the years ended December 31, 2019 and December 31, 2018, respectively, related to the derivative financial instruments issued as part of its collaboration with BMS. The $0.5 million gain for the year ended December 31, 2020 includes a $2.3 million gain related to the reduction of the fair market value of the BMS warrants, a $0.8 million gain related to the derecognition of the BMS warrants on December 1, 2020 and a $2.6 million loss related to the initial recognition of the derivative financial liability related to the CoC-payment. The Company recorded a net loss of $0.2 million and $0.3 million for the years ended December 31, 2019 and December 31, 2018, respectively, related to warrants issued to Hercules.

14.         Income taxes

a.           Income tax benefit / (expense)

No current tax expense or liabilities were recorded in 2020 by the Company’s Dutch and U.S entities. Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s net deferred tax assets in the Netherlands. The Company released the full valuation allowance against the Company’s net deferred tax assets in the United States as of December 31, 2020.

There are no significant unrecognized tax benefits as of December 31, 2020 and 2019.

For the years ended December 31, 2020, 2019 and 2018, loss before income taxes consists of the following:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Dutch operations	$(130,493)	$(111,820)	$(85,721)
U.S. operations	(10,950)	(12,381)	2,646
Foreign operations	—	—	3
Total	$(141,443)	$(124,201)	$(83,073)

The income tax benefit / (expense) for the years ended December 31, 2020, 2019 and 2018, consists of the following:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Current tax expense
Dutch operations	$—	$—	$—
U.S. operations	—	—	—
Foreign operations	—	—	(22)
Total current tax expense	$—	$—	$(22)
Deferred tax benefit / (expense)
Dutch operations	$—	$—	$(209)
U.S. operations	16,419	—	—
Foreign operations	—	—	—
Total deferred tax benefit / (expense)	$16,419	$—	$(209)
Total income tax benefit / (expense)	$16,419	$—	$(231)

b.           Tax rate reconciliation

The reconciliation of the amount of income tax benefit / (expense) that would result from applying the Dutch statutory income tax rate to the Company’s reported amount of income tax benefit / (expense) for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Loss before income tax income / (expense) for the period	$(141,443)	$(124,201)	$(83,073)
Expected income tax benefit at the tax rate enacted in the Netherlands (25%)	35,361	31,050	20,768
Difference in tax rates between the Netherlands and the U.S. as well as other foreign countries	247	(495)	(106)
Release of valuation allowance related to expected future taxable income of U.S. operations	16,419	—	—
Other net change in valuation allowance	(30,568)	(25,583)	(19,207)
Nondeductible expenses	(5,041)	(4,972)	(2,648)
Change in fair value of contingent consideration	—	—	962
Income tax benefit / (expense)	$16,419	$—	$(231)

Nondeductible expenses predominantly relate to share-based compensation expenses and affected the effective tax rate by an amount of $5.8 million in 2020 (2019: $4.4 million; 2018: $2.7 million). Derivative financial instruments affected the effective tax rate by income of $0.8 million in 2020 (expense of $0.6 million in 2019; $0.0 million in 2018), which reduced the nondeductible expenses resulting from share-based compensation expenses.

c.           Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$158,614	$99,644
Lease liabilities	9,515	7,861
Intangible assets	1,702	770
Interest carryforwards	1,597	—
Accrued expenses and other current liabilities	1,118	628
Property, plant and equipment	1,072	761
Derivative financial instrument	661	-
Deferred revenue	—	6,676
Gross deferred tax asset	$174,279	$116,340
Less valuation allowance	(150,113)	(109,856)
Net deferred tax asset	$24,166	$6,484
Right-of-use asset	(7,702)	(6,484)
Prepaid expenses	(45)	—
Deferred tax liability	$(7,747)	$(6,484)
Net deferred tax asset	$16,419	$—

Changes in the valuation allowance were as follows:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
January 1,	$109,856	$85,100	$93,682
Changes related to reduction of deferred revenue recorded in equity upon implementation of ASC 606 Revenue recognition as of January 1, 2018	—	—	(6,229)
Changes recorded in profit and loss	30,568	25,583	19,207
Increase/(reduction) related to 2020, 2019 and 2018 Dutch tax reforms	18,287	4,059	(15,670)
Release of valuation allowance related to expected current year and future periods recorded in profit and loss	(16,419)	—	—
Other changes including currency translation effects	7,821	(4,886)	(5,890)
December 31,	$150,113	$109,856	$85,100

Included within changes recorded in profit and loss for the year ended December 31, 2020 are benefits of $1.2 million from the utilization of U.S. net operating loss carryforwards ($0.8 million for the year ended December 31, 2019 and $0.9 million for the year ended December 31, 2018).

The valuation allowance as of December 31, 2020 is primarily related to net operating loss carryforwards in the Netherlands that, in the judgment of management, are not more-likely than-not to be realized. In addition, the valuation allowance as of December 31, 2019 included deferred tax assets for net operating loss carryforwards and temporary differences in the United States of America. Management considered projected future taxable income and tax-planning strategies in making this assessment. A valuation allowance will be recorded against deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized.

Netherlands

The Company determined that in accordance with Dutch tax law it would recognize the CSL Behring License Revenue as well as the License Fees as taxable results as of the date on which the Company is contractually entitled to receive (or obligated to make) a payment under the CSL Behring Agreement. The Company expects to continue to incur taxable losses in the Netherlands except for the period in which it would receive the $450.0 million upfront payment under the CSL Behring Agreement. In the event that the Company recognizes the $450.0 million upfront payment in 2021, such payment is expected to be subject to Dutch corporate income tax at a rate of 25.0%. However, the Company does not expect that it will be required to pay any income taxes in the period in which it recognizes the $450.0 million upfront payment as taxable revenue, as such payment is not expected to exceed the net operating losses that it carries forward in the Netherlands. The Company specifically assessed the impact of the CSL Behring agreement with respect to retaining a full valuation allowance as of December 31, 2020. Closing of the CSL Behring Agreement is contingent on the successful completion of reviews under the antitrust laws in the United States, Australia, and the United Kingdom. The transactions have not closed as of December 31, 2020 as the Company received a Second Request from the United States Federal Trade Commission, on January 4, 2021. Closing of the transaction is dependent on the timing, extent, and result of the Second Request. In its assessment of whether or not it was more likely than not that the Company’s deferred tax assets in the Netherlands will be realized, the Company considered all relevant facts and circumstances, including similar regulatory reviews as well as the five-year cumulative losses reported by the Company in the Netherlands. The Company concluded that it should continue to record a full valuation allowance as of December 31, 2020 in relation to its Dutch net operating loss carryforwards.

A portion of the valuation allowance for deferred tax assets relates to follow-on offering costs. Any subsequently recognized tax benefits will be credited directly to contributed capital. As of December 31, 2020, that amount was $7.7 million ($6.9 million as of December 31, 2019). The change is attributable to changes in the foreign currency rate.

The Dutch corporate tax rate for fiscal years 2018, 2019 and 2020 was 25%. During the years 2018 and 2019, the Dutch government enacted various changes to the corporate income tax rate applicable to future fiscal years. In September 2020, further changes were enacted that retain the corporate rate at 25% from 2021 onwards.

A tax reform in December 2018 limited the carryforward of tax losses arising from January 1, 2019, to six years after the end of the respective period. Tax losses incurred prior to this date continue to expire nine years after the end of the respective period.

As of December 31, 2020, new loss compensation rules were accepted by the Dutch Senate. However, the bill includes a provision that the new compensation rules will be effective by a separate Governmental Decree, which has not been introduced as of December 31, 2020. Hence, the new loss compensation rules are not enacted as of December 31, 2020. If enacted, the rules allow losses to be carried forward indefinitely, but from fiscal year 2022 onwards would limit offsetting taxable profit in excess of EUR 1.0 million to 50% of the taxable profit.

The Dutch fiscal unity as of December 31, 2020 has an estimated $588.2 million (2019: $414.0 million; 2018: $311.7 million) of taxable losses that can be offset in the following six to seven years. The expiration dates of these Dutch losses are summarized in the following table. In the year ended December 31, 2020 unused tax losses of $18.5 million (December 31, 2019: $20.7 million) expired.

	2021	2022	2023	2024	2025-2027

	(in thousands)
Loss expiring	$15,206	$25,878	$25,202	$—	$521,931

The fiscal periods after 2017 are still open for inspection by the Dutch tax authorities.

United States of America

The federal corporate tax rate in the U.S. is 21%. In addition, the Company is subject to state taxes resulting in a combined tax rate of 27.32% for its U.S. operation. As of December 31, 2020, an estimated $42.3 million of net operating losses remain to be carried forward. These losses will expire between 2035 and 2037.

The Company’s U.S. operations generated taxable income in the fiscal years 2018, 2019 and 2020. Based on the current design of the Company’s worldwide operations, the Company expects to continue to generate taxable income in the U.S. during the foreseeable future. As of December 31, 2020, the Company considers it more likely than not that it will utilize its net deferred tax assets in the U.S. and therefore released the remaining valuation allowance of $16.4 million through profit and loss as of this date.

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

The fiscal periods after 2017 are still open for inspection by the Internal Revenue Service. The Company is currently not under examination by the IRS for any tax years.

15.          Basic and diluted earnings per share

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the years presented, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share. The shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of December 31, 2020, December 31, 2019, and December 31, 2018, respectively. In addition, the BMS warrants were not exercisable as of December 31, 2019, and December 31, 2018, since this would have required the prior designation of Collaboration Targets by BMS. This would generally have resulted in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

The potentially dilutive ordinary shares are summarized below:

	Years ended December 31,
	2020	2019	2018

	(ordinary shares)
BMS warrants (derecognized as of December 1, 2020 - see Note 4, "Fair value measurement")	—	8,893,000	8,575,000
Stock options under 2014 Plans	2,659,279	2,683,104	2,673,712
Non-vested RSUs and earned PSUs	679,958	850,252	789,490
Stock options under previous option plan	14,000	14,000	32,567
Hercules warrants (exercised February 1, 2019)	—	—	37,175
Employee share purchase plan	560	485	1,012
Total potential dilutive ordinary shares	3,353,797	12,440,841	12,108,956

16.          Commitments and contingencies

In the course of its business, the Company enters as a licensee into contracts with other parties regarding the development and marketing of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be estimated reliably.

17.        Related party transaction

Between June 2015 and December 2020, BMS was considered a related party due to the combination of its equity investment in the Company (December 31, 2020: 2.4 million ordinary shares or 5.3% of outstanding ordinary shares), the warrants as well as the potential obligations arising from the expansion of collaboration targets. On December 1, 2020, the Company entered into the amended BMS CLA. All transactions subsequent to the effective date of the amended BMS CLA are considered to no longer be with a related party due to the elimination of the potential obligations related to additional Collaboration Targets (see Note 3 “Collaboration arrangements and concentration of credit risk”) as well as the elimination of the BMS warrants (see Note 4, “Fair value measurement”).

On September 14, 2020, the Company appointed Ricardo Dolmetsch, Ph.D. as President, Research and Development. Dr. Dolmetsch succeeded Sander van Deventer, M.D., Ph.D., the former Executive Vice President, Research and Product Development. On August 25, 2020, the Company entered into a separation agreement with Robert Gut, M.D., Ph.D., pursuant to which Dr. Gut transitioned from his role as Chief Medical Officer on October 14, 2020, to be appointed a non-executive director of the Board of Directors. On December 1, 2020, at an extraordinary general meeting, the Company’s shareholders voted to approve the appointment of Dr. Gut as a non-executive director on the Board of Directors. Dr. Gut had previously been appointed as a non-executive director on the Board of Directors on June 13, 2018 by the Company’s shareholders and had resigned as a non-executive director on August 20, 2018, to be appointed as the Company’s Chief Medical Officer. On October 24, 2018, at an extraordinary general meeting, the Company’s shareholders voted to approve the appointment of Dr. Gut as an executive director on the Board of Directors.

On June 17, 2020, the Company’s shareholders voted to approve the appointment of Leonard E. Post, Ph.D., as a non-executive director of the Board of Directors. Dr. Post replaced Dr. David Schaffer, whose term as a non-executive director of the Board of Directors ended on the same date. Dr. Post has also assumed the role of chair of the Company’s Research and Development Committee of the Board of Directors.

On August 20, 2019, the Company promoted Alex Kuta, Ph.D., to Executive Vice President, Operations. Dr. Kuta, in addition to regulatory affairs, became responsible for global quality as well as GMP manufacturing at the Company’s facility in Lexington, Massachusetts. As of the same date Sander van Deventer, M.D., Ph.D., was promoted to Executive Vice President, Research and Product Development, and Dr. van Deventer, in addition to his responsibilities for research, also became responsible for the Company’s product development. As a result of these changes Scott McMillan, Ph.D. retired from uniQure. The employment of Dr. van Deventer terminated on September 14, 2020.

In August 2019, the Company entered into an Amended and Restated Agreement Collaboration and License Agreement (“Amended CLA”) as well as an additional new Collaboration and License Agreement (“New CLA”) with its related party 4DMT Molecular Therapeutics, Inc. (“4DMT”). In the Amended CLA, the Company received from 4DMT an exclusive, sublicensable, worldwide license under certain 4DMT intellectual property rights to research, develop, make, use, and commercialize previously selected Adeno-associated virus (“AAV”) capsid variants and certain associated products using 4DMT proprietary AAV technology for delivery of gene therapy constructs to cells in the central nervous system and the liver (“the Field”). In the New CLA, the parties agreed to research and develop, at 4DMT’s cost, new AAV capsid variants using 4DMT proprietary AAV technology for delivery of up to six additional transgene constructs in the Field that will be selected by the Company. As of June 2020, 4DMT is no longer considered a related party as a result of David Schaffer no longer being a non-executive member of the Company’s Board of Directors.

18.         Subsequent events

Amendment Loan Facility

As of December 31, 2020, a $35.0 million term loan was outstanding in accordance with the 2018 Amended Facility between the Company and Hercules.

On January 29, 2021, the Company and Hercules amended the Company’s loan facility with Hercules Capital Inc. entered, (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to the 2021 Term Loan, increasing the aggregate principal amount of the term loan facility from $35.0 million to $135.0 million. On January 29, 2021, the Company drew down $35.0 million of the 2021 Term Loan. The Company may draw down the remaining $65.0 million under the 2021 Term Loan in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the 2021 Term Loan bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under 2021 Term Loan is due on June 1, 2023, which date may be extended by the Company by up to two twelve-month periods. Advances under the 2021 Term Loan may not be prepaid until six months after the Closing Date, following which the Company may prepay all such advances without charge.

In addition to the 2021 Term Loan, the amendment also extends the interest-only payment period of the previously funded $35.0 million term loan from January 1, 2022 to June 1, 2023.

The Company paid a $0.4 million facility charge on January 29, 2021. End of term charges in respect of advances under the 2021 Term Loan range from 1.65% to 6.85% depending on the maturity date.

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

10.5t	

Form of Performance Stock Unit Award under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2017 filed with the Securities and Exchange Commission).

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

10.10

Patent License Agreement (L-107-2007), effective as of May 2, 2007, by and between the Company and the National Institutes of Health, as amended on December 31, 2009, May 31, 2013, and November 11, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on March 31, 2017 filed with the Securities and Exchange Commission).

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

10.49t

Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure biopharma B.V. and Christian Klemt (incorporated by reference to Exhibit 10.49 of the Company’s annual report on Form 10-K for the year ended December 31, 2019 (file no. 0001-36294) filed with the Securities and Exchange commission).

10.50t

Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure Inc. and Dr. Robert Gut (incorporated by reference to Exhibit 10.50 of the Company’s annual report on Form 10-K for the year ended December 31, 2019 (file no. 0001-36294) filed with the Securities and Exchange commission).

10.51t

Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure Inc. and Maria Cantor (incorporated by reference to Exhibit 10.51 of the Company’s annual report on Form 10-K for the year ended December 31, 2019 (file no. 0001-36294) filed with the Securities and Exchange commission).

10.52t

Amended and Restated Employment Agreement, executed March 1, 2020 by and between uniQure Inc. and Jonathan Garen (incorporated by reference to Exhibit 10.52 of the Company’s annual report on Form 10-K for the year ended December 31, 2019 (file no. 0001-36294) filed with the Securities and Exchange commission).

10.53†

Commercialization and License Agreement by and between uniQure biopharma B.V. and CSL Behring LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2020 filed with the Securities and Exchange Commission).

10.54t

Separation agreement, executed August 25, 2020, by and between uniQure biopharma B.V. and Sander van Deventer (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on September 30, 2020 filed with the Securities and Exchange Commission).

10.55t

Separation agreement, executed August 25, 2020, by and between uniQure Inc. and Robert Gut (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on September 30, 2020 filed with the Securities and Exchange Commission).

10.56t

Employment agreement, executed September 14, 2020, by and between uniQure Inc. and Ricardo Dolmetsch (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on September 30, 2020 filed with the Securities and Exchange Commission).

10.57*†	Amendment to Collaboration and License Agreement by and between uniQure Biopharma B.V. and Bristol-Myers Squibb Company dated December 1, 2020.
10.58*

Amendment No. 2 to Second Amended and Restated Loan and Security Agreement as of January 29, 2021 by and among uniQure Biopharma B.V., uniQure, Inc., uniQure IP B.V., the Company and Hercules Capital Inc.

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
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	Filed herewith

t	Indicates a management contract or compensatory plan or arrangement.

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

Signatures	Title	Date

/s/ MATTHEW KAPUSTA	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	March 1, 2021
Matthew Kapusta

/s/ CHRISTIAN KLEMT	Chief Accounting Officer	March 1, 2021
Christian Klemt

/s/ PHILIP ASTLEY SPARKE	Director	March 1, 2021
Philip Astley Sparke

/s/ MADHAVAN BALACHANDRAN	Director	March 1, 2021
Madhavan Balachandran

/s/ ROBERT GUT	Director	March 1, 2021
Robert Gut

/s/ JACK KAYE	Director	March 1, 2021
Jack Kaye

/s/ DAVID MEEK	Director	March 1, 2021
David Meek

/s/ LEONARD POST	Director	March 1, 2021
Leonard Post

/s/ PAULA SOTEROPOULOS	Director	March 1, 2021
Paula Soteropoulos

/s/ JEREMY P. SPRINGHORN	Director	March 1, 2021
Jeremy P. Springhorn