Form 10-Q
period 2021-03-31
uniQure N.V.
filed 2021-05-10
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 46,017,621 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements related to the COVID-19 coronavirus pandemic, our collaboration and license agreement with CSL Behring LLC, our cash runway, the advancement of our clinical trials, and the impact of regulatory actions on our regulatory submission timelines.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on March 1, 2021, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$260,813	$244,932
Accounts receivables	5,445	6,618
Prepaid expenses	9,186	4,337
Other current assets	6,886	3,024
Total current assets	282,330	258,911
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $35.9 million as of March 31, 2021 and $35.2 million as of December 31, 2020, respectively	33,862	32,328
Operating lease right-of-use assets	25,313	26,086
Intangible assets, net	2,908	3,361
Goodwill	518	542
Restricted cash	2,716	2,748
Deferred tax asset	16,206	16,419
Total non-current assets	81,523	81,484
Total assets	$363,853	$340,395
Current liabilities
Accounts payable	$5,749	$3,772
Accrued expenses and other current liabilities	20,896	18,038
Current portion of operating lease liabilities	5,457	5,524
Total current liabilities	32,102	27,334
Non-current liabilities
Long-term debt	70,467	35,617
Operating lease liabilities, net of current portion	29,487	30,403
Other non-current liabilities	3,107	3,136
Total non-current liabilities	103,061	69,156
Total liabilities	135,163	96,490
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 60,000,000 shares authorized as of March 31, 2021 and December 31, 2020 and 45,924,729 and 44,777,799 ordinary shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,780	2,711
Additional paid-in-capital	1,049,850	1,016,018
Accumulated other comprehensive income	2,347	9,907
Accumulated deficit	(826,287)	(784,731)
Total shareholders' equity	228,690	243,905
Total liabilities and shareholders' equity	$363,853	$340,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,
	2021	2020

	(in thousands, except share and per share amounts)
License revenues from related party	—	47
Collaboration revenues	454	—
Collaboration revenues from related party	—	57
Total revenues	454	104
Operating expenses:
Research and development expenses	(32,656)	(26,013)
Selling, general and administrative expenses	(12,375)	(9,072)
Total operating expenses	(45,031)	(35,085)
Other income	352	857
Other expense	(233)	(339)
Loss from operations	(44,458)	(34,463)
Interest income	40	822
Interest expense	(1,551)	(975)
Foreign currency gains, net	4,626	4,602
Other non-operating gains, net	—	2,015
Loss before income tax expense	$(41,343)	$(27,999)
Income tax expense	(213)	—
Net loss	$(41,556)	$(27,999)
Other comprehensive loss:
Foreign currency translation adjustments	(7,560)	(5,277)
Total comprehensive loss	$(49,116)	$(33,276)

Basic and diluted net loss per ordinary share	$(0.91)	$(0.63)
Weighted average shares used in computing basic and diluted net loss per ordinary share	45,468,485	44,279,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)/income	deficit	equity
	(in thousands, except share data)
Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(27,999)	(27,999)
Other comprehensive loss	—	—	—	(5,277)	—	(5,277)
Exercise of share options	64,762	3	929	—	—	932
Restricted and performance share units distributed during the period	521,079	29	(29)	—	—	—
Share-based compensation expense	—	—	4,355	—	—	4,355
Issuance of ordinary shares relating to employee stock purchase plan	1,801	—	78	—	—	78
Balance at March 31, 2020	44,299,596	$2,683	$992,136	$(11,966)	$(687,706)	$295,147

Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Loss for the period	—	—	—	—	(41,556)	(41,556)
Other comprehensive loss	—	—	—	(7,560)	—	(7,560)
Issuance of ordinary shares	859,885	52	27,647	—	—	27,699
Exercise of share options	16,782	1	391	—	—	392
Restricted and performance share units distributed during the period	269,089	16	(16)	—	—	—
Share-based compensation expense	—	—	5,761	—	—	5,761
Issuance of ordinary shares relating to employee stock purchase plan	1,174	—	49	—	—	49
Balance at March 31, 2021	45,924,729	$2,780	$1,049,850	$2,347	$(826,287)	$228,690

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2021	2020

	(in thousands)
Cash flows from operating activities
Net loss	$(41,556)	$(27,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,862	1,733
Share-based compensation expense	5,761	4,355
Change in fair value of derivative financial instruments	-	(2,015)
Unrealized foreign exchange gains	(5,342)	(4,824)
Deferred tax expense	213	-
Change in deferred revenue	-	270
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets	(8,023)	(1,282)
Accounts payable	2,510	(546)
Accrued expenses, other liabilities, and operating leases	3,302	(2,645)
Net cash used in operating activities	(41,273)	(32,953)
Cash flows from investing activities
Purchases of intangible assets	-	(2,213)
Purchases of property, plant, and equipment	(3,876)	(677)
Net cash used in investing activities	(3,876)	(2,890)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	34,603	-
Proceeds from issuance of ordinary shares	28,734	-
Share issuance costs from issuance of ordinary shares	(1,161)	-
Proceeds from issuance of shares related to employee stock option and purchase plans	442	1,010
Net cash generated from financing activities	62,618	1,010
Currency effect on cash, cash equivalents and restricted cash	(1,620)	(943)
Net increase / (decrease) in cash, cash equivalents and restricted cash	15,849	(35,776)
Cash, cash equivalents and restricted cash at beginning of period	247,680	380,726
Cash, cash equivalents and restricted cash at the end of period	$263,529	$344,950
Cash and cash equivalents	$260,813	$342,029
Restricted cash related to leasehold and other deposits	2,716	2,921
Total cash, cash equivalents and restricted cash	$263,529	$344,950
Supplemental cash flow disclosures:
Cash paid for interest	$(1,410)	$(780)

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

2Summary of significant accounting policies

2.1Basis of preparation

The Company prepared these unaudited consolidated financial statements in compliance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in Note 2.3.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC, (“CSL Behring”), pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B, (the “Product”).

Under the terms of the CSL Behring Agreement, the Company is entitled to receive a $450.0 million upfront cash payment upon the closing of the transaction contemplated by the CSL Behring Agreement and will be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring Agreement also provides that the Company will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

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

The effectiveness of the transaction contemplated by the CSL Behring Agreement was contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. As of March 31, 2021, such regulatory approvals had not been received in the United States. On May 5, 2021 the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) expired, and as such the CSL Behring Agreement became fully effective on May 6, 2021.

As of March 31, 2021, the Company concluded it has no enforceable right to the upfront payment, the regulatory and sale milestone payments, or the royalties (together “CSL Behring License Revenue”) that the Company will receive in accordance with the CSL Behring Agreement, as all payments were contingent upon the successful completion of reviews, or the expiration of the waiting period, under the HSR Act, which had not occurred as of March 31, 2021. Therefore, the Company determined to not recognize any revenue in relation to the CSL Behring License Revenue, in accordance with ASC 606 during the three-month period ended March 31, 2021.

In accordance with its existing license and other agreements, the Company is contractually required to pay in total a low to high single digit percentage of any upfront payment to its licensors and financial advisor (“License Fees”) following the closing of the transaction. The Company did not record any License Fees for the three-month period ended March 31, 2021, as the Company had not recognized the upfront payment as of this date.

The Company incurred $5.0 million of expenses related to the obligations related to the CSL Behring Agreement that had not been satisfied as of March 31, 2021. The Company capitalized these expenses as contract fulfillment costs (presented within Other current assets). As of March 31, 2021, the Company also recognized a $5.0 million receivable (presented within Accounts receivable) from CSL Behring for expenses for which the Company has a right of reimbursement. A contract liability was also recognized for the entire amount of expenses for which the Company has a right to reimbursement (presented within Accrued expenses and other current liabilities).  In accordance with ASC 606 it cannot recognize any CSL Behring License Revenue as of this date.

Bristol-Myers Squibb collaboration

In May 2015, the Company and Bristol-Myers Squibb (“BMS”) entered into a collaboration and license agreement and various related agreements with BMS (“BMS CLA”).

The initial four-year research term under the collaboration terminated on May 21, 2019. On December 1, 2020, the Company and BMS amended the BMS CLA (“amended BMS CLA”). Under the amended BMS CLA, BMS is limited to four Collaboration Targets. BMS may until November 30, 2021 replace up to two of these four Collaboration Targets with up to two new targets in the field of cardiovascular disease. The Company continues to be eligible to receive research, development, and regulatory milestone payments of up to $217.0 million for each Collaboration Target, if defined milestones are achieved.

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

The amended BMS CLA does not extend the initial four-year research term. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) either (A) three years after the last replacement target has been designated by BMS during the one-year replacement period ending on November 30, 2021, or (B) November 30, 2023 if no replacement targets are designated. BMS continues to reimburse the Company for these services.

The Company evaluated the impact of the amended BMS CLA in relation to its performance obligation to provide access to BMS to its technology and know-how in the field of gene therapy and to participate in joint steering committee and other governing bodies (“License Revenue”).

The Company determined that its remaining performance obligation under the amended BMS CLA was immaterial and recognized the remaining balance of unrecognized License Revenue as of November 30, 2020. The Company includes variable consideration related to any research, development, and regulatory milestone payments, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not generally consider this probable and did not record any License Revenue during the three months ended March 31, 2021.

4	Fair value measurement

The Company measures certain financial assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. U.S. GAAP requires disclosure of methodologies used in determining the reported fair values, and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 – Valuations based on quoted prices for similar assets or liabilities in markets that are not active or models for which the inputs are observable, either directly or indirectly.

●	Level 3 – Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and are unobservable.

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

The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the Consolidated balance sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2020
Assets:
Cash, cash equivalents and restricted cash	$247,680	$—	$—	$247,680	Cash and cash equivalents; restricted cash
Total assets	$247,680	$—	$—	$247,680
Liabilities:
Derivative financial instruments	—	—	2,645	2,645	Other non-current liabilities
Total liabilities	$—	$—	$2,645	$2,645
At March 31, 2021
Assets:
Cash, cash equivalents and restricted cash	$263,529	$—	$—	$263,529	Cash and cash equivalents; restricted cash
Total assets	$263,529	$—	$—	$263,529
Liabilities:
Derivative financial instruments	$—	$—	$2,645	$2,645	Other non-current liabilities
Total liabilities	$—	$—	$2,645	$2,645

Changes in Level 3 items during the three months ended March 31, 2021, are as follows:

Derivative
financial
instruments
(in thousands)
Balance at December 31, 2020	$2,645
Net (gains) / losses recognized in profit or loss	—
Balance at March 31, 2021	$2,645

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS.

In 2015, the Company granted BMS two warrants that were subsequently terminated in connection with the amendment to the BMS CLA on December 1, 2020.

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four Collaboration Targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of March 31, 2021 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determined the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of March 31, 2021 and December 31, 2020. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of March 31, 2021 and December 31, 2020 was $2.6 million.

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2021	2020

	(in thousands)
Accruals for services provided by vendors-not yet billed	$11,180	$8,269
Personnel related accruals and liabilities	4,716	7,687
Contract liability (see Note 3. "Collaboration arrangements")	5,000	2,082
Total	$20,896	$18,038

6 Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”), which was amended and restated on June 26, 2014, and again on May 6, 2016 (“2016 Amended Facility”). On December 6, 2018, the Company signed an amendment that both refinanced the then-existing $20.0 million 2016 Amended Facility and allowed the Company to draw down an additional $15.0 million (“2018 Amended Facility”). The 2018 Amended Facility extended the loan’s maturity date from May 1, 2020 until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021 and was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. The interest only period was again further extended to June 1, 2023 as a result of the January 2021 amendment (see below).  The interest rate is adjustable and is the greater of (i) 8.85% and (ii) 8.85% plus the prime rate less 5.50% per annum. Under the 2018 Amended Facility, the Company owes a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020 the Company paid a back-end fee of $1.0 million in relation to the 2016 Amended Facility.

On January 29, 2021, the Company and Hercules amended the 2018 Amended Facility (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”), increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, the Company drew down $35.0 million of the Tranche B. The Company may draw down the remaining $65.0 million under the Tranche B in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under Tranche B bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under Tranche B is due on June 1, 2023, which date may be extended by the Company by up to two twelve-month periods. Advances under Tranche B may not be prepaid prior to July 29, 2021, following which the Company may prepay all such advances without charge. The Company owes a back-end fee of 4.85% of amounts outstanding under Tranche B. The back-end fee is reduced if prepayment occurs at an earlier date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility and 2021 Amended Facility was $71.0 million as of March 31, 2021, compared to $35.9 million amortized cost for the 2018 Amended Facility as of December 31, 2020, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facilities in the three months ended March 31, 2021, was $3.2 million compared to a foreign currency loss of $0.7 million during the same period in 2020 for the 2018 Amended Facility.

Interest expense associated with the 2018 Amended Facility and 2021 Amended Facility during the three months ended March 31, 2021 was $1.5 million, compared to $0.9 million during the same periods in 2020 for the 2018 Amended Facility.

As a covenant in the 2018 Amended Facility and 2021 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility and 2021 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $363.9 million with the exception of $97.6 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility and 2021 Amended Facility contain provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2021, the Company was in material compliance with all covenants and provisions.

7Shareholders’ Equity

On March 1, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time in its sole discretion, offer and sell through SVB Leerink, acting as agent, its ordinary shares, up to an aggregate offering price of $200.0 million. The Company will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as sales agent under the Sales Agreement. Through March 31, 2021 the Company issued 859,885 ordinary shares at a weighted average price of $33.42 per share, with net proceeds of $27.6 million, after deducting underwriting discounts and net of offering expenses. The Company defers direct, incremental costs associated to this offering, except for the commission costs to SVB Leerink, which are a reduction to additional paid-in capital, and will deduct these costs from additional paid-in capital in the consolidated balance sheets proportionately to the amount of proceeds raised. As of March 31, 2021, $1.0 million of direct, incremental costs were deducted from additional paid-in capital.

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

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Research and development	$2,674	$2,382
Selling, general and administrative	3,080	1,958
Total	$5,754	$4,340

Share-based compensation expense recognized by award type was as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Award type
Share options	$2,840	$2,208
Restricted share units	2,560	1,444
Performance share units	354	688
Total	$5,754	$4,340

As of March 31, 2021, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$35,517	3.09
Restricted share units	26,227	2.40
Performance share units	1,241	0.83
Total	$62,985	2.76

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

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

The following tables summarize option activity under the Company’s 2014 Plans for the three months ended

March 31, 2021:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2020	2,659,279	$28.13
Granted	734,683	$36.95
Forfeited	(40,440)	$43.85
Expired	(5,094)	$37.85
Exercised	(16,782)	$23.34
Outstanding at March 31, 2021	3,331,646	$29.90
Thereof, fully vested and exercisable at March 31, 2021	1,718,923	$20.19
Thereof, outstanding and expected to vest after March 31, 2021	1,612,723	$40.24

Total weighted average grant date fair value of options issued during the period (in $ millions)	$15.8
Proceeds from option sales during the period (in $ millions)	$0.4

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
Assumptions	2021	2020
Expected volatility	75%	70%
Expected terms	10 years	10 years
Risk free interest rate	1.21% - 1.71%	1.44%
Expected dividend yield	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the three months ended March 31, 2021:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	467,344	$43.56
Granted	404,967	$36.96
Vested	(136,721)	$38.63
Forfeited	(15,938)	$43.46
Non-vested at March 31, 2021	719,652	$40.79

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$15.0

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the three months ended March 31, 2021:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	212,614	$42.32
Vested	(132,368)	$33.09
Forfeited	(2,916)	$57.56
Non-vested at March 31, 2021	77,330	$57.56

The PSUs will vest on the third anniversary of the grant, subject to the grantee’s continued employment.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period. During the three months ended March 31, 2021, 1,174 ordinary shares were issued under the ESPP compared to 1,801 during the same period in 2020. As of March 31, 2021, a total of 130,852 ordinary shares remain available for issuance under the ESPP plan compared to a total of 136,406 as of March 31, 2020.

9	Income taxes

The Company released its valuation allowance against the Company’s deferred tax assets in the United States as of December 31, 2020. The Company recorded $0.2 million deferred tax expense in relation to its operations in the United States during the three month period ended March 31, 2021. The Company recorded a nil net deferred tax expense in the prior year as it had recorded a valuation allowance against its net deferred tax assets in the United States as of March 31, 2020.

The effective income tax rate of 0.5% during the three months ended March 31, 2021 is substantially lower than the enacted rated of 25% in the Netherlands as the Company recorded a valuation allowance against its net deferred tax assets in the Netherlands. Refer to Note 3 “Collaboration arrangements and concentration of credit risk” for discussion on the effectiveness of the CSL Behring Agreement. The effective income tax rate during the three months ended March 31, 2020 was 0% as the Company had recorded a valuation allowance against all its net deferred tax assets.

The closing of the transaction contemplated by the CSL Behring agreement on May 6, 2021 is expected to materially impact the Company’s operating result as well as the taxable income for the year ended December 31, 2021 as well as in future periods. The Company expects to utilize a material portion of its net operating loss carryforwards in the Netherlands during 2021 as a result of closing the transaction. As of March 31, 2021 the Company expects to continue incurring tax losses in the years thereafter and expects to record a valuation allowance against all its Dutch net deferred tax assets as of December 31, 2021. The Company determined the impact which recognition of CSL Behring License Revenue is estimated to have, with regards to the expected effective tax rate of 0% that was applied with respect to the Company’s Dutch operations as of March 31, 2021, is immaterial.

10Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share. The shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of March 31, 2021 and March 31, 2020, respectively. In addition, the BMS warrants were not exercisable as of March 31, 2020 since this would have required the prior designation of Collaboration Targets by BMS. This would generally result in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

The potentially dilutive ordinary shares are summarized below:

	March 31,
	2021	2020

	(ordinary shares)
BMS warrants (derecognized as of December 1, 2020 - see Note 4, "Fair value measurement")	—	10,262,500
Stock options under 2014 Plans	3,331,646	3,003,430
Non-vested RSUs and earned PSUs	796,982	635,390
Stock options under previous option plan	14,000	14,000
Employee share purchase plan	729	681
Total potential dilutive ordinary shares	4,143,357	13,916,001

11Subsequent events

Appointment of Chief Operating Officer

Effective May 17, 2021, Pierre Caloz will be appointed as Chief Operating Officer and will be based out of the Amsterdam facility. Mr. Caloz will be responsible for all Manufacturing Operations, Global Chemistry, Manufacturing and Controls development and innovation, and Supply Chain and Facilities. As a result, Alex Kuta, Ph.D., will transition from Executive Vice President, Operations to Executive Vice President, Quality and Regulatory.

Closing of Collaboration and Licensing transaction with CSL Behring (see also note 3)

On May 5, 2021, the waiting period under the HSR Act expired, and on May 6, 2021 the CSL Behring Agreement became fully effective. Under the CSL Behring Agreement, the upfront payment of $450.0 million was paid to the Company on May 7, 2021. Additionally, the Company is eligible to receive more than $300 million in regulatory and first commercial sale milestones, up to an additional $1.3 billion in commercial milestones, and tiered double-digit royalties of up to a low-twenties percentage of net sales of the Product arising from the collaboration. The Company contractually owes a single-digit percentage of revenue from the collaboration to its licensors. The Company expects to utilize a material portion of its net operating loss carryforwards in the Netherlands during 2021 as a result of closing the transaction contemplated by the CSL Behring Agreement.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors,” and our audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission ( the “SEC”) on March 1, 2021. Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which effective May 6, 2021, we licensed to CSL Behring pursuant to the CSL Behring Agreement (as defined below), and Huntington’s disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Financing

As of December 31, 2020, a $35.0 million term loan was outstanding in accordance with the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) between us and Hercules.

On January 29, 2021, we and Hercules amended the 2018 Amended Facility (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”) increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, we drew down $35.0 million of the Tranche B. We may draw down the remaining $65.0 million under the Tranche B in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under Tranche B bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under Tranche B is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the 2021 Amended Facility may not be prepaid until July 29, 2021, following which we may prepay all such advances without charge.

In addition to Tranche B, the 2021 Amended Facility also extends the interest only payment period of the previously funded $35.0 million term loan from January 1, 2022 to June l, 2023. End of term charges in respect of advances under the 2021 Amended Facility range from 1.65% to 6.85%, depending on the maturity date.

The 2021 Amended Facility extended the funding of our operations until the second half of 2022.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement.

In March 2021, we issued 0.9 million ordinary shares at a weighted average price of $33.42 per share, with net proceeds of $27.6 million, after deducting underwriting discounts and net of offering expenses.  This further extended the funding of our operations until the end of 2022.

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

Under the terms of the CSL Behring Agreement, we are entitled to receive a $450.0 million upfront cash payment upon the closing of the CSL Behring Agreement and will be eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring agreement also provides that we will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

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

The effectiveness of the transaction contemplated by the CSL Behring Agreement was contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. As of March 31, 2021, the transaction had been cleared by the Australian and United Kingdom antitrust authorities and on May 6, 2021, the CSL Behring Agreement became fully effective after the expiration of the waiting period under the HSR Act on May 5, 2021.

Under the CSL Behring Agreement, the upfront payment of $450.0 million was paid to us on May 7, 2021. We are also eligible to receive up to more than $300 million in regulatory and first commercial sale milestones, $1.3 billion in additional commercial milestones, and tiered double-digit royalties of up to a low-twenties percentage of net product sales arising from the collaboration. We contractually owe a single-digit percentage of revenue from the collaboration to our licensors. We expect to utilize a material portion of our net operating loss carryforwards in the Netherlands during 2021 as a result of closing the transaction. The upfront payment, net of payments owed to licensors and other parties, is expected to extend the funding of our operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules Growth Capital, Inc. under our term loan facilities by 2023). The receipt of the near-term milestones would further expand the funding of our operations. However, we expect to continue to incur losses and to generate negative cash flows beyond 2021, the fiscal year in which we closed the transaction.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV serotype 5 (together “AAV-5”) vector incorporating the functional human Factor IX (“FIX”) Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B.

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

During the 26-week period after dosing, 15 patients (28%) reported a total of 21 bleeding events, representing a reduction of 83% compared to the 123 bleeding events reported by 38 patients (70%) during the observational lead-in phase of the trial. Total bleeds include any bleeding event reported after the treatment of etranacogene dezaparvovec, including spontaneous, traumatic, and those associated with unrelated medical procedures, whether or not FIX treatment was required. Of the total bleeding events reported during the 26-week period after dosing, only three were classified as spontaneous bleeds requiring treatment, representing a reduction of 92% compared to the 37 such bleeding events reported during the observational lead-in phase. Mean annualized usage of FIX replacement therapy, a secondary endpoint in the clinical trial, declined by 96% during the 26-week period after dosing compared to the observational lead-in phase. Etranacogene dezaparvovec was generally well-tolerated. As of the November 2020 cut-off date, most adverse events were classified as mild (81.5%). The most common events included transaminase elevation treated with steroids per protocol (9 patients; 17%), infusion-related reactions (7 patients; 13%), headache (7 patients; 13%) and influenza-like symptoms (7 patients; 13%). Liver enzyme elevations resolved with a tapering course of corticosteroids and FIX activity remained in the mild range in the steroid treated patients. No relationship between safety and neutralizing antibody titers was observed. Based on interactions with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), we plan to incorporate FIX activity and bleeding rates at 52 weeks as additional co-primary endpoints in the study.

On December 21, 2020, our clinical trials of etranacogene dezaparvovec, including our HOPE-B trial were placed on clinical hold by the FDA. The clinical hold was initiated following the submission of a safety report in mid-December relating to a possibly related serious adverse event associated with a preliminary diagnosis of hepatocellular carcinoma (“HCC”), a form of liver cancer, in one patient in the HOPE-B trial that was treated with etranacogene dezaparvovec in October 2019. The patient has multiple risk factors associated with HCC, including a twenty-five-year history of hepatitis C, hepatitis B, evidence of non-alcoholic fatty liver disease and advanced age. Chronic infections with hepatitis B and C have been associated with approximately 80% of HCC cases. No other cases of HCC have been reported in our clinical trials conducted in more than 67 patients in hemophilia B, with some patients dosed more than 5 years ago.

On March 26, 2021, we submitted the results of a comprehensive investigation into the case of HCC to the FDA. The investigation found that it is highly unlikely the HCC was caused by etranacogene dezaparvovec. Multiple analyses conducted by an independent laboratory and reviewed by leading external experts in the field show that AAV vector integration in the patient’s tissue sample was extremely rare and accounted for 0.027% of the cells in the sample. The integration events were distributed randomly across the genome, and there was no evidence of clonal expansion or any dominant integration event. Additionally, whole genome sequencing of the tumor confirmed that the patient had several genetic mutations that are characteristic of HCC and are independent of vector integration. Finally, gene expression analysis of the tumor and adjacent tissue suggested a precancerous state in the liver consistent with several risk factors that predispose this patient to HCC. On April 23, 2021, the FDA informed us that the clinical hold on our hemophilia B gene therapy program is removed after determining that we had satisfactorily addressed all issues identified.

Etranacogene dezaparvovec has been granted Breakthrough Therapy Designation by the FDA and access to the current priority medicines (“PRIME”) initiative by the EMA.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. AMT-130 has received orphan drug and Fast Track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

In June 2020, we announced the completion of the first two patient procedures in the Phase I/II clinical trial of AMT-130 for the treatment of Huntington’s disease. In October 2020 we completed the third and fourth patients’ procedures. In February 2021, the independent Data Safety Monitoring Board (“DSMB”) overseeing the Phase I/II clinical trial of AMT-130 for the treatment of Huntington’s disease met. No significant safety concerns were noted to prevent further dosing. On April 5, 2021 we announced that we completed the procedures for the fifth to tenth patients completing the treatment of the first cohort.

On April 5, 2021 we also announced the initiation of a Phase 1b/II clinical trial in Europe. The planned Phase Ib/II study is expected to begin enrolling patients in the second half of 2021. This open-label study will enroll 15 patients with early manifest Huntington’s disease across two dose cohorts. Together with the U.S. study, the European study is intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible.

COVID-19 measures

The coronavirus disease (“COVID-19) caused by the severe acute respiratory syndrome coronavirus 2 (“Sars-CoV 2 virus”) was characterized as a pandemic by the World Health Organization (“WHO”) on March 11, 2020. During late 2020 various, potentially more infectious, variants of the Sars-CoV 2 virus causing COVID-19 were identified.

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

To align with the Dutch government’s measures, we implemented a mandatory work-from-home policy in Amsterdam. Employees based in Amsterdam who cannot perform their duties outside of our Amsterdam facility will continue to work at our Amsterdam facility. We adapted to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and wellbeing of our employees under the current circumstances. All other employees in Amsterdam will work from home through at least the end of August 2021, partly in conjunction with the ongoing expansion of our laboratory space.

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

Facility

In February 2021 we commenced the expansion of our Amsterdam site to build additional laboratories to support the expansions of our research and development activities as well the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale. In May 2021 we entered into a sublease agreement to let an additional approximately 1,080 square meters of office space to accommodate the hiring of additional full-time employees. The lease expires in October 2028 and includes a break option until October 2023.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2021	2020

	(in thousands)
Total revenues	$454	$104
Research and development expenses	(32,656)	(26,013)
Selling, general and administrative expenses	(12,375)	(9,072)
Net loss	(41,556)	(27,999)

As of March 31, 2021, and December 31, 2020, we had cash and cash equivalents of $260.8 million and $244.9 million, respectively. We had a net loss of $41.6 million in the three months ended March 31, 2021, compared to $28.0 million for the same period in 2020. As of March 31, 2021, and December 31, 2020, we had accumulated deficits of $826.3 million and $784.7 million, respectively. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 as a result of the closing of the transaction contemplated under the CSL Behring Agreement, which became fully effective on May 6, 2021.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
●	Acquire or in-license rights to new therapeutic targets or product candidates;
●	Continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
●	Build out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the treatment of the CSL Behring Agreement, our arrangements with Bristol-Myers Squibb (“BMS”), including the amended collaboration and license agreement that we entered into with BMS in December 2020 (the “amended BMS CLA”), share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

We believe that the assumptions, judgments, and estimates related to the treatment of the CSL Behring Agreement, the amended BMS CLA, share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842 to be our critical accounting policies.

The preparation of our consolidated financial statements for the three-month period ended March 31, 2021, required us to analyze the accounting treatment of the CSL Behring Agreement.

The effectiveness of the transaction contemplated by the CSL Behring Agreement was contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. The review processes in Australia and the United Kingdom were completed prior to January 6, 2021. As of March 31, 2021, regulatory approval in the United Sates had not occurred. On May 5, 2021, the waiting period under the HSR Act expired and the transaction became fully effective on May 6, 2021.

As of March 31, 2021, we concluded that we had no enforceable right to receive the $450.0 million upfront payment, in accordance with the CSL Behring Agreement as payment was contingent upon the successful completion of reviews under the HSR Act and the reviews were not completed by March 31, 2021. Therefore, we determined we would not recognize any revenue in relation to the upfront payment, the regulatory and sale milestone payments, or the royalties (together “CSL Behring License Revenue”) in accordance with ASC 606 during the three-month period ended March 31, 2021.

We recognize deferred tax assets to the extent that we determine that these assets are more likely than not to be realized. We determined that recognition of the CSL Behring License Revenue in 2021 will consume a material portion of our net operating loss carryforwards in the Netherlands. However, we expect to continue to record operating losses in the years thereafter. Accordingly, we expect to continue to record a full valuation allowance in relation to our net operating loss carryforwards in the Netherlands as of the end of the current fiscal year. We determined the impact which recognition of CSL Behring License Revenue is estimated to have, with regards to the expected effective tax rate of 0% that was applied with respect to our Dutch operations as of March 31, 2021, is immaterial. Accordingly, we continued to record a full valuation allowance as of March 31, 2021, in relation to our net operating loss carryforwards in the Netherlands.

Revenues

We recognize collaboration revenues associated with Collaboration Target-specific pre-clinical analytical development and process development activities that are reimbursable by BMS under the BMS CLA (as defined below) and the amended BMS CLA as well as other related agreements. Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table presents a comparison of our results of operations for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020	2021 vs 2020

	(in thousands)
Total revenues	$454	$104	$350
Operating expenses:
Research and development expenses	(32,656)	(26,013)	(6,643)
Selling, general and administrative expenses	(12,375)	(9,072)	(3,303)
Total operating expenses	(45,031)	(35,085)	(9,946)
Other income	352	857	(505)
Other expense	(233)	(339)	106
Loss from operations	(44,458)	(34,463)	(9,995)
Other non-operating items, net	3,115	6,464	(3,349)
Net loss before income tax expense	$(41,343)	$(27,999)	$(13,344)
Income tax expense	(213)	-	(213)
Net loss	$(41,556)	$(27,999)	$(13,557)

Revenue

Our revenue for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020	2021 vs 2020

	(in thousands)
License Revenue	$—	$47	$(47)
Collaboration Revenue	454	57	397
Total revenues	$454	$104	$350

We recognized $0.0 million License Revenue related to upfront payments and target designation fees received from BMS in 2015 under the BMS CLA for the period ended March 31, 2020. We did not recognize any License Revenue from the December 1, 2020 amended BMS CLA for the period ended March 31, 2021.

We recognized $0.5 million Collaboration Revenue in the three months ended March 31, 2021, compared to $0.1 million for the same period in 2020.

Research and development expenses

Research and development expenses for the three months ended March 31, 2021 were $32.7 million, compared to $26.0 million for the same period in 2020. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Three months ended March 31,
	2021	2020	2021 vs 2020
	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$3,647	$4,540	$(893)
Huntington's disease (AMT-130)	1,971	1,060	911
Programs in preclinical development and platform related expenses	2,289	1,455	834
Total direct research and development expenses	$7,907	$7,055	$852

Employee and contractor-related expenses	11,595	9,348	2,247
Facility expenses	4,624	4,016	608
Disposables	3,344	2,410	934
Share-based compensation expense	2,679	2,395	284
Other expenses	2,507	789	1,718
Total other research and development expenses	$24,749	$18,958	$5,791

Total research and development expenses	$32,656	$26,013	$6,643

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the three months ended March 31, 2021 and 2020, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. Following the completion of patient enrollment into our HOPE-B trial we also started incurring costs related to preparation of a Biologics License Application (“BLA”) and marketing authorization application (“MAA”) and for commercialization of etranacogene dezaparvovec.

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

Huntington disease (AMT-130)

In the three months ended March 31, 2021 and March 31, 2020, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial.

Preclinical programs & platform development

In the three months ended March 31, 2021, we incurred $2.3 million of costs primarily related to our preclinical activities primarily associated with product candidates, SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects, compared to costs of $1.5 million in the same period in 2020, which included costs related to our product candidate for Hemophilia A (AMT-180) that was subsequently deprioritized in June 2020.

Other research & development expenses

●	We incurred $11.6 million in personnel and contractor related expenses in the three months ended March 31, 2021, compared to $9.3 million for the same period in 2020. Our costs during the three months ended March 31, 2021 increased by $2.3 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $2.7 million in share-based compensation expenses in the three months ended March 31, 2021, compared to $2.4 million for the same period in 2020 primarily driven by increase in awards granted, including those to newly recruited personnel;
●	We incurred $4.6 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended March 31, 2021, compared to $4.0 million in the same period in 2020; and
●	We incurred $2.5 million in other costs in the three months ended March 31, 2021, compared to $0.8 million for the same period in 2020 related to miscellaneous other costs we incur as a result of expanding our organization.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $12.4 million, compared to $9.1 million for the same period in 2020.

●	We incurred $3.9 million in personnel and contractor related expenses in the three months ended March 31, 2021, compared to $3.2 million in the same period in 2020. The increase in the three months ended March 31, 2021, relates to the recruitment of personnel;
●	We incurred $3.1 million in share-based compensation expenses in the three months ended March 31, 2021, compared to $1.9 million in the same period in 2020 primarily driven by increase in awards granted, including those to newly recruited personnel; and
●	We incurred $2.9 million in professional fees in the three months ended March 31, 2021, compared to $1.2 million in the same period in 2020. We regularly incur accounting, audit and legal fees associated with operating as a public company. Additionally, in the three months ended March 31, 2021, we incurred professional fees in relation to our licensing transaction with CSL Behring.

Other items, net

We recognized $0.0 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended March 31, 2021, compared $0.2 million for the same period in 2020.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense).  Following the termination of the BMS warrants on December 1, 2020, we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income. As of the same date, we recognized a derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction (“CoC-payment”) as described elsewhere in the Quarterly Report on Form 10-Q.

Our other non-operating items, net, for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020	2021 vs 2020

	(in thousands)
Interest income	$40	$822	$(782)
Interest expense - Hercules long-term debt	(1,551)	(975)	(576)
Foreign currency gains, net	4,626	4,602	24
Other non-operating gains	—	2,015	(2,015)
Total other non-operating income, net	$3,115	$6,464	$(3,349)

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $4.6 million during the three months ended March 31, 2021, compared to a net gain of $4.6 million during the same period in 2020.

In the three months ended March 31, 2021, we recognized income of nil as there was no change in the fair value of the BMS derivative financial liability for the CoC-payment, compared to income of $2.0 million during the same period in 2020 related to changes in the fair value of the BMS warrants from the BMS CLA.

Income tax

We recognized $0.2 million of deferred tax expense for the period ended March 31, 2021 and nil in the same period ended 2020.

Financial Position, Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $263.5 million. We believe our cash and cash equivalents as of March 31, 2021, combined with the $100.0 million 2021 Amended Facility, will enable us to fund our operating expenses, including our debt repayment obligations, as they become due and capital expenditure requirements until the end of 2022. Following the receipt of the $450.0 million upfront payment, which was paid to us on May 7, 2021, we expect that our cash and cash equivalents will be sufficient to fund operations into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). We are also eligible to receive up to $1.6 billion of milestones and tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds, both of which are not included in the above guidance.

	Three months ended March 31,
	2021	2020

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$247,680	$380,726
Net cash used in operating activities	(41,273)	(32,953)
Net cash used in investing activities	(3,876)	(2,890)
Net cash generated from financing activities	62,618	1,010
Foreign exchange impact	(1,620)	(943)
Cash, cash equivalents and restricted cash at the end of period	$263,529	$344,950

We have incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. We had a net loss of $41.6 million during the three months ended March 31, 2021, compared to a net loss of $28.0 million during the same period in 2020. As of March 31, 2021, we had an accumulated deficit of $826.3 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through March 31, 2021, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink with respect to an ATM offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. In March 2021 we issued 0.9 million ordinary shares for net proceeds of $27.6 million.

On December 6, 2018, we signed the 2018 Amended Facility with Hercules that both refinanced our then-existing $20.0 million credit facility and provided us with an additional unconditional commitment of $15.0 million as well as a conditional commitment of $15 million that expired on June 30, 2020. At signing, we drew down an additional $15.0 million, for a total outstanding amount of $35.0 million.

The 2018 Amended Facility extended the loan’s maturity date until June 1, 2023. The interest-only period was initially extended from November 2018 to January 1, 2021. The interest-only period was further extended to January 1, 2022 as a result of raising more than $90.0 million in equity financing in September 2019. The interest-only period was again further extended to June 1, 2023 as a result of the 2021 Amended Facility.  The variable interest rate of the 2018 Amended Facility is equal to the greater of (i) 8.85% or (ii) 8.85% plus the prime rate less 5.50%. Under the 2018 Amended Facility, we paid a facility fee equal to 0.50% at signing of the $35.0 million loan outstanding and will owe a back-end fee of 4.95% of the outstanding debt. In addition, in May 2020, we paid a back-end fee of $1.0 million in relation to the 2016 Amended Facility.

On January 29, 2021, we and Hercules entered into the 2021 Amended Facility. Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”), increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, we drew down $35.0 million of the Tranche B. We may draw down the remaining $65.0 million under the Tranche B in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the Tranche B bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under the Tranche B is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the Tranche B may not be prepaid until six-months after the Closing Date, following which we may prepay all such advances without charge. As of March 31, 2021, $70.0 million was outstanding under the 2018 Amended Facility and the 2021 Amended Facility (December 31, 2020: $35.0 million under the 2018 Amended Facility).

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

Net Cash used in operating activities

Net cash used in operating activities was $41.3 million for the three months ended March 31, 2021 and consisted of a net loss of $41.6 million adjusted for non-cash items, including depreciation and amortization expense of $1.9 million, share-based compensation expense of $5.8 million, unrealized foreign exchange gains of $5.3 million and deferred tax expense of $0.2 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $3.9 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $8.0 million primarily related to the increase in a contract asset and receivable recorded for CSL expenses to be reimbursed as well as an increase in various prepayments for the year and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $5.8 million primarily related to an increase in contract liability for CSL expenses to be reimbursed and an increase in accruals for services provided by vendors not yet billed offset by the pay-out of employee bonuses.

Net cash used in operating activities was $33.0 million for the three months ended March 31, 2020 and consisted of a net loss of $28.0 million adjusted for non-cash items, including depreciation and amortization expense of $1.7 million, share-based compensation expense of $4.4 million, fair value gains on derivative financial instruments of $2.0 million, unrealized foreign exchange gain of $4.8 million, and an increase in unamortized deferred revenue of $0.3 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $4.5 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets of $1.3 million primarily as a result of increase in prepayments for the year and a net decrease in accounts payable, accrued expenses and other liabilities of $3.2 million primarily related to pay-out of employee bonuses.

Net cash used in investing activities

In the three months ended March 31, 2021, we used $3.9 million in our investing activities compared to $2.9 million for the same period in 2020.

	Three months ended March 31,
	2021	2020

	(in thousands)
Build out of Amsterdam site	$(2,416)	$(355)
Build out of Lexington site	(1,460)	(322)
Acquisition of licenses, patents, and other rights	—	(2,213)
Total investments	$(3,876)	$(2,890)

The build out of the Amsterdam site was $2.4 million for the three months ended March 31, 2021, compared to $0.4 million for the same period in 2020. The increase is a result of the construction of additional laboratories to support the expansions of our research and development activities as well as the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale.

Net cash generated from financing activities

In the three months ended March 31, 2021, we generated $62.6 million in our financing activities compared to $1.0 million for the same period in 2020.

	Three months ended March 31,
	2021	2020

	(in thousands)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	$34,603	$-
Proceeds from issuance of ordinary shares	28,734	-
Share issuance costs from issuance of ordinary shares	(1,161)	-
Proceeds from issuance of shares related to employee stock option and purchase plans	442	1,010
Net cash generated from financing activities	$62,618	$1,010

We received proceeds of $28.7 million associated with our ATM offering in March 2021, offset by fees of $1.2 million.

In January 2021, we received $34.6 million net proceeds from the Hercules 2021 Amended Facility.

During the three months ended March 31, 2021, we received $0.4 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $1.0 million for the same period in 2020.

Funding requirements

We believe our cash and cash equivalents as of March 31, 2021, combined with the $100.0 million 2021 Amended Facility as well as the upfront payment of $450.0 million that we became entitled to receive following the closing of our transaction with CSL Behring on May 6, 2021, will enable us to fund our operating expenses, including our debt repayment obligations, as they become due and capital expenditure requirements into the second half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). Our future capital requirements will depend on many factors, including but not limited to:

●	achieving the milestones and royalties as defined within the CSL Behring Agreement;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from manufacturing products from CSL Behring.
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal and other fees associated with our venture debt loan with Hercules, which following the January 29, 2021 amendment will be due in June 2023;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated with process validation and inspection readiness of etranacogene dezaparvovec.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of March 31, 2021, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 3
	year	and 3 years	and 5 years	Over 5 years	Total

	(in thousands)
Debt obligations (including $17.1 million interest payments)	$6,068	$81,028	$—	$—	$87,096
Operating lease obligations	5,566	11,424	12,992	26,977	56,959
Total	$11,634	$92,452	$12,992	$26,977	$144,055

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. We also have obligations to make future payments that become due and payable upon the collection of the upfront payment or milestone payments from CSL Behring. We have not included these commitments on our balance sheet or in the table above because these payments only become due and payable after the CSL Behring Agreement became fully effective on May 6, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2021, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and chief financial officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on such evaluation, our CEO has concluded that as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a large group of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact the COVID-19 situation has on the operating effectiveness of our internal controls.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

During 2020, VectorY B.V., a Netherlands-based gene therapy company founded in August 2020 by Forbion International Management B.V., hired Pavlina Konstantinova and several other former uniQure employees, which we believed was in violation of the employment agreements of those employees and involved the misappropriation of our proprietary resources. On or about February 22, 2021, Dr. Konstantinova, VectorY B.V., and Forbion International Management B.V. commenced a summary proceeding in the Netherlands primarily seeking an order: (i) allowing VectorY and Dr. Konstantinova to continue their employment relationship; (ii) suspending the non-competition agreement between uniQure biopharma B.V. and Dr. Konstantinova; and (iii) precluding any monetary penalties pursuant to that non-competition agreement. The complaint also sought payment of the costs of legal proceedings and a monetary monthly payment to Dr. Konstantinova in lieu of a promise by uniQure biopharma B.V. to release Dr. Konstantinova from her obligations under the non-competition agreement.

On April 16, 2021, we settled all matters related to the dispute described above (the “Settlement”). In connection with the Settlement, we will receive preference shares in VectorY representing 5% of the fully diluted share capital in VectorY. In addition, we and certain Forbion entities entered into the Cooperation Agreement described below.

Under the terms of the Cooperation Agreement, the Forbion Entities have agreed, among other things, for a period of two years from April 16, 2021:

1.	To vote all of their ordinary shares in uniQure N.V. (1) in favor of the re-election of any persons serving on the Board of Directors of the Company (the “Board”) as of the date of the Cooperation Agreement and nominated by the Board for re-election; (2) against any nominees to serve on the Board who have not been recommended by the Board, and (3) with respect to all other matters, other than a Voting Exempt Matter, in accordance with the Board’s recommendations as identified in our notice of general meeting or any supplement thereto. For purposes of the Cooperation Agreement, a “Voting Exempt Matter” means, with respect to the Company, any shareholder vote taken to approve or ratify any merger, acquisition, recapitalization, restructuring, financing, disposition, distribution, spin-off, sale or transfer of all or substantially all of our or any of its affiliates’ assets in one or a series of transactions, joint venture or other business combination of uniQure N.V. or any of its affiliates with a third party or certain other similar transactions.
2.	Not to make any announcement or proposal with respect to, or offer, seek, propose or indicate an interest in (A) any form of business combination or acquisition or other transaction relating to assets or securities of the uniQure N.V. or any of its subsidiaries, (B) any form of restructuring, recapitalization or similar transaction with respect to the uniQure N.V. or any of its subsidiaries or (C) any form of tender or exchange offer for the ordinary shares of the uniQure N.V.
3.	Not to make, engage in, assist with, or in any way participate in, directly or indirectly, any solicitation of proxies or written consents to vote (or withhold the vote of) any voting securities of uniQure N.V.
4.	Not to take certain other specified actions aimed at changing or influencing the Board, management or control of the uniQure N.V.

We and the Forbion Entities have also agreed to certain non-disparagement provisions. Based on a Schedule 13G/A filed by For UniQure B.V. and Forbion I Management B.V. on February 16, 2021, ForUniQure held 4,386,742 ordinary shares of uniQure N.V. or approximately 9.5% of our issued outstanding ordinary shares.

Item 1A.Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Summary Risk Factors

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

All our product candidates are in research or development. We have not generated any revenues from the sale of products or manufacturing of our product for a licensee and do not expect to generate any such revenue before 2022. Our product candidates, including AMT-130 and any of our other potential product candidates, will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all of our manufacturing processes that may result in delays in regulatory approvals or otherwise adversely affect our ability to manufacture sufficient amounts of our products.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful execution of our contractual relationship with CSL Behring for the commercialization of etranacogene dezaparvovec;
●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities of our products according to required quality specifications;

●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	obtaining and maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	achieve optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	any price concessions, rebates, or discounts we may need to provide;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

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

We had a net loss of $41.6 million in the three months ended March 31, 2021, $125.0 in the full year 2020 and $124.2 million in the full year 2019. As of March 31, 2021, we had an accumulated deficit of $826.3 million. To date, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our losses will be materially impacted by the amount of license revenue that we will recognize in accordance with ASC 606 as a result of the closing of the transaction under the CSL Behring Agreement, which became fully effective on May 6, 2021.

We anticipate that our expenses will increase substantially as we:

●	Advance the clinical development of AMT-130, our Huntington’s disease gene therapy program;
●	Advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	Acquire or in-license rights to new therapeutic targets or product candidates;
●	Continue to expand, enhance, and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	Continue to expand our employee base to support research and development, as well as general and administrative functions;
●	Maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
●	Build out our commercial and medical affairs infrastructure and seek marketing approval for any product candidates.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made the 2018 Amended Facility and our 2021 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

As of March 31, 2020, we had $70.0 million of outstanding principal of borrowings under the 2018 Amended Facility and 2021 Amended Facility, which following our January 2021 amendment we are required to repay in June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through May 6, 2021, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on May 6, 2021, was $32.86 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 49.0% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at March 31, 2021. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Although we now report as a U.S. domestic filer for SEC purposes, our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees, and other stakeholders and not only those of our shareholders (as would be required under the law of most U.S. jurisdictions). As a result of these considerations our directors may take action that would be different than those that would be taken by a company organized under the law of some U.S. jurisdictions

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1* Cooperation Agreement, dated as of April 16, 2021, by and among uniQure N.V., ForUniqure B.V., Forbion 1 Management B.V., Forbion International Management B.V., and Forbion Capital Partners Management Holding B.V.

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Section 1350 Certification

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 10, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*      The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 10, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Dated May 10, 2021