Form 10-Q
period 2021-06-30
uniQure N.V.
filed 2021-07-26
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 22, 2021, the registrant had 46,073,373 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements related to the COVID-19 coronavirus pandemic, our collaboration and license agreements, our cash runway, the advancement of our clinical trials, and the impact of regulatory actions on our regulatory submission timelines.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$677,330	$244,932
Accounts receivable	2,705	6,618
Prepaid expenses	10,861	4,337
Other current assets and receivables	3,328	3,024
Total current assets	694,224	258,911
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $37.3 million as of June 30, 2021 and $35.2 million as of December 31, 2020, respectively	38,371	32,328
Operating lease right-of-use assets	26,782	26,086
Intangible assets, net	2,637	3,361
Goodwill	525	542
Deferred tax assets	15,965	16,419
Other non-current assets	5,760	2,748
Total non-current assets	90,040	81,484
Total assets	$784,264	$340,395
Current liabilities
Accounts payable	$16,817	$3,772
Accrued expenses and other current liabilities	23,526	18,038
Current portion of operating lease liabilities	5,752	5,524
Total current liabilities	46,095	27,334
Non-current liabilities
Long-term debt	70,780	35,617
Operating lease liabilities, net of current portion	30,534	30,403
Other non-current liabilities	3,247	3,136
Total non-current liabilities	104,561	69,156
Total liabilities	150,656	96,490
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of June 30, 2021 and 60,000,000 shares authorized as of December 31, 2020 and 46,050,250 and 44,777,799 ordinary shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,788	2,711
Additional paid-in-capital	1,062,234	1,016,018
Accumulated other comprehensive (loss) / income	(4,595)	9,907
Accumulated deficit	(426,819)	(784,731)
Total shareholders' equity	633,608	243,905
Total liabilities and shareholders' equity	$784,264	$340,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	462,400	—	462,400	—
License revenues from related party	—	1,530	—	1,577
Collaboration revenues	1,468	—	1,922	—
Collaboration revenues from related party	—	5	—	62
Total revenues	463,868	1,535	464,322	1,639
Operating expenses:
Cost of contract revenues	(23,178)	—	(23,178)	—
Research and development expenses	(32,747)	(28,401)	(64,777)	(54,414)
Selling, general and administrative expenses	(17,299)	(11,511)	(30,300)	(20,583)
Total operating expenses	(73,224)	(39,912)	(118,255)	(74,997)
Other income	7,590	669	7,942	1,526
Other expense	(226)	(500)	(459)	(839)
Income / (loss) from operations	398,008	(38,208)	353,550	(72,671)
Interest income	37	81	77	903
Interest expense	(1,902)	(970)	(3,453)	(1,945)
Foreign currency gains / (losses), net	6,583	(3,645)	11,209	957
Other non-operating gains, net	—	191	—	2,206
Income / (loss) before income tax expense	$402,726	$(42,551)	$361,383	$(70,550)
Income tax expense	(3,258)	—	(3,471)	—
Net income / (loss)	$399,468	$(42,551)	$357,912	$(70,550)
Other comprehensive (loss) / gain:
Foreign currency translation adjustments	(6,942)	4,647	(14,502)	(630)
Total comprehensive gain / (loss)	$392,526	$(37,904)	$343,410	$(71,180)
Earnings per ordinary share - basic
Basic net income / (loss) per ordinary share	$8.68	$(0.96)	$7.82	$(1.59)
Earnings per ordinary share - diluted
Diluted net income / (loss) per ordinary share	$8.51	$(0.96)	$7.67	$(1.59)
Weighted average shares - basic	46,037,900	44,387,463	45,754,766	44,333,460
Weighted average shares - diluted	46,929,870	44,387,463	46,678,835	44,333,460

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JUNE 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity

	(in thousands, except share and per share amounts)
Balance at March 31, 2020	44,299,596	$2,683	$992,136	$(11,966)	$(687,706)	$295,147
Loss for the period	—	—	—	—	(42,551)	(42,551)
Other comprehensive income	—	—	—	4,647	—	4,647
Exercise of share options	139,178	9	2,461	—	—	2,470
Restricted and performance share units distributed during the period	4,427	—	—	—	—	—
Share-based compensation expense	—	—	5,723	—	—	5,723
Issuance of ordinary shares relating to employee stock purchase plan	1,204	—	69	—	—	69
Balance at June 30, 2020	44,444,405	$2,692	$1,000,389	$(7,319)	$(730,257)	$265,505

Balance at March 31, 2021	45,924,729	$2,780	$1,049,850	$2,347	$(826,287)	$228,690
Income for the period	—	—	—	—	399,468	399,468
Other comprehensive loss	—	—	—	(6,942)	—	(6,942)
Issuance of ordinary shares	61,845	3	1,862	—	—	1,865
Tax benefit past share issuance cost	—	—	2,977	—	—	2,977
Exercise of share options	55,194	4	515	—	—	519
Restricted share units distributed during the period	8,482	1	(1)	—	—	—
Share-based compensation expense	—	—	7,031	—	—	7,031
Balance at June 30, 2021	46,050,250	$2,788	$1,062,234	$(4,595)	$(426,819)	$633,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity
	(in thousands, except share data)
Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(70,550)	(70,550)
Other comprehensive loss	—	—	—	(630)	—	(630)
Exercise of share options	203,940	12	3,390	—	—	3,402
Restricted and performance share units distributed during the period	525,506	29	(29)	—	—	—
Share-based compensation expense	—	—	10,078	—	—	10,078
Issuance of ordinary shares relating to employee stock purchase plan	3,005	—	147	—	—	147
Balance at June 30, 2020	44,444,405	$2,692	$1,000,389	$(7,319)	$(730,257)	$265,505

Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Income for the period	—	—	—	—	357,912	357,912
Other comprehensive loss	—	—	—	(14,502)	—	(14,502)
Issuance of ordinary shares	921,730	55	29,509	—	—	29,564
Tax benefit past share issuance cost	—	—	2,977	—	—	2,977
Exercise of share options	71,976	5	906	—	—	911
Restricted and performance share units distributed during the period	277,571	17	(17)	—	—	—
Share-based compensation expense	—	—	12,792	—	—	12,792
Issuance of ordinary shares relating to employee stock purchase plan	1,174	—	49	—	—	49
Balance at June 30, 2021	46,050,250	$2,788	$1,062,234	$(4,595)	$(426,819)	$633,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash flows from operating activities
Net income / (loss)	$357,912	$(70,550)
Adjustments to reconcile net income / (loss) to net cash generated from / used in operating activities:
Depreciation and amortization	3,667	3,505
Share-based compensation expense	12,792	10,078
Change in fair value of derivative financial instruments	-	(2,206)
Unrealized foreign exchange gains, net	(12,279)	(908)
Other non-cash items, net	539	(1,600)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(3,355)	1,050
Accounts payable	10,444	(981)
Accrued expenses, other liabilities, and operating leases	5,486	(1,332)
Net cash generated from / (used) in operating activities	375,206	(62,944)
Cash flows from investing activities
Purchases of intangible assets	-	(2,214)
Purchases of property, plant, and equipment	(6,191)	(2,392)
Net cash used in investing activities	(6,191)	(4,606)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	34,603	-
Proceeds from issuance of ordinary shares	30,899	-
Share issuance costs from issuance of ordinary shares	(1,334)	-
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	960	3,549
Net cash generated from financing activities	65,128	3,549
Currency effect on cash, cash equivalents and restricted cash	(1,665)	223
Net increase / (decrease) in cash, cash equivalents and restricted cash	432,478	(63,778)
Cash, cash equivalents and restricted cash at beginning of period	247,680	380,726
Cash, cash equivalents and restricted cash at the end of period	$680,158	$316,948
Cash and cash equivalents	$677,330	$314,265
Restricted cash related to leasehold and other deposits	2,828	2,683
Total cash, cash equivalents and restricted cash	$680,158	$316,948
Supplemental cash flow disclosures:
Cash paid for interest	$(2,943)	$(2,545)
Non-cash increase in accounts payables and accrued expenses and other current liabilities related to purchases of intangible assets and property, plant, and equipment	$3,488	$1,021

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021 except as noted below.

The Company determined its revenue recognition policies related to the CSL Behring Agreement (defined below) when the CSL Behring Agreement became fully effective on May 6, 2021. Refer to Note 3 (“Collaboration arrangements and concentration of credit risk”) for further detail.

The Company for the first time recognized net income in the three and six months ended June 30, 2021. Net income / (loss) per ordinary share was calculated in accordance with ASC 260, Earnings Per Share. Refer to Note 11 (“Basic and diluted earnings per share”) for further detail.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in Note 2.3.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020, (“Signing”), uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC, (“CSL Behring”), pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B, (the “Product”). On May 6, 2021, the CSL Behring Agreement became fully effective (“Closing”) upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on May 5, 2021.

Pursuant to the CSL Behring Agreement, the Company has received a $450.0 million upfront cash payment and $12.4 million in other payments related to the transfer of the license, during the three and six months ended June 30, 2021. The Company is eligible to receive up to $1.6 billion in additional payments based on regulatory and commercial milestones. The CSL Behring Agreement also provides that the Company will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

On Signing, the Company and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, the Company will supply the Product to CSL Behring at an agreed-upon price commensurate with the stand-alone selling price (“SSP”). The Company will be responsible for supplying development and commercial Product until such time that these capabilities may be transferred to CSL Behring or a designated contract manufacturing organization. The Company will be completing the HOPE-B clinical trial and the validation of the manufacturing process on behalf of CSL Behring, as well as provide further development services if requested by CSL Behring. Activities related to on-demand development services as well as activities related to the completing the HOPE-B clinical trial will be reimbursed by CSL Behring at an agreed full-time-employee rate (“FTE-rate”) and CSL Behring will also reimburse agreed third-party expenses incurred in relation to performing these activities. The validation of the manufacturing process as well as the development and validation of a next generation manufacturing process (“Manufacturing Development Services”) will be reimbursed through a future milestone payment. If completed after certain contractually agreed dates, the milestone payment will be reduced in accordance with a contractually agreed mechanism.

The Company concluded that CSL Behring is a customer in accordance with Topic 606.

The Company identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

These performance obligations are considered distinct from one another, as CSL Behring can benefit from the identified service either on its own or together with other resources that are readily available to CSL Behring, and as the performance obligation is separately identifiable from other performance obligations in the CSL Behring Agreement. The Company continued to develop the Product between Signing and Closing and performed certain reimbursable activities to fulfill the transfer of the global rights (“Additional Covenants” and together with the License the “License Sale”). The Additional Covenants are not considered distinct from the performance obligation to sell the license to CSL Behring as CSL Behring could not benefit from the Additional Covenants on their own, or have these activities be performed with readily available resources.

The Company determined that the fixed upfront payment of $450.0 million and the $12.4 million that the Company received in relation to the Additional Covenants should be allocated to the License Sale. In addition, the Company concluded that variable milestone payments, sales milestone payments and royalties should be allocated to the License Sale performance obligation as well. The Company determined that the sale of the License was completed on May 6, 2021, when it transferred the License and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing, the Company evaluated the amount of potential payments and the likelihood that the payments will be received. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since the Company cannot control the achievement of regulatory and first commercial sales milestones, the Company concluded that the potential payments are constrained as of Closing. The Company determined that it will recognize revenue related to these payments only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. The Company will include payments related to sales milestones in the transaction price when their achievement becomes probable, and it will include royalties on the sale of Product once these have been earned. The Company recognized $462.4 million of revenues related to the License Sale in the three and six months ended June 30, 2021. The costs associated with fulfilling this performance obligation are presented as “Cost of contract revenue” with the exception of the cost incurred prior to the Closing, which had been presented as “Research and development expenses”.

The Company determined that the variable milestone payment related to Manufacturing Development Services should be allocated to the Manufacturing Development performance obligation. The Company concluded that this milestone payment represents the SSP of the services based on the estimated cost of providing the services including a reasonable margin. The services related to Manufacturing Development will be provided between Closing and the completion of an agreed manufacturing development plan. The variable consideration will be reduced if the Company does not complete the development by pre-agreed dates. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Completion of Manufacturing Development is partially dependent on the timing of regulatory submissions by CSL Behring as well as regulatory approvals of the developed manufacturing processes. Since the Company cannot control the timing or outcome of any regulatory decisions, the Company concluded that it would recognize revenue related to this payment when it becomes probable that the milestone has been achieved. The Company did not recognize any revenue related to Manufacturing Development during the three and six months ended June 30, 2021.

The Company recognized $0.4 million of collaboration revenue in the three and six months ended June 30, 2021, compared to nil in the same periods in the prior year.  The Company generates such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring. CSL Behring may request additional development services or to request the Company to support the transfer of manufacturing to a party designated by CSL Behring. These collaboration services will be reimbursed at the pre-agreed FTE-rate. The Company concluded that these rights at Closing do not represent material rights.

As of June 30, 2021, the Company has an accounts receivable of $1.3 million from CSL Behring. The Company collected the $2.1 million of accounts receivable related to reimbursable contract fulfillment costs that was outstanding as of December 31, 2020.

Bristol-Myers Squibb collaboration

In May 2015, the Company and Bristol-Myers Squibb (“BMS”) entered into a collaboration and license agreement and various related agreements with BMS (“BMS CLA”).

The initial four-year research term under the collaboration terminated on May 21, 2019. On December 1, 2020, the Company and BMS amended the BMS CLA (“amended BMS CLA”). Under the amended BMS CLA, BMS is limited to four Collaboration Targets. BMS may until November 30, 2021 replace up to two of these four Collaboration Targets with up to two new targets in the field of cardiovascular disease. The Company continues to be eligible to receive research, development, and regulatory milestone payments of up to $217.0 million for each Collaboration Target if defined milestones are achieved.

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

The Company determined that its remaining performance obligation under the amended BMS CLA was immaterial and recognized the remaining balance of unrecognized License Revenue as of November 30, 2020. The Company includes variable consideration related to any research, development, and regulatory milestone payments, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not generally consider this probable and did not record any License Revenue during the six months ended June 30, 2021.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2020
Assets:
Cash, cash equivalents and restricted cash	$247,680	$—	$—	$247,680	Cash and cash equivalents; other non-current assets
Total assets	$247,680	$—	$—	$247,680
Liabilities:
Derivative financial instruments	—	—	2,645	2,645	Other non-current liabilities
Total liabilities	$—	$—	$2,645	$2,645
At June 30, 2021
Assets:
Cash, cash equivalents and restricted cash	$680,158	$—	$—	$680,158	Cash and cash equivalents; other non-current assets
Total assets	$680,158	$—	$—	$680,158
Liabilities:
Derivative financial instruments	$—	$—	$2,645	$2,645	Other non-current liabilities
Total liabilities	$—	$—	$2,645	$2,645

The Company recognized no gains or losses related to changes in the fair market value of derivative financial instruments during the three and six months ended June 30, 2021.

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS.

In 2015, the Company granted BMS two warrants that were subsequently terminated in connection with the amendment to the BMS CLA on December 1, 2020.

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four Collaboration Targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of June 30, 2021 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determined the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of June 30, 2021 and December 31, 2020. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of June 30, 2021 and December 31, 2020 was $2.6 million.

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2021	2020

	(in thousands)
Accruals for services provided by vendors-not yet billed	$16,734	$8,269
Personnel related accruals and liabilities	6,792	7,687
Contract liability	—	2,082
Total	$23,526	$18,038

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

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility and 2021 Amended Facility was $71.3 million as of June 30, 2021, compared to $35.9 million amortized cost for the 2018 Amended Facility as of December 31, 2020, and is recorded net of discount and debt issuance costs. The foreign currency gain on the facilities in the three months ended June 30, 2021, was $0.9 million and the foreign currency loss on the facilities in the six months ended June 30, 2021, was $2.2 million, compared to a foreign currency gain of $0.7 million and $0.0 million during the same periods in 2020 for the 2018 Amended Facility.

Interest expense associated with the 2018 Amended Facility and 2021 Amended Facility during the three and six months ended June 30, 2021, was $1.8 million and $3.4 million, compared to $0.9 million and $1.8 million, respectively, during the same periods in 2020 for the 2018 Amended Facility.

As a covenant in the 2018 Amended Facility and 2021 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility and 2021 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $784.3 million with the exception of $103.5 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility and 2021 Amended Facility contain provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2021, the Company was in material compliance with all covenants and provisions.

7Shareholders’ Equity

On March 1, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time in its sole discretion, offer and sell through SVB Leerink, acting as agent, its ordinary shares, up to an aggregate offering price of $200.0 million. The Company will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as sales agent under the Sales Agreement. In March and April 2021, the Company issued 921,730 ordinary shares at a weighted average price of $33.52 per share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses. The Company defers direct, incremental costs associated to this offering, except for the commission costs to SVB Leerink, which are a reduction to additional paid-in capital, and will deduct these costs from additional paid-in capital in the consolidated balance sheets proportionately to the amount of proceeds raised. During the three and six months ended June 30, 2021, $0.3 million and $1.3 million of direct, incremental costs were deducted from additional paid-in capital.

Following the release of the valuation allowance related to the years 2011 to 2018, the Company recognized the tax benefits of share issuance costs incurred in 2014, 2015, 2017 and 2018. This resulted in an increase of additional paid-in capital of $3.0 million in the three and six months ended June 30, 2021.

8Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2021, the Company’s shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 4,000,000 to a total of 12,601,471.

a)	2014 Plans

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Research and development	$3,286	$2,889	$5,960	$5,271
Selling, general and administrative	3,735	2,825	6,815	4,783
Total	$7,021	$5,714	$12,775	$10,054

Share-based compensation expense recognized by award type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Award type
Share options	$3,350	$2,746	$6,190	$4,954
Restricted share units	3,222	2,209	5,782	3,653
Performance share units	449	759	803	1,447
Total	$7,021	$5,714	$12,775	$10,054

As of June 30, 2021, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$34,855	2.99
Restricted share units	24,960	2.25
Performance share units	792	0.58
Total	$60,607	2.66

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

The following tables summarize option activity under the Company’s 2014 Plans for the six months ended June 30, 2021:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2020	2,659,279	$28.13
Granted	914,118	$36.36
Forfeited	(74,397)	$43.19
Expired	(9,093)	$44.14
Exercised	(71,976)	$12.65
Outstanding at June 30, 2021	3,417,931	$30.29
Thereof, fully vested and exercisable at June 30, 2021	1,774,059	$21.68
Thereof, outstanding and expected to vest after June 30, 2021	1,643,872	$39.58

Total weighted average grant date fair value of options issued during the period (in $ millions)	$19.4
Proceeds from option sales during the period (in $ millions)	$0.9

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2021	2020	2021	2020
Expected volatility	75%	70%	75%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	1.72% - 1.85%	0.76% - 0.83%	1.21% - 1.85%	0.76% - 1.44%
Expected dividend yield	0%	0%	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the six months ended June 30, 2021:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	467,344	$43.56
Granted	481,821	$36.50
Vested	(145,203)	$39.89
Forfeited	(31,067)	$42.86
Non-vested at June 30, 2021	772,895	$39.87

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$17.6

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the six months ended June 30, 2021:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	212,614	$42.32
Vested	(132,368)	$33.09
Forfeited	(2,916)	$57.56
Non-vested at June 30, 2021	77,330	$57.56

The PSUs will vest on the third anniversary of the grant, subject to the grantee’s continued employment.

b)	Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period. During the six months ended June 30, 2021, 1,174 ordinary shares were issued under the ESPP compared to 3,005 during the same period in 2020. As of June 30, 2021, a total of 130,852 ordinary shares remain available for issuance under the ESPP plan compared to a total of 135,202 as of June 30, 2020.

9	Other income

Other income during the three and six months ended June 30, 2021, was $7.6 million and $7.9 million, compared to $0.7 million and $1.5 million, respectively, during the same periods in 2020.

Other income in 2020 and 2021 includes income from payments received from European authorities to subsidize the Company’s research and development efforts in the Netherlands as well as income from subleasing part of the Amsterdam facility.

In addition, other income during the three and six months ended June 30, 2021 includes $1.3 million of employee retention credit received under the U.S. Coronavirus Aid, Relief, and Economic Security Act, as well as $3.0 million related to 69,899 shares in VectorY B.V. received in conjunction with a settlement agreement entered into in April 2021. No such income was recorded in 2020.

10	Income taxes

The Company recorded $3.3 million in income tax expense in the three months ended June 30, 2021, and $3.5 million in the six months ended June 30, 2021. The Company recorded no income tax expense during the same periods in 2020.

As of December 31, 2020, the Company had recorded a full valuation allowance against its Dutch net deferred tax assets. On May 6, 2021, the CSL Behring Agreement became effective (refer to Note 3 “Collaboration arrangements and concentration of credit risk”). The Company recorded $462.4 million of license revenue related to closing the transaction. The Company intends to record such revenue in its Dutch tax return related to the 12-month period ended December 31, 2020. As such, the Company expects to file a return showing a taxable profit in the Netherlands in 2020, which would result in the consumption of substantially all of its Dutch net operating losses for the years 2011 to 2018. The Company’s remaining Dutch net operating tax losses carried forward would relate to 2019. The Dutch government on June 4, 2021 enacted legislation, whereby such net operating tax losses can be carried forward indefinitely. The Company expects to continue incurring tax losses for the foreseeable future including 2021. As such, the Company retained its full valuation allowance related to the net deferred assets as of June 30, 2021. The adjustment to the Company’s 2020 filing position resulting in the release and consumption of prior year net operating tax losses carried forward was treated as a discrete event in the three months ended June 30, 2021. The Company allocated part of the release to the tax benefit of share issuance cost incurred in 2014, 2015, 2017 and 2018. This resulted in an increase of additional paid-in capital as well as deferred tax expenses of $3.0 million.

The Company released its valuation allowance against the Company’s deferred tax assets in the United States as of December 31, 2020. The Company recorded $0.2 million and $0.5 million deferred tax expense in relation to its operations in the United States during the three and six months ended June 30, 2021, respectively. The Company recorded a nil net deferred tax expense in the prior year as it had recorded a valuation allowance against its net deferred tax assets in the United States as of June 30, 2020.

The effective income tax rates of respectively -0.8% and -1.0% during the three and six months ended June 30, 2021, is substantially lower than the enacted rated of 25% in the Netherlands as the Company recorded a valuation allowance against its remaining net deferred tax assets in the Netherlands as of December 31, 2020, and June 30, 2021.

11Basic and diluted earnings per share

Basic net income / (loss) per ordinary share is computed by dividing net income / (loss) for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. For the three months and six months ended June 30, 2021, dilutive net income per ordinary share is computed using the treasury method.

The following table provides the calculation of basic and diluted earnings per ordinary share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Numerator:
Net income / (loss) attributable to ordinary shares	$399,468	$(42,551)	$357,912	$(70,550)
	399,468	(42,551)	357,912	(70,550)
Denominator:
Weighted-average number of ordinary shares outstanding - basic	46,037,900	44,387,463	45,754,766	44,333,460
Stock options under 2014 Plans and previous plan	797,165	—	824,101	—
Non-vested RSUs and PSUs	92,681	—	98,514	—
Employee share purchase plan	2,124	—	1,454	—
Weighted-average number of ordinary shares outstanding - diluted	46,929,870	44,387,463	46,678,835	44,333,460

The following table presents ordinary share equivalents that were excluded from the calculation of diluted net income / (loss) per ordinary share for the three and six months ended June 30, 2021 and 2020 as the effect of their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	2,634,766	2,893,733	2,607,830	2,893,733
Non-vested RSUs and PSUs	757,544	645,636	751,711	645,636
Employee share purchase plan	1,414	254	1,802	254
BMS warrants (derecognized as of December 1, 2020 - see Note 4, "Fair value measurement")	—	8,060,500	—	8,060,500
Total anti-dilutive ordinary share equivalents	3,393,724	11,600,123	3,361,343	11,603,143

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of June 30, 2020. In addition, the BMS warrants were not exercisable as of June 30, 2020. This would have resulted in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

12Subsequent event

Business combination

On June 22, 2021, the Company announced that it entered into a definitive transaction agreement under which the Company will acquire Corlieve Therapeutics S.A.S. (“Corlieve”, together the “Corlieve Transaction”). The Corlieve Transaction has been approved by the Boards of both companies and does not require the Company’s shareholder approval. The transaction is subject to customary closing conditions as well as review by the French Ministry of Economy, Finance and Recovery (Ministère de l’Economie, des Finances et de la Relance) pursuant to articles L.151-3 and R.151-1 and seq. of the French Code Monétaire et Financier. Currently, the transaction is anticipated to be completed early in the third quarter of 2021.

The Corlieve Transaction strengthens the Company’s pre-clinical program pipeline. Corlieve’s lead gene therapy program employs miRNA silencing technology to target suppression of aberrantly expressed kainate receptors in the hippocampus of patients with temporal lobe epilepsy (“TLE”) and will be known as AMT-260.

Upon closing of the Corlieve Transaction, the Company expects to pay EUR 46.3 million in cash. The Company will fund the acquisition from its cash position. Corlieve’s shareholders are eligible to receive the following additional payments of which up to 25% will be payable in the Company’s ordinary shares at the Company’s election: up to EUR 43.7 million in development milestones through Phase I/II and EUR 160.0 million in milestones associated with Phase III development and the approvals of AMT-260 in the U.S and European Union.

The Corlieve Transaction is expected to be accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date.

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

Business Developments

Below is a summary of our recent significant business developments:

Acquisition of Corlieve Therapeutics

On June 21, 2021, we entered into a share and purchase agreement (“SPA”) to acquire all outstanding shares of Corlieve Therapeutics S.A.S (“Corlieve”). Corlieve’s lead gene therapy program employs miRNA silencing technology to target suppression of aberrantly expressed kainate receptors in the hippocampus of patients with temporal lobe epilepsy (“TLE”). TLE affects approximately 1.3 million people in the U.S. and Europe alone, of which approximately 800,000 patients are unable to adequately control acute seizures with currently approved anti-epileptic therapies. Patients with refractory TLE experience increased morbidity, excess mortality, and poor quality of life. The lead program will be known as AMT-260.

The transaction is subject to customary closing conditions as well as review by the French Ministry of Economy, Finance and Recovery (Ministère de l’Economie, des Finances et de la Relance) pursuant to articles L.151-3 and R.151-1 and seq. of the French Code Monétaire et Financier. Currently, the transaction is anticipated to be completed early in the third quarter of 2021. Upon closing of the Corlieve Transaction we expect to pay EUR 46.3 million in cash to acquire all outstanding ordinary shares of Corlieve. In accordance with the SPA we owe up to EUR 43.7 million in development milestones through Phase I/II and EUR 160.0 million in milestones associated with Phase III development and the approvals of AMT-260 in the U.S and European Union. At our election we can pay up to 25% of such milestone payments in our ordinary shares. The Corlieve transaction is expected to be accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date.

Corlieve has an established license and collaboration agreement with REGENXBIO Inc. that includes an exclusive license to AAV9 for the specific genetic target of AMT-260. Under the license and collaboration agreement, REGENXBIO Inc. is eligible to receive milestone payments and royalties on net sales of AMT-260.

CSL Behring commercialization and license agreement

On June 24, 2020, (“Signing”), uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (as amended, the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, our investigational gene therapy for patients with hemophilia B (the “Product”).

The effectiveness of the transaction contemplated by the CSL Behring Agreement was contingent on the completion of review under the antitrust laws in the United States, Australia, and the United Kingdom. The transaction had previously been cleared by the Australian and United Kingdom antitrust authorities and became fully effective on May 6, 2021, after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 5, 2021.

As from May 6, 2021, CSL Behring will be responsible for the development and commercialization of the Product. We agreed to complete the validation of the current manufacturing process as well as to complete the development and validation of a next generation manufacturing process. We will be entitled to receive a development milestone payment if we complete these activities in accordance with an agreed development plan and timeline. CSL Behring will also be reimbursing us for our services to facilitate the completion of the HOPE-B clinical trial.

On Signing, we and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price commensurate with the stand-alone selling price (“SSP”). We will be responsible to supply the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization.

We recorded $462.4 million, including a $450.0 million upfront cash payment following the closing of the CSL Behring Agreement as license revenue in the three and six months ended June 30, 2021. We are eligible to receive more than $0.3 billion in regulatory, development, and first commercial sale milestones, $1.3 billion in additional commercial milestones, and tiered double-digit royalties of up to a low-twenties percentage of net product sales arising from the collaboration. Upon closing, we contractually owed to our licensors $16.7 million of the upfront payment received from CSL Behring. The payments we received significantly increased our cash and cash equivalents position to $677.3 million as of June 30, 2021. This is expected to fund our operations into the first half of 2024 (assuming a full repayment of funds borrowed from Hercules Growth Capital, Inc. under our term loan facilities by 2023, as well as payments we expected to make in relation to our acquisition of Corlieve). We expect that the achievement of the $0.3 billion regulatory, first commercial sales and development milestones would further extend our runway by 12 to 18 months.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV serotype 5 (“AAV-5”) vector incorporating the functional human Factor IX (“FIX”) Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B.

On June 22, 2021, we presented new data from the HOPE-B pivotal study related to the 52-week period post-infusion. Data showed that participants continued to demonstrate durable, sustained increases in FIX activity at 52-weeks post-infusion with a mean FIX activity of 41.5 percent of normal, as measured by a one-stage APTT-based clotting assay, compared to a mean FIX activity of 39.0 percent of normal at 26-weeks of follow-up.

During the 52-week period, a single dose of etranacogene dezaparvovec significantly reduced the annualized rate of bleeding requiring treatment by 80 percent from a prospectively collected 3.39 at baseline to 0.68 bleeding episodes per year (p-value <0.0001). The annualized rate of spontaneous bleeding requiring treatment was also significantly reduced by 85 percent from a prospectively collected 1.16 at baseline to 0.18 bleeds per year during the 52-week period (p-value <0.0001). Usage of FIX replacement therapy (IU/year and infusions/year) in all patients declined 96 percent during the 52-week period, with 52 of 54 patients (96 percent) successfully discontinuing their prophylactic infusions. As previously announced, of the two non-responders, one patient only received a partial dose (less than 10 percent of the dosage) due to an infusion reaction and a second patient had an unusually high pre-existing NAb titer of 3,212, which is expected in less than 1 percent of the general population. We expect all patients to complete their 78-week follow-up visits by the end of the third quarter of 2021, and we expect a BLA to be submitted to the FDA and a MAA to be submitted to EMA in the first quarter of 2022.

On December 21, 2020, our clinical trials of etranacogene dezaparvovec had been placed on clinical hold by the FDA following a preliminary diagnosis of hepatocellular carcinoma (“HCC”), a form of liver cancer, in one patient in the HOPE-B trial who was treated with etranacogene dezaparvovec.

On March 26, 2021, we submitted to the FDA the results of a comprehensive investigation that found it is highly unlikely the HCC was caused by etranacogene dezaparvovec. On April 23, 2021, the FDA informed us that the clinical hold on our hemophilia B gene therapy program was removed after determining that we had satisfactorily addressed all issues identified.

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

On April 5, 2021 we announced the completion of enrollment of all ten patients in the first dose cohort of our Phase Ib/II clinical trial of AMT-130. On May 27, 2021, we announced that the study’s independent Data Safety Monitoring Board (“DSMB”) recommended we continue patient dosing after reviewing safety data from all 10 patients in the first dose cohort. On June 16, 2021, we announced that the first two patient procedures were completed in the second, higher-dose cohort, which will include 16 patients. The Phase I/II study is a double-blinded, randomized, and controlled clinical trial being conducted in the United States. To date, seven patients have been treated with AMT-130 across both dose cohorts, and five patients have received an imitation surgical procedure that will serve as a control.

On April 5, 2021 we also announced the initiation of a Phase Ib/II clinical trial in Europe. The planned Phase Ib/II study is expected to begin enrolling patients in the second half of 2021. This open-label study will enroll 15 patients with early manifest Huntington’s disease across two dose cohorts. Together with the U.S. study, the European study is intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible.

Research and Development Day

On June 22, 2021, we held a research and development day to outline our vision and strategy of leveraging our AAV engine to deliver gene therapies within our key focus areas. We provided updates on our Fabry (AMT-191) and SCA3 (AMT-150) programs and announced additional new product candidates, including AMT-210 for Parkinson’s disease, AMT-240 for Alzheimer’s disease, and AMT-161 for Amyotrophic Lateral Sclerosis (“ALS”). These new programs are key components of our plan to expand our clinical pipeline.  We also announced our plans to construct a second cGMP manufacturing facility located in Amsterdam, The Netherlands.

Covid pandemic

The coronavirus disease (“Covid”) caused by the severe acute respiratory syndrome coronavirus 2 (“Sars-CoV 2 virus”) was characterized as a pandemic by the World Health Organization (“WHO”) on March 11, 2020. Since then, various, potentially more infectious, variants of the Sars-CoV 2 virus causing Covid have been identified.

Throughout the pandemic, we have been implementing measures to address the impact of Covid on our business. We have implemented a series of protocols governing the operations of our Lexington facility to comply with the requirements of the various orders and guidance from the Commonwealth of Massachusetts and other related orders, guidance, laws, and regulations. We continue to monitor local government rules and recommendations and office protocols will be aligned with these rules and recommendations. Accordingly, we had mandated a work-from-home policy since March 2020 for all non-essential employees at our Amsterdam and Lexington facilities and had implemented additional protocols for our essential employees.

Effective May 29, 2021, Massachusetts has lifted all industry restrictions, with the exceptions of remaining face-covering requirements for all public and private transportation systems and facilities housing vulnerable populations, and capacity has been increased to 100% for all industries. Furthermore, the state of emergency was lifted on June 15, 2021. Implementation of adequate cleaning and hygiene protocols are still encouraged. We have implemented a mandatory Covid PCR testing protocol in our Lexington facility effective February 11, 2021 that requires employees to have tested negative for Covid prior to entering the facility. Also in our Lexington facility, allowed occupancy has been increased to 100% in line with the permitted capacity guidelines and all employees are allowed to work at the Lexington facility subject to social distancing protocols, and a daily health screening and compliance with our Covid PCR testing policy for unvaccinated employees. All employees that are not essential employees, however, remain able to work remotely until December 31, 2021, and we have been operating significantly below 100% capacity. At least until August 1, 2021, for purposes of monitoring Covid surges due to relaxation of requirements, no employee or contractor may enter the Lexington facility unless they are either: (i) fully vaccinated; or (ii) have taken an approved test for Covid and obtained a negative result.

On June 26, 2021, the Dutch government announced updated measures. Since July 1, we allow for an occupancy rate of 50% at our Amsterdam site as well as the limited presence of visitors. We continue to operate our laboratories at our Amsterdam site to comply with social distancing rules and to ensure the health and well-being of our employees under the current circumstances. Employees that can continue to work from home are encouraged to do so through at least August 2021, partly in conjunction with the ongoing expansion of our laboratory space.

The broader implications of Covid, including the implications from the various variants, on our results of operations and overall financial performance remain uncertain. We have experienced increased lead times in the delivery of equipment and disposables that we use to manufacture materials for our various programs. Currently, these have not materially impacted our development timelines and we continue to adapt to the current environment to minimize the effect to our business. However, we may experience more pronounced disruptions in our operations in the future.

Financing

As of December 31, 2020, a $35.0 million term loan was outstanding in accordance with the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) between us and Hercules Capital, Inc. (“Hercules”).

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

In March and April of 2021, we issued 921,730 ordinary shares at a weighted average price of $33.52 per share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses.

Facility

In February 2021 we commenced the expansion of our Amsterdam site to build additional laboratories to support the expansions of our research and development activities as well the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale. In May 2021, we entered into a sublease agreement to let an additional approximately 1,080 square meters of office space to accommodate the hiring of additional full-time employees. The lease expires in October 2028 and includes an option to break the lease on October 31, 2023.

Organization

On May 17, 2021, Pierre Caloz was appointed as Chief Operating Officer.  Mr. Caloz oversees all manufacturing operations, global CMC development and innovation, supply chain, and facilities.

On June 15, 2021, Christian Klemt was appointed as Chief Financial Officer. Mr. Klemt was our Chief Accounting Officer from August 2017 to June 2021, and he will continue to serve as general manager of our Amsterdam site. Matthew Kapusta, who has been our Chief Executive Officer since December 2016 and had been our Chief Financial Officer from January 2015 to June 2021, will continue to serve as our Chief Executive Officer. In connection with his transition to Chief Financial Officer, Mr. Klemt will also serve as our Principal Financial Officer.

On June 16, 2021, our shareholders voted to approve the reappointment of Mr. David Meek and Ms. Paula Soteropoulos as non-executive directors of the Board of Directors. Mr. Meek has been appointed chairman of the Board. Mr. Philip Astley-Sparke did not stand for reappointment and retired from the Board on June 16, 2021.

Intellectual Property

On May 11, 2021, Pfizer, Inc. filed three petitions seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “’248 Patent”) and 10,465,180 (the “’180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents, which relate to the expression of factor IX protein using a modified “Padua” polypeptide having a leucine in position 338. We are in the process of responding to the petitions.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Total revenues	$463,868	$1,535	$464,322	$1,639
Cost of contract revenue	(23,178)	—	(23,178)	—
Research and development expenses	(32,747)	(28,401)	(64,777)	(54,414)
Selling, general and administrative expenses	(17,299)	(11,511)	(30,300)	(20,583)
Net income / (loss)	399,468	(42,551)	357,912	(70,550)

As of June 30, 2021, and December 31, 2020, we had cash and cash equivalents of $677.3 million and $244.9 million, respectively. We had a net income of $399.5 million and $357.9 million in the three and six months ended June 30, 2021, compared to a net loss of $42.6 million and $70.6 million for the same periods in 2020. As of June 30, 2021, and December 31, 2020, we had accumulated deficits of $426.8 million and $784.7 million, respectively. We recorded a net income in the three and six months ended June 30, 2021 as a result of the closing of the CSL Behring transaction on May 6, 2021.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to the treatment of the CSL Behring Agreement, our arrangements with Bristol-Myers Squibb (“BMS”), including the amended collaboration and license agreement that we entered into with BMS in December 2020 (the “amended BMS CLA”), share-based payments, corporate income taxes related to valuation allowance and accounting for operating leases under ASC 842. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021, with the exception of determining the accounting treatment in accordance with ASC 606 related to the CSL Behring Agreement as discussed below.

We believe that the assumptions, judgments, and estimates related to the treatment of the CSL Behring Agreement, the amended BMS CLA, share-based payments, corporate income taxes related to valuation allowance, and accounting for operating leases under ASC 842 to be our critical accounting policies.

The preparation of our consolidated financial statements for the three- and six- month period ended June 30, 2021, required us to analyze the accounting treatment of the CSL Behring Agreement that we entered into on June 24, 2020 (“Signing”). The effectiveness of the transaction had been contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. The transaction had previously been cleared by the Australian and United Kingdom antitrust authorities and became fully effective on May 6, 2021 (“Closing”), after the waiting period under the HSR Act expired on May 5, 2021.

We identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

We continued to develop the Product between Signing and Closing and performed certain reimbursable activities to fulfill the transfer of the global rights (“Additional Covenants” and together with the License the “License Sale”). We determined that the fixed upfront payment of $450.0 million and the $12.4 million that we received in relation to the Additional Covenants should be allocated to the License Sale. In addition, we concluded that variable milestone payments, sales milestone payments and royalties should be allocated to the License Sale performance obligation as well. We determined that the sale of the License was completed on May 6, 2021, when we transferred the License and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing we evaluated the amount of potential payments and the likelihood that the payments will be received. We utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since we cannot control the achievement of regulatory and first commercial sales milestones, we concluded that the potential payments are constrained as of Closing. We determined that we would recognize revenue related to these payments, only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. We will include payments related to sales milestones in the transaction price when their achievement becomes probable, and we will include royalties on the sale of Product once these have been earned. We recognized $462.4 million of revenues related to the License Sale in the three and six months ended June 30, 2021

We determined that the variable milestone payment related to Manufacturing Development Services should be allocated to the Manufacturing Development performance obligation. We concluded that this milestone payment represents the SSP of the services based on the estimated cost of providing the services including a reasonable margin. The services related to Manufacturing Development will be provided between Closing and the completion of an agreed manufacturing development plan. The variable consideration will be reduced if we do not complete the development by pre-agreed dates. We utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Completion of Manufacturing Development is partially dependent on the timing of regulatory submissions by CSL Behring as well as regulatory approvals of the developed manufacturing processes. Since we cannot control the timing or outcome of any regulatory decisions, we concluded that we would recognize revenue related to this payment when it becomes probable that the milestone has been achieved. We did not recognize any revenue related to Manufacturing Development during the three and six months ended June 30, 2021.

We recognized $0.4 million of collaboration revenue in the three and six months ended June 30, 2021, compared to nil in the same periods in the prior year. We generate such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring. CSL Behring may request additional development services or to request us to support the transfer of manufacturing to a party designated by CSL Behring. These collaboration services will be reimbursed at the pre-agreed full-time-employee rate (“FTE-rate”). We concluded that these rights at Closing do not represent material rights.

We also analyzed the impact of Closing on our net deferred tax asset in the Netherlands. Prior to Closing we had determined that the potential Closing would represent insufficient positive evidence to overcome the significant negative evidence of having been loss-making during the past three years. Accordingly, we had therefore recorded a full valuation allowance related to our net deferred tax assets. We determined that in accordance with Dutch tax law the upfront payment as well as payments related to the Additional Covenants, to the extend such activities were conducted in the 12 months ended December 31, 2020, can more likely than not be included in the Dutch tax return for the 12-month period ended December 31, 2020. Including this income in our 2020 tax position will consume substantially all of our Dutch net operating losses for the years 2011 to 2018. We treated the adjustment to our 2020 filing position resulting in the release of the valuation allowance related to our Dutch net operating losses for the years 2011 to 2018 as a discrete event in the three months ended June 30, 2021. We allocated part of the release to the tax benefit of share issuance cost incurred in 2014, 2015, 2017 and 2018. This resulted in an increase of additional paid- in capital as well as the recognition of deferred tax expenses of $3.0 million during the three and six months ended June 30, 2021. Based on changes to Dutch tax law enacted in June 2021 our remaining net operating tax loss related to 2019 can be carried forward indefinitely. We continue to expect incurring tax losses for the foreseeable future including 2021. As such, we retain our full valuation allowance related to the remaining net deferred asset as of June 30, 2021.

Revenues

We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At inception of each arrangement that includes variable consideration, we evaluate the amount of potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future period.

We allocate the transaction price based on the estimated SSP of each of the performance obligations. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts that we expect to receive for the satisfaction of each performance obligation. We recognize revenue when or as control of the performance obligation transfers to the customer. For performance obligations which consist of licenses and other promises, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time.

CSL Behring

Following the Closing of the CSL Behring agreement, we recognize license revenue related to the License Sale of the global rights to the Product. We evaluated that our performance obligation related to the License Sale was satisfied on Closing and recognized $462.4 million in license revenue related to a $450.0 million upfront payment and $12.4 million of payments in relation to Additional Covenants. We will recognize additional license revenue in relation to the License Sale when it becomes probable that regulatory and sales milestone events will be achieved as well as when royalties on sales of Product have been earned.

We recognize collaboration revenues associated with Manufacturing Development. We will recognize collaboration revenue related to a contractual development milestone when it becomes probable the milestone will be achieved.

We recognize collaboration revenues associated with Development Services that will be reimbursed by CSL Behring relating to clinical development activities. These services are provided by our employees. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied.

BMS

In May 2015, we and Bristol-Myers Squibb (“BMS”) entered into a collaboration and license agreement and various related agreements with BMS (“BMS CLA”). We have recognized license revenues associated with the amortization of the non-refundable upfront payment and target designation fees we received from BMS in accordance with the BMS CLA. We evaluated our outstanding performance obligation following the amendment of the BMS CLA on December 1, 2020 (“amended BMS CLA”) and determined that our remaining performance obligation related to license revenues is immaterial. We updated our measure of progress accordingly and amortized the remaining balance of unrecognized revenue as of December 1, 2020. In accordance with the amended BMS CLA, we continue to be eligible to receive research, development, and regulatory milestone payments as well as sales milestone payments and royalties for each of the four active Collaboration Targets if defined milestones are achieved in relation to the license to our technology and know-how. We will recognize revenue from these payments when earned or as sales occur.

We recognize collaboration revenues associated with Collaboration Target-specific pre-clinical analytical development and process development activities that are reimbursable by BMS under the BMS CLA and the amended BMS CLA as well as other related agreements. Collaboration revenue related to these contracted services is recognized when performance obligations are satisfied.

Cost of Contract Revenues

We expense contract fulfillment costs associated with license revenue recognized under the CSL Behring Agreement as costs of contract revenues.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	Employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	Costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	Costs incurred to conduct consistency and comparability studies;
●	Costs incurred for the development and improvement of our manufacturing processes and methods;
●	Costs associated with our research activities for our next-generation vector and promoter platform;
●	Costs associated with the rendering of collaboration services as well as the continued development of Product between Signing and Closing; and
●	Facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing or cost of the development of any of our product candidates involves considerable judgement due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

●	the scope, rate of progress and expense of our research and development activities;
●	our ability to successfully manufacture and scale-up production;
●	clinical trial protocols, speed of enrollment and resulting data;
●	the effectiveness and safety of our product candidates;
●	the timing of regulatory approvals; and
●	our ability to agree to ongoing development budgets with collaborators who reimburse the costs of our development programs.

A change in the outcome of any of these variables with respect to our product candidates that we may develop, including as a result of the Covid pandemic, could mean a significant change in the expenses and timing associated with the development of such product candidate.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incur expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs include employee expenses, as well as professional fees related to the preparation of a commercial launch of etranacogene dezaparvovec and advisory fees related to obtaining the CSL Behring Agreement.

Other items, net

Our other income primarily consists of payments received to subsidize our research and development efforts, income from the subleasing of our Amsterdam facility, the recognition of the equity stake received in VectorY B.V., as well as an employee retention credit under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Our other expense primarily consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table presents a comparison of our results of operations for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021	2020	2021 vs 2020

	(in thousands)
Total revenues	$463,868	$1,535	$462,333
Operating expenses:
Cost of contract revenues	(23,178)	—	(23,178)
Research and development expenses	(32,747)	(28,401)	(4,346)
Selling, general and administrative expenses	(17,299)	(11,511)	(5,788)
Total operating expenses	(73,224)	(39,912)	(33,312)
Other income	7,590	669	6,921
Other expense	(226)	(500)	274
Income / (loss) from operations	398,008	(38,208)	436,216
Other non-operating items, net	4,718	(4,343)	9,061
Net income / (loss) before income tax expense	$402,726	$(42,551)	$445,277
Income tax expense	(3,258)	-	(3,258)
Net income / (loss)	$399,468	$(42,551)	$442,019

Revenue

Our revenue for the three months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,
	2021	2020	2021 vs 2020

	(in thousands)
License revenue	$462,400	$1,530	$460,870
Collaboration revenue	1,468	5	1,463
Total revenues	$463,868	$1,535	$462,333

We recognized $462.4 million in license revenue related to the License Sale on Closing of the CSL Behring Agreement in May 2021. We did not recognize any such license revenue related to the CSL Behring Agreement in the three months ended June 30, 2020.

We recognized $1.5 million in license revenue related to upfront payments and target designation fees received from BMS in 2015 under the BMS CLA for the three months ended June 30, 2020. We did not recognize any license revenue under the amended BMS CLA during the three months ended June 30, 2021.

We recognized $1.5 million collaboration revenue in the three months ended June 30, 2021, compared to $0.0 million for the same period in 2020. Since May 6, 2021, we recognize collaboration revenue related to services we provide in accordance with the CSL Behring Agreement. Our collaboration revenue increased further as a result of increased services provided to BMS following our December 2020 amendment of the BMS CLA.

Cost of contract revenues

We recognized $23.2 million in cost of contract revenues for the three months ended June 30, 2021, compared to nil the same period in 2020. We recorded $16.7 million of expenses related to payments owed to our licensors on Closing as well as $6.5 million of other external expenses incurred to fulfill the License Sale to CSL Behring.

Research and development expenses

Research and development expenses for the three months ended June 30, 2021 were $32.7 million, compared to $28.4 million for the same period in 2020. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Three months ended June 30,
	2021	2020	2021 vs 2020
	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$2,332	$4,673	$(2,341)
Huntington's disease (AMT-130)	2,472	2,095	377
Programs in preclinical development and platform related expenses	2,425	1,770	655
Total direct research and development expenses	$7,229	$8,538	$(1,309)

Employee and contractor-related expenses	13,082	9,990	3,092
Facility expenses	4,397	4,185	212
Disposables	3,601	2,501	1,100
Share-based compensation expense	3,286	2,894	392
Other expenses	1,152	293	859
Total other research and development expenses	$25,518	$19,863	$5,655

Total research and development expenses	$32,747	$28,401	$4,346

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the three months ended June 30, 2021 and 2020, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. We also incur costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. During 2020 and up to the Closing of the CSL Behring Agreement we also incurred costs related to the preparation of a Biologics License Application (“BLA”) and marketing authorization application (“MAA”) and for commercialization of the Product. After the Closing, CSL Behring will be responsible for the clinical and regulatory development and commercialization of the Product. Direct research and development expenses related to clinical development incurred between Closing and June 30, 2021 are presented net of reimbursements due from CSL Behring.

Huntington disease (AMT-130)

In the three months ended June 30, 2021, and June 30, 2020, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial in the United States. In addition, our external costs in the three months ended June 30, 2021, included expenses related to the preparation of our Phase I/II clinical trial in Europe that we announced in April 2021.

Preclinical programs & platform development

In the three months ended June 30, 2021, we incurred $2.4 million of costs primarily related to our preclinical activities primarily associated with product candidates, SCA3 (AMT-150) and Fabry disease (AMT-190 and AMT-191), as well as various other research programs and technology innovation projects, compared to costs of $1.8 million in the same period in 2020, which also included costs related to our product candidate for Hemophilia A (AMT-180) that was deprioritized in June 2020.

Other research & development expenses

●	We incurred $13.1 million in personnel and contractor related expenses in the three months ended June 30, 2021, compared to $10.0 million for the same period in 2020. Our costs during the three months ended June 30, 2021 increased by $3.1 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $4.4 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2021, compared to $4.2 million in the same period in 2020; and
●	We incurred $3.3 million in share-based compensation expenses in the three months ended June 30, 2021, compared to $2.9 million for the same period in 2020 primarily driven by increase in awards granted, including those to newly recruited personnel.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $17.3 million, compared to $11.5 million for the same period in 2020.

●	We incurred $4.5 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the three months ended June 30, 2021, compared to nil in the same period in 2020;
●	We incurred $4.2 million in personnel and contractor related expenses in the three months ended June 30, 2021, compared to $2.9 million in the same period in 2020. The increase in the three months ended June 30, 2021, relates to the recruitment of personnel;
●	We incurred $3.7 million in share-based compensation expenses in the three months ended June 30, 2021, compared to $2.8 million in the same period in 2020 primarily driven by increase in awards granted, including those to newly recruited personnel; and
●	We incurred $2.0 million in professional fees in the three months ended June 30, 2021, compared to $3.0 million in the same period in 2020. We regularly incur accounting, audit and legal fees associated with operating as a public company.

Other items, net

We recognized $3.0 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with the Settlement Agreement in the three months ended June 30, 2021, compared to no such income for the same period in 2020.

We recognized $1.3 million in other income of employee retention credit under the U.S. CARES Act in the three months ended June 30, 2021, compared to no such income for the same period in 2020.

We recognized $3.0 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2021, compared to $0.3 million for the same period in 2020.

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

Our other non-operating items, net, for the three months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,
	2021	2020	2021 vs 2020

	(in thousands)
Interest income	$37	$81	$(44)
Interest expense - Hercules long-term debt	(1,902)	(970)	(932)
Foreign currency gains / (losses), net	6,583	(3,645)	10,228
Other non-operating gains	—	191	(191)
Total other non-operating income / (loss), net	$4,718	$(4,343)	$9,061

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $6.6 million during the three months ended June 30, 2021, compared to a net loss of $3.6 million during the same period in 2020.

In the three months ended June 30, 2021, we recognized income of nil within other non-operating gains as there was no change in the fair value of the BMS derivative financial liability for the CoC-payment, compared to income of $0.2 million during the same period in 2020 related to changes in the fair value of the BMS warrants from the BMS CLA.

Income tax expense

We recognized $3.3 million of deferred tax expense in the three months ended June 30, 2021, and nil in the same period ended 2020.

Comparison of the six months ended June 30, 2021 and 2020

The following table presents a comparison of the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021	2020	2021 vs 2020
	(in thousands)
Total revenues	$464,322	$1,639	$462,683
Operating expenses:
Cost of contract revenues	(23,178)	—	(23,178)
Research and development expenses	(64,777)	(54,414)	(10,363)
Selling, general and administrative expenses	(30,300)	(20,583)	(9,717)
Total operating expenses	(118,255)	(74,997)	(43,258)
Other income	7,942	1,526	6,416
Other expense	(459)	(839)	380
Income / (loss) from operations	353,550	(72,671)	426,221
Non-operating items, net	7,833	2,121	5,712
Income / (loss) before income tax expense	$361,383	$(70,550)	$431,933
Income tax expense	(3,471)	—	(3,471)
Net income / (loss)	$357,912	$(70,550)	$428,462

Revenue

Our revenue for the six months ended June 30, 2021 and 2020 was as follows:

	Six months ended June 30,
	2021	2020	2021 vs 2020
	(in thousands)
License revenue	$462,400	$1,577	$460,823
Collaboration revenue	1,922	62	1,860
Total revenues	$464,322	$1,639	$462,683

We recognized $462.4 million license revenue related to the License Sale on Closing of the CSL Behring Agreement in May 2021. We did not recognize any such license revenue related to the CSL Behring Agreement in the six months ended June 30, 2020.

We recognized $1.6 million license revenue related to upfront payments and target designation fees received from BMS in 2015 under the BMS CLA for the six months ended June 30, 2020. We did not recognize any license revenue under the amended BMS CLA during the six months ended June 30, 2021.

We recognized $1.9 million collaboration revenue in the six months ended June 30, 2021, compared to $0.1 million for the same period in 2020. The increase in collaboration revenue primarily relates to the increased activities under the amended BMS CLA and the CSL Behring Agreement.

Cost of contract revenues

We recognized $23.2 million in cost of contract revenues for the six months ended June 30, 2021 compared to nil the same period in 2020. We recorded $16.7 million of expenses related to payments owed to our licensors on Closing as well as $6.5 million of other external expenses incurred to fulfill the License Sale to CSL Behring.

Research and development

Research and development expenses for the six months ended June 30, 2021 were $64.8 million, compared to $54.4 million for the same period in 2020. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Six months ended June 30,
	2021	2020	2021 vs 2020

	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$5,979	$9,213	$(3,234)
Huntington's disease (AMT-130)	4,443	3,155	1,288
Programs in preclinical development and platform related expenses	4,714	3,225	1,489
Total direct research and development expenses	$15,136	$15,593	$(457)

Employee and contractor-related expenses	24,677	19,338	5,339
Facility expenses	9,021	8,201	820
Disposables	6,945	4,911	2,034
Share-based compensation expense	5,960	5,289	671
Other expenses	3,038	1,082	1,956
Total other research and development expenses	$49,641	$38,821	$10,820

Total research and development expenses	$64,777	$54,414	$10,363

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the six months ended June 30, 2021 and 2020, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We enrolled patients into a six-month lead in phase between January 2018 and September 2019 and dosed a total of 54 patients between January 2019 and March 2020. We also incur costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. During 2020 and up to the Closing of the CSL Behring Agreement, we also incurred costs related to the preparation of a BLA and MAA and for commercialization of the Product. After the Closing, CSL Behring will be responsible for the clinical and regulatory development and commercialization of the Product. Direct research and development expenses related to clinical development incurred between Closing and June 30, 2021, are presented net of reimbursements due from CSL Behring.

Huntington disease (AMT-130)

In the six months ended June 30, 2021 and June 30, 2020, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial in the United States. In addition, our external costs in the six months ended June 30, 2021, included expenses related to the preparation of our Phase I/II clinical trial in Europe that we announced in April 2021.

Preclinical programs & platform development

In the six months ended June 30, 2021, we incurred $4.7 million of costs primarily related to our preclinical activities primarily associated with product candidates, SCA3 (AMT-150) and Fabry disease (AMT-190 and AMT-191), as well as various other research programs and technology innovation projects, compared to costs of $3.2 million in the same period in 2020, which also included costs related to our product candidate for Hemophilia A (AMT-180) that was deprioritized in June 2020.

Other research & development expenses

●	We incurred $24.7 million in personnel and contractor related expenses in the six months ended June 30, 2021, compared to $19.3 million for the same period in 2020. Our costs during the six months ended June 30, 2021 increased by $5.4 million as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $9.0 million in operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2021, compared to $8.2 million in the same period in 2020 as a result of expanding our organization; and
●	We incurred $6.0 million in share-based compensation expenses in the six months ended June 30, 2021, compared to $5.3 million for the same period in 2020 primarily driven by increase in awards granted, including those to newly recruited personnel.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2021 were $30.3 million, compared to $20.6 million for the same period in 2020.

●	We incurred $8.1 million in personnel and contractor related expenses in the six months ended June 30, 2021, compared to $6.1 million in the same period in 2020. The increase in the six months ended June 30, 2021, relates to the recruitment of personnel;
●	We incurred $6.8 million in share-based compensation expenses in the six months ended June 30, 2021, compared to $4.8 million in the same period in 2020 primarily driven by increase in awards granted, including those to newly recruited personnel;
●	We incurred $5.0 million in professional fees in the six months ended June 30, 2021, compared to $4.2 million in the same period in 2020. We regularly incur accounting, audit and legal fees associated with operating as a public company; and
●	We incurred $4.5 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the six months ended June 30, 2021, compared to nil in the same period in 2020.

Other items, net

We recognized $3.0 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with the Settlement Agreement in the six months ended June 30, 2021, compared to no such income for the same period in 2020.

We recognized $1.3 million in other income of employee retention credit under the U.S. CARES Act in the six months ended June 30, 2021, compared to no such income for the same period in 2020.

We recognized $3.0 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2021, compared $0.5 million for the same period in 2020.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating income / (expense).  Following the termination of the BMS warrants on December 1, 2020, we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income. As of the same date, we recognized a derivative financial liability related to a contingent payment due to BMS upon the consummation of a CoC-payment as described elsewhere in the Quarterly Report on Form 10-Q.

		Six months ended June 30,
	2021	2020	2021 vs 2020
		(in thousands)
Interest income	$77	$903	$(826)
Interest expense	(3,453)	(1,945)	(1,508)
Foreign currency gains, net	11,209	957	10,252
Other non-operating gains, net	—	2,206	(2,206)
Total non-operating income, net	$7,833	$2,121	$5,712

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $11.2 million during the six months ended June 30, 2021, compared to a net gain of $1.0 million during the same period in 2020.

In the six months ended June 30, 2021, we recognized income of nil within other non-operating items as there was no change in the fair value of the BMS derivative financial liability for the CoC-payment, compared to income of $2.2 million during the same period in 2020 related to changes in the fair value of the BMS warrants from the BMS CLA.

Income tax expense

We recognized $3.5 million of deferred tax expense for the six months ended June 30, 2021 and nil in the same period ended 2020.

Financial Position, Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $680.2 million which include payments received from CSL Behring following the Closing. This is expected to fund our operations into the first half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023, as well as payments we expected to make in relation to our acquisition of Corlieve). We expect that the achievement of $0.3 billion of regulatory, first commercial sale, and development milestones would further extend our runway by 12 to 18 months.

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$247,680	$380,726
Net cash generated from / (used in) operating activities	375,206	(62,944)
Net cash used in investing activities	(6,191)	(4,606)
Net cash generated from financing activities	65,128	3,549
Foreign exchange impact	(1,665)	223
Cash, cash equivalents and restricted cash at the end of period	$680,158	$316,948

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. As a result of receiving the upfront payment upon Closing of the CSL Behring Agreement, we generated $375.2 million cash flows from operations during the six months ended June 30, 2021. We recorded net income of $399.5 million and $357.9 during the three and six months ended June 30, 2021, compared to a net loss of $42.6 million and $70.6 million during the same period in 2020. As of June 30, 2021, we had an accumulated deficit of $426.8 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through May 2021, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners. In May 2021, we received a $462.4 million cash payment due from CSL Behring upon Closing. In addition, we could potentially receive up to $0.3 billion in regulatory, first commercial sales and development milestone payments from CSL Behring.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink with respect to an ATM offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. In the six months ended June 30, 2021, we issued 921,730 million ordinary shares for net proceeds of $29.6 million.

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

On January 29, 2021, we and Hercules entered into the 2021 Amended Facility. Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”), increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, we drew down $35.0 million of the Tranche B. We may draw down the remaining $65.0 million under the Tranche B in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the Tranche B bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under the Tranche B is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the Tranche B may not be prepaid until six-months after the Closing Date, following which we may prepay all such advances without charge. As of June 30, 2021, $70.0 million was outstanding under the 2018 Amended Facility and the 2021 Amended Facility (December 31, 2020: $35.0 million under the 2018 Amended Facility).

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

Net Cash generated from / used in operating activities

Net cash generated from operating activities was $375.2 million for the six months ended June 30, 2021 and consisted of net income of $357.9 million adjusted for non-cash items, including depreciation and amortization expense of $3.7 million, share-based compensation expense of $12.8 million, unrealized foreign exchange gains of $12.3 million and other non-cash items, net, of $0.5 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $12.6 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $3.4 million primarily related to an increase in various prepayments and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $15.9 million primarily related to an increase in amounts to be paid to licensors upon the CSL Behring Closing. Net income primarily consisted of $462.4 million license revenue recognized on Closing.

Net cash used in operating activities was $62.9 million for the six months ended June 30, 2020 and consisted of a net loss of $70.6 million adjusted for non-cash items, including depreciation and amortization expense of $3.5 million, share-based compensation expense of $10.1 million, fair value gains on derivative financial instruments of $2.2 million, unrealized foreign exchange gain of $0.9 million, and a decrease in other non-cash items, net of $1.6 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $1.3 million. These changes primarily related to a net decrease in accounts receivable and accrued income, prepaid expenses, and other current assets of $1.1 million and a net decrease in accounts payable, accrued expenses and other liabilities of $2.3 million.

Net cash used in investing activities

In the six months ended June 30, 2021, we used $6.2 million in our investing activities compared to $4.6 million for the same period in 2020.

	Six months ended June 30,
	2021	2020

	(in thousands)
Build out of Amsterdam site	$(4,470)	$(1,816)
Build out of Lexington site	(1,721)	(576)
Acquisition of licenses, patents, and other rights	—	(2,214)
Total investments	$(6,191)	$(4,606)

The build out of the Amsterdam site consumed $4.5 million cash during the six months ended June 30, 2021, compared to $1.8 million for the same period in 2020. The increase is a result of the construction of additional laboratories to support the expansions of our research and development activities as well as the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale.

Net cash generated from financing activities

In the six months ended June 30, 2021, we generated $65.1 million in our financing activities compared to $3.5 million for the same period in 2020.

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	$34,603	$-
Proceeds from issuance of ordinary shares, net of issuance costs	29,565	-
Proceeds from issuance of shares related to employee stock option and purchase plans	960	3,549
Net cash generated from financing activities	$65,128	$3,549

In January 2021, we received $34.6 million net proceeds from the Hercules 2021 Amended Facility.

We received net proceeds of $29.6 million associated with our ATM offering in March and April 2021.

During the six months ended June 30, 2021, we received $1.0 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $3.5 million for the same period in 2020.

Funding requirements

We believe our cash and cash equivalents as of June 30, 2021, will fund our operations into the first half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facilities by 2023, as well as payments we expected to make in relation to our acquisition of Corlieve). We expect that the achievement of the $0.3 billion in regulatory, first commercial sales and development milestones would further extend our runway by 12 to 18 months. Our future capital requirements will depend on many factors, including but not limited to:

●	achieving the milestones and royalties as defined within the CSL Behring Agreement;
●	payments we will make in relation to the contemplated acquisition of Corlieve;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring.
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal and other fees associated with our venture debt loan with Hercules, which following the January 29, 2021 amendment will be due in June 2023;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated with process validation and inspection readiness of etranacogene dezaparvovec.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of June 30, 2021, that are expected to have an impact on liquidity and cash flows in future periods.

	Less than 1	Between 1	Between 3
	year	and 3 years	and 5 years	Over 5 years	Total

	(in thousands)
Debt obligations (including $15.6 million interest payments)	$6,068	$79,498	$—	$—	$85,566
Operating lease obligations	5,862	12,712	13,576	25,954	58,104
Total	$11,930	$92,210	$13,576	$25,954	$143,670

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. We also have obligations to make future payments that become due and payable upon the collection of milestone payments from CSL Behring. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2021, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the second quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for additional controls established in relation to the revenue recognition under the CSL Behring Agreement and for calculating diluted earnings per ordinary share.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

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

On April 16, 2021, we settled all matters related to the dispute described above (the “Settlement”). In connection with the Settlement, we received, among other things, preference shares in VectorY representing 5% of the fully diluted share capital in VectorY. In addition, we and certain related Forbion entities entered into a Cooperation Agreement.

Under the terms of the Cooperation Agreement, we and the Forbion entities agreed to certain non-disparagement provisions, and the Forbion entities agreed, among other things, for a period of two years from April  16, 2021:

1.	To vote all of their ordinary shares in uniQure N.V. (1) in favor of the re-election of any persons serving on the Board of Directors of the Company (the “Board”) as of the date of the Cooperation Agreement and nominated by the Board for re-election; (2) against any nominees to serve on the Board who have not been recommended by the Board, and (3) with respect to all other matters, other than certain defined exempt matters, in accordance with the Board’s recommendations as identified in our notice of general meeting or any supplement thereto.
2.	Not to make any announcement or proposal with respect to, or offer, seek, propose, or indicate an interest in (A) any form of business combination or acquisition or other transaction relating to assets or securities of the uniQure N.V. or any of its subsidiaries, (B) any form of restructuring, recapitalization, or similar transaction with respect to the uniQure N.V. or any of its subsidiaries or (C) any form of tender or exchange offer for the ordinary shares of the uniQure N.V.
3.	Not to make, engage in, assist with, or in any way participate in, directly or indirectly, any solicitation of proxies or written consents to vote (or withhold the vote of) any voting securities of uniQure N.V.
4.	Not to take certain other specified actions aimed at changing or influencing the Board, management, or control of the uniQure N.V.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We may encounter substantial delays in, and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our business and operations have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	Our resources might be adversely affected if we are unable to meet our product development and supply needs and obligations, including our ability to complete the validation of our existing manufacturing processes as well as to develop larger scale manufacturing processes, which could adversely affect our ability to sufficiently meet our future production needs or regulatory filing timelines.
●	We cannot predict when or if we will obtain marketing approval to commercialize a product candidate.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
●	Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

Risks Related to the Current Covid Pandemic

Our business and operations have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.

The ongoing outbreak of Covid originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and the Netherlands. On March 11, 2020, the WHO declared the outbreak a pandemic. The Covid pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely. The Covid pandemic has caused and may continue to cause disruptions in our raw material supply, our commercial-scale manufacturing capabilities for AAV-based gene therapies, the development of our product candidates, employee productivity and the conduct of current and future clinical trials. In addition, the Covid pandemic has affected and may continue to affect the operations of the FDA, EMA, and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130, the evolving Covid pandemic has impacted the pace of enrollment and procedures in our clinical trials, as well as caused challenges in scheduling follow-up visits and managing other aspects of our clinical trials. We may be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of Covid patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the Covid pandemic, and federal, state, and local public health measures designed to mitigate the spread of the virus, have impacted and could continue to negatively impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the Covid pandemic is difficult to assess or predict, the impact of the Covid pandemic on global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the Covid pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these negative effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on whom we rely.

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

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or cases of force majeure and acts of god (including the effects of the Covid pandemic) beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses in prior years and expect to incur losses over the next several years and may never achieve or maintain profitability.

We had a net gain of $357.9 million in the six months ended June 30, 2021, and a net loss of $125.0 in the full year 2020 and $124.2 million in the full year 2019. As of June 30, 2021, we had an accumulated deficit of $426.8 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2021 and 2022 primarily from the $462.4 million payments we collected from CSL Behring in May 2021. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our profit in the three and six months ended June 30, 2021 was materially impacted by the amount of license revenue that we recognized as a result of the Closing of the transaction under the CSL Behring Agreement.

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

As of June 30, 2021, we had $70.0 million of outstanding principal of borrowings under the 2018 Amended Facility and 2021 Amended Facility, which following our January 2021 amendment we are required to repay in June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. The increased number of employees working remotely due to Covid might increase our vulnerability to the above risk.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through July 22, 2021, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on July 22, 2021, was $26.49 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 54.9% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at June 30, 2021. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualified as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016 but not between 2017 and 2020. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

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

EXHIBIT INDEX

2.1*† Sale and Purchase Agreement, executed June 21, 2021, by and between uniQure N.V. and Corlieve Therapeutics SAS

3.1* Amended Articles of Association of the Company, effective as of June 16, 2021.

4.1*t2014 Share Incentive Plan, Amended and Restated, effective as of June 16, 2021.

10.1*t Employment Agreement, effective May 17, 2021, by and between uniQure biopharma B.V. and Pierre Caloz

10.2*t Equity Side Letter, effective May 17, 2021, by and between uniQure N.V. and Pierre Caloz

10.3*tAmended and Restated Employment Agreement, effective June 15, 2021, by and between uniQure biopharma B.V. and Christian Klemt

31.1*     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±     Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*      The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on July 26, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*      The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on July 26, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

*            Filed herewith.

±            Furnished herewith.

tIndicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQURE, N.V.
By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive Officer)
By: /s/ Christian Klemt Christian Klemt Chief Financial Officer (Principal Financial Officer)

Dated July 26, 2021