Form 10-Q
period 2021-09-30
uniQure N.V.
filed 2021-10-25
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 21, 2021, the registrant had 46,214,244 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements related to the COVID-19 coronavirus pandemic, our collaboration and license agreements, our Corlieve transaction, our cash runway, the advancement of our clinical trials, and the impact of regulatory actions on our regulatory submission timelines.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$578,464	$244,932
Accounts receivable	3,771	6,618
Prepaid expenses	10,345	4,337
Other current assets and receivables	1,184	3,024
Total current assets	593,764	258,911
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $35.9 million as of September 30, 2021 and $35.2 million as of December 31, 2020, respectively	41,215	32,328
Operating lease right-of-use assets	26,194	26,086
Intangible assets, net	64,005	3,361
Goodwill	28,060	542
Deferred tax assets, net	15,719	16,419
Other non-current assets	5,668	2,748
Total non-current assets	180,861	81,484
Total assets	$774,625	$340,395
Current liabilities
Accounts payable	$5,373	$3,772
Accrued expenses and other current liabilities	30,746	18,038
Current portion of operating lease liabilities	5,798	5,524
Total current liabilities	41,917	27,334
Non-current liabilities
Long-term debt	71,490	35,617
Operating lease liabilities, net of current portion	29,733	30,403
Contingent consideration	23,781	—
Deferred tax liabilities, net	13,141	—
Other non-current liabilities	3,808	3,136
Total non-current liabilities	141,953	69,156
Total liabilities	183,870	96,490
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of September 30, 2021 and 60,000,000 shares authorized as of December 31, 2020 and 46,207,776 and 44,777,799 ordinary shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,797	2,711
Additional paid-in-capital	1,069,191	1,016,018
Accumulated other comprehensive (loss) / income	(17,883)	9,907
Accumulated deficit	(463,350)	(784,731)
Total shareholders' equity	590,755	243,905
Total liabilities and shareholders' equity	$774,625	$340,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	—	—	462,400	—
License revenues from related party	—	1,776	—	3,353
Collaboration revenues	1,989	—	3,911	—
Collaboration revenues from related party	—	13	—	75
Total revenues	1,989	1,789	466,311	3,428
Operating expenses:
Cost of contract revenues	—	—	(23,178)	—
Research and development expenses	(36,432)	(36,302)	(101,209)	(90,716)
Selling, general and administrative expenses	(12,023)	(10,789)	(42,323)	(31,372)
Total operating expenses	(48,455)	(47,091)	(166,710)	(122,088)
Other income	1,680	1,032	9,622	2,558
Other expense	(214)	(220)	(673)	(1,059)
(Loss) / income from operations	(45,000)	(44,490)	308,550	(117,161)
Interest income	46	13	123	916
Interest expense	(1,924)	(942)	(5,377)	(2,887)
Foreign currency gains / (losses), net	10,436	(8,681)	21,645	(7,724)
Other non-operating gains, net	—	325	—	2,531
(Loss) / income before income tax expense	$(36,442)	$(53,775)	$324,941	$(124,325)
Income tax expense	(89)	—	(3,560)	—
Net (loss) / income	$(36,531)	$(53,775)	$321,381	$(124,325)
Other comprehensive (loss) / gain:
Foreign currency translation adjustments	(13,288)	9,652	(27,790)	9,022
Total comprehensive (loss) / gain	$(49,819)	$(44,123)	$293,591	$(115,303)
Earnings per ordinary share - basic
Basic net (loss) / income per ordinary share	$(0.79)	$(1.21)	$7.00	$(2.80)
Earnings per ordinary share - diluted
Diluted net (loss) / income per ordinary share	$(0.79)	$(1.21)	$6.87	$(2.80)
Weighted average shares - basic	46,152,404	44,471,844	45,888,769	44,379,924
Weighted average shares - diluted	46,152,404	44,471,844	46,780,963	44,379,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity

	(in thousands, except share and per share amounts)
Balance at June 30, 2020	44,444,405	$2,692	$1,000,389	$(7,319)	$(730,257)	$265,505
Loss for the period	—	—	—	—	(53,775)	(53,775)
Other comprehensive income	—	—	—	9,652	—	9,652
Exercise of share options	7,348	—	139	—	—	139
Restricted share units distributed during the period	35,480	2	(2)	—	—	—
Share-based compensation expense	—	—	6,372	—	—	6,372
Issuance of ordinary shares relating to employee stock purchase plan	277	—	—	—	—	—
Balance at September 30, 2020	44,487,510	$2,694	$1,006,898	$2,333	$(784,032)	$227,893

Balance at June 30, 2021	46,050,250	$2,788	$1,062,234	$(4,595)	$(426,819)	$633,608
Loss for the period	—	—	—	—	(36,531)	(36,531)
Other comprehensive loss	—	—	—	(13,288)	—	(13,288)
Exercise of share options	84,811	5	909	—	—	914
Restricted share units distributed during the period	69,165	4	(4)	—	—	—
Share-based compensation expense	—	—	5,955	—	—	5,955
Issuance of ordinary shares relating to employee stock purchase plan	3,550	—	97	—	—	97
Balance at September 30, 2021	46,207,776	$2,797	$1,069,191	$(17,883)	$(463,350)	$590,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity
	(in thousands, except share data)
Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(124,325)	(124,325)
Other comprehensive income	—	—	—	9,022	—	9,022
Exercise of share options	211,288	12	3,529	—	—	3,541
Restricted and performance share units distributed during the period	560,986	31	(31)	—	—	—
Share-based compensation expense	—	—	16,450	—	—	16,450
Issuance of ordinary shares relating to employee stock purchase plan	3,282	—	147	—	—	147
Balance at September 30, 2020	44,487,510	$2,694	$1,006,898	$2,333	$(784,032)	$227,893

Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Income for the period	—	—	—	—	321,381	321,381
Other comprehensive loss	—	—	—	(27,790)	—	(27,790)
Issuance of ordinary shares	921,730	55	29,510	—	—	29,565
Tax benefit past share issuance cost	—	—	2,977	—	—	2,977
Exercise of share options	156,787	10	1,814	—	—	1,824
Restricted and performance share units distributed during the period	346,736	21	(21)	—	—	—
Share-based compensation expense	—	—	18,747	—	—	18,747
Issuance of ordinary shares relating to employee stock purchase plan	4,724	—	146	—	—	146
Balance at September 30, 2021	46,207,776	$2,797	$1,069,191	$(17,883)	$(463,350)	$590,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash flows from operating activities
Net income / (loss)	$321,381	$(124,325)
Adjustments to reconcile net income / (loss) to net cash generated from / (used in) operating activities:
Depreciation and amortization expense	5,447	8,354
Share-based compensation expense	18,747	16,450
Deferred tax expense	3,560	-
Changes in fair value of contingent consideration and derivative financial instruments	416	(2,531)
Unrealized foreign exchange (gains) / loss, net	(23,242)	7,758
Other non-cash items, net	(2,862)	(2,082)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(1,993)	(1,183)
Accounts payable	2,003	(3,724)
Accrued expenses, other liabilities, and operating leases	11,592	3,630
Net cash generated from / (used in) operating activities	335,049	(97,653)
Cash flows from investing activities
Acquisition of Corlieve, net of cash acquired	(49,949)	-
Purchases of intangible assets	-	(2,314)
Purchases of property, plant, and equipment	(13,885)	(4,475)
Net cash used in investing activities	(63,834)	(6,789)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	34,603	-
Proceeds from issuance of ordinary shares	30,899	-
Share issuance costs from issuance of ordinary shares	(1,334)	-
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	1,971	3,688
Repayment of debt acquired through acquisition of Corlieve	(1,175)	-
Net cash generated from financing activities	64,964	3,688
Currency effect on cash, cash equivalents and restricted cash	(2,589)	2,235
Net increase / (decrease) in cash, cash equivalents and restricted cash	333,590	(98,519)
Cash, cash equivalents and restricted cash at beginning of period	247,680	380,726
Cash, cash equivalents and restricted cash at the end of period	$581,270	$282,207
Cash and cash equivalents	$578,464	$279,493
Restricted cash related to leasehold and other deposits	2,806	2,714
Total cash, cash equivalents and restricted cash	$581,270	$282,207
Supplemental cash flow disclosures:
Cash paid for interest	$(4,503)	$(3,342)
Non-cash increase in accounts payables and accrued expenses and other current liabilities related to purchases of intangible assets and property, plant, and equipment	$415	$116

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021, except as noted below.

Revenue recognition – CSL Behring Agreement

The Company determined its revenue recognition policies related to the CSL Behring Agreement (defined below) when the CSL Behring Agreement became fully effective on May 6, 2021. Refer to Note 4 “Collaboration arrangements and concentration of credit risk” for further detail.

Earnings per ordinary share

The Company recognized net income for the first time in 2021. The Company had a net loss for the three months ended September 30, 2021. Net income / (loss) per ordinary share was calculated in accordance with ASC 260, Earnings Per Share. Refer to Note 13 “Basic and diluted earnings per share” for further detail.

Corlieve transaction

The Company acquired Corlieve Therapeutics SAS (“Corlieve”) on July 30, 2021. The Company determined the accounting for this transaction in accordance with ASC 805, Business Combination. Refer to Note 3 “Corlieve transaction” for further detail.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in Note 2.3.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3 Corlieve transaction

On July 30, 2021 (“Acquisition Date”), the Company acquired Corlieve. Following Corlieve’s formation in November 2019, Corlieve obtained exclusive licenses to certain patents from two French research institutions that continue to collaborate with the Company. At the same time Corlieve also obtained an exclusive license from Regenxbio Inc. to use AAV9 to deliver any sequence that affects the expression of the Glutamate inotropic receptor kainate type subunit 2 (“GRIK 2”) gene sequence in humans. Corlieve and Regenxbio Inc. simultaneously entered into a collaboration plan related to agreed joint preclinical research and development activities. At the Acquisition Date, Corlieve and its Swiss subsidiary, Corlieve Therapeutics AG, employed seven employees.

The Company evaluated the Corlieve transaction as to whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Based on the provisional fair values of the gross assets acquired, the Company determined the screen test was not met. The Company further analyzed whether or not the acquired inputs and processes that have the ability to create outputs would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Identifiable assets and liabilities of Corlieve, including identifiable intangible assets, were recorded at their fair values as of the Acquisition Date, when the Company obtained control. The excess of the fair value of the consideration transferred over the fair value of the net assets acquired was recorded as goodwill.

The following table summarizes the provisional fair values assigned to assets acquired and the liabilities assumed by the Company, along with the resulting goodwill, as of the Acquisition Date:

Allocation
€
(in thousands)
Consideration
Cash	€44,876
Contingent consideration	20,165
Liability related to mandatorily redeemable shares	720
Fair value of total consideration	€65,760

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets including €2.8 million of cash	€2,902
Property, plant and equipment	34
Identifiable intangible asset	53,267
Current liabilities	(1,129)
Deferred tax liability, net	(11,472)
Debt	(1,352)
Other non-current liabilities	(260)
Fair value of net assets acquired	41,990
Goodwill	23,770
€65,760

Consideration

On the Acquisition Date, the Company acquired 97.7% of the outstanding ordinary shares of Corlieve for EUR 44.9 million ($53.3 million). The Company is contractually required to acquire the remaining outstanding ordinary shares in February 2022 following the expiration of a minimum holding period. The Company recorded a liability related to these mandatorily redeemable shares for an amount of EUR 0.7 million ($0.9 million) as of the Acquisition Date. The Company financed the transaction from its cash on hand.

In addition, Corlieve’s former shareholders are eligible to receive up to EUR 35.8 million ($42.5 million) upon achievement of certain development milestones through Phase I/II and EUR 143.1 million ($169.9 million) upon achievement of certain milestones associated with Phase III development and obtaining approval to commercialize Corlieve’s target candidate for the treatment of temporal lobe epilepsy (“AMT-260” or “TLE”) in the United States of America and the European Union. The Company may elect to pay up to 25% of such milestone payments through the issuance of the Company’s ordinary shares.

As of the Acquisition Date, the Company recorded EUR 20.2 million ($24.0 million) as a contingent liability (presented as “Non-current liability”) for the fair value of these milestone payments. The fair value of the liability for the contingent consideration was determined using unobservable inputs with respect to (i) the probability of achieving the relevant milestones, or probability of success (“POS”), (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk based on the estimated timing of achieving the milestones. The unobservable inputs were estimated within a range of inputs. Varying the inputs within the range of inputs considered by the Company would not result in a material change of the fair value of contingent consideration as of the Acquisition Date. Increasing the POS of AMT-260 advancing into clinical development by 5% would increase the fair value of contingent consideration by $1.9 million to $25.9 million as of the Acquisition Date. Similarly reducing the estimated timing of achieving such milestones by six months would reduce the fair value of contingent consideration by $1.3 million to $25.3 million as of the Acquisition Date. The Company subsequently measures the contingent liability at its fair value. The fair value of the contingent liability as of September 30, 2021 amounted to EUR 20.5 million ($23.8 million). Changes in fair value of the contingent liability are recognized within research and development expenses in the consolidated statements of operations.

Identified intangible assets

The Company identified various licenses that combined with the results of the research and development activities conducted in relation to AMT-260 since incorporation of Corlieve in 2019 constitute an In-process research and development intangible asset (“IPR&D intangible asset”).

The Company determined the fair value of the IPR&D intangible asset using a present value model based on expected cash flows. Estimating the amounts and timing of cash flows required to complete the development of AMT-260 as well as net sales, cost of goods sold, and sales and marketing costs involved considerable judgment and uncertainty. The expected cash flows are materially impacted by the probability of successfully completing the various stages of development (i.e., dosing of first patient in clinical trial, advancing into late-stage clinical development and obtaining approval to commercialize a product candidate) as well as the weighted average cost of capital of 10.4% used to discount the expected cash flows. Based on all such information and its judgment the Company estimated the fair value of the IPR&D intangible asset at EUR 53.3 million ($63.3 million) as of the Acquisition Date.

The IPR&D intangible asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and is not amortized. If and when development is completed, which generally occurs when regulatory approval to market a product is obtained, the associated asset would be deemed finite-lived and would then be amortized based on its respective useful life at that point in time.

In case of abandonment, the IPR&D intangible asset will be written-off. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair value of the IPR&D intangible asset is below its carrying amount.

Deferred tax liability, net

Corlieve’s deferred tax assets at the time of acquisition amounted to EUR 1.8 million ($2.2 million). Recognition of the IPR&D intangible asset gave rise to a deferred tax liability of EUR 13.3 million ($15.8 million) at the enacted French corporate income tax rate of 25.0%. The Company consequently recorded a net deferred tax liability of EUR 11.5 million ($13.6 million) as of the Acquisition Date. Changes in the net deferred tax liability after the Acquisition Date will be recorded in income tax expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of total consideration over the estimated fair value of net assets acquired. The Company recorded EUR 23.8 million ($28.2 million) of goodwill in the consolidated balance sheet as of the Acquisition Date. The Company allocated the goodwill to its only reporting unit. The Company does not expect any portion of this goodwill to be deductible for tax purposes. Goodwill is not amortized but is evaluated for impairment on an annual basis and between annual tests, in accordance with ASC 350, Intangibles – Goodwill and Other, if the Company becomes aware of any events occurring or changes in circumstances that would more likely than not reduce the fair value of the corporate reporting unit below its carrying amount.

Provisional fair values

The provisional determination of the fair value for the IPR&D intangible asset required considerable judgment. As of September 30, 2021, the valuation of this item has not yet been finalized. The Company will adjust the provisional valuation of identifiable assets and assumed liabilities for any material additional information regarding the fair values that becomes available until it finalized its valuation. Any such adjustments might also impact the deferred tax liability as well as goodwill. The finalization of the valuation might change the outcome of the screen test requiring the Company to treat the transaction as an asset acquisition. In accordance with ASC 805, the Company in this case, among others, would not record any goodwill and expense all identifiable intangible assets without alternative future use.

Debt

As of the Acquisition Date, Corlieve held a loan with outstanding amount equal to EUR 1.0 million ($1.2 million), which loan was repaid in its entirety in September 2021.

4	Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020, (the “Signing Date”), uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC, (“CSL Behring”), pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B, (the “Product”). On May 6, 2021, a day after the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the CSL Behring Agreement became fully effective (“Closing”).

Pursuant to the CSL Behring Agreement, the Company received a $450.0 million upfront cash payment and $12.4 million in other payments related to the Closing and the transfer of the license. The Company is eligible to receive up to $1.6 billion in additional payments based on the achievement of regulatory and commercial milestones. The CSL Behring Agreement also provides that the Company will be eligible to receive tiered double-digit royalties in a range of up to a low-twenties percent of net sales of the Product based on sales thresholds.

On the Signing Date, the Company and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, the Company will supply the Product to CSL Behring at an agreed-upon price commensurate with the stand-alone selling price (“SSP”). The Company will be responsible for supplying development and commercial Product until such time that these capabilities may be transferred to CSL Behring or a designated contract manufacturing organization. The Company will be completing the HOPE-B clinical trial and the validation of the manufacturing process on behalf of CSL Behring, as well as provide further development services if requested by CSL Behring. Activities related to on-demand development services as well as activities related to the completing the HOPE-B clinical trial will be reimbursed by CSL Behring at an agreed full-time-employee rate (“FTE-rate”) and CSL Behring will also reimburse agreed third-party expenses incurred in relation to performing these activities. The validation of the manufacturing process as well as the development and validation of a next generation manufacturing process (“Manufacturing Development Services”) will be reimbursed through a future milestone payment. If completed after certain contractually agreed upon dates, the milestone payment will be reduced in accordance with a pre-specified mechanism.

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

These performance obligations are considered distinct from one another, as CSL Behring can benefit from the identified service either on its own or together with other resources that are readily available to CSL Behring, and as the performance obligations are separately identifiable from other performance obligations in the CSL Behring Agreement. The Company continued to develop the Product between the Signing Date and Closing and performed certain reimbursable activities to fulfill the transfer of the global rights (“Additional Covenants” and together with the License the “License Sale”). The Additional Covenants are not considered distinct from the performance obligation to sell the license to CSL Behring as CSL Behring could not benefit from the Additional Covenants on their own, or have these activities be performed with readily available resources.

The Company determined that the fixed upfront payment of $450.0 million and the $12.4 million that the Company received in relation to the Additional Covenants should be allocated to the License Sale. In addition, the Company concluded that variable milestone payments, sales milestone payments and royalties should be allocated to the License Sale performance obligation as well. The Company determined that the sale of the License was completed on May 6, 2021, when it transferred the License and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing, the Company evaluated the amounts of potential payments and the likelihood that the payments will be received. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since the Company cannot control the achievement of regulatory and first commercial sales milestones, the Company concluded that the potential payments are constrained as of Closing. The Company determined that it would recognize revenue related to these payments only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. Similarly, the Company will record expenses related to its existing license and other agreements as well as its financial advisor for a high single digit percentage of any such revenue recognized associated to meeting a milestone. The Company will include payments related to sales milestones in the transaction price when their achievement becomes probable, and it will include royalties on the sale of Product once these have been earned. The Company recognized nil and $462.4 million of revenues related to the License Sale in the three and nine months ended September 30, 2021, respectively, compared to nil in the same periods in the prior year. The costs associated with fulfilling this performance obligation are presented as “Cost of contract revenue” with the exception of the cost incurred prior to the Closing, which had been presented as “Research and development expenses”.

The Company determined that the variable milestone payment related to Manufacturing Development Services should be allocated to the Manufacturing Development performance obligation. The Company concluded that this milestone payment represents the SSP of the services based on the estimated cost of providing the services including a reasonable margin. The services related to Manufacturing Development will be provided between Closing and the completion of an agreed manufacturing development plan. The variable consideration will be reduced if the Company does not complete the development by pre-agreed dates. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Completion of Manufacturing Development is partially dependent on the timing of regulatory submissions by CSL Behring as well as regulatory approvals of the developed manufacturing processes. Since the Company cannot control the timing or outcome of any regulatory decisions, the Company concluded that it would recognize revenue related to this payment when it becomes probable that the milestone has been achieved. The Company did not recognize any revenue related to Manufacturing Development during the three and nine months ended September 30, 2021.

The Company recognized $0.5 million and $0.9 million of collaboration revenue in the three and nine months ended September 30, 2021, respectively, compared to nil in the same periods in the prior year. The Company generates such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring. CSL Behring may request additional development services or request the Company to support the transfer of manufacturing to a party designated by CSL Behring. These collaboration services will be reimbursed at the pre-agreed FTE-rate. The Company concluded that these rights at Closing do not represent material rights.

As of September 30, 2021, the Company has accounts receivable of $1.9 million from CSL Behring. Following the Closing, the Company collected the $2.1 million of accounts receivable related to reimbursable contract fulfillment costs that was outstanding as of December 31, 2020.

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

The amended BMS CLA does not extend the initial four-year research term. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) either (A) three years after the last replacement target has been designated by BMS during the one-year replacement period ending on November 30, 2021, or (B) November 30, 2023, if no replacement targets are designated. BMS continues to reimburse the Company for these services.

The Company evaluated the impact of the amended BMS CLA in relation to its performance obligation to provide access to BMS to its technology and know-how in the field of gene therapy and to participate in joint steering committee and other governing bodies (“License Revenue”).

The Company determined that its remaining performance obligation under the amended BMS CLA was immaterial and recognized the remaining balance of unrecognized License Revenue as of November 30, 2020. The Company includes variable consideration related to any research, development, and regulatory milestone payments, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not generally consider this probable and did not record any License Revenue during the three and nine months ended September 30, 2021.

5 Intangible assets, net and Goodwill

The following table presents the Company’s acquired licenses and acquired IPR&D intangible asset:

	September 30,	December 31,
	2021	2020

	(in thousands)
Acquired licenses	$4,858	$5,660
Less accumulated amortization	(2,587)	(2,299)
Acquired licenses, net	$2,271	$3,361
Acquired in-process research and development intangible asset	61,734	—
Intangibles, net	$64,005	$3,361

As part of its acquisition of Corlieve as of July 30, 2021, the Company identified certain intangible assets related to an IPR&D intangible asset. Refer to Note 3 “Corlieve transaction.”

6	Fair value measurement

The Company measures certain financial assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. U.S. GAAP requires disclosure of methodologies used in determining the reported fair values and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2020
Assets:
Cash, cash equivalents and restricted cash	$247,680	$—	$—	$247,680	Cash and cash equivalents; other non-current assets
Total assets	$247,680	$—	$—	$247,680
Liabilities:
Derivative financial instruments	—	—	2,645	2,645	Other non-current liabilities
Total liabilities	$—	$—	$2,645	$2,645
At September 30, 2021
Assets:
Cash, cash equivalents and restricted cash	$581,270	$—	$—	$581,270	Cash and cash equivalents; other non-current assets
Total assets	$581,270	$—	$—	$581,270
Liabilities:
Contingent consideration	—	—	23,781	23,781	Contingent consideration
Derivative financial instruments	—	—	2,645	2,645	Other non-current liabilities
Consideration for post-acquisition services	—	—	280	280	Other non-current liabilities
Total liabilities	$—	$—	$26,706	$26,706

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS.

In 2015, the Company granted BMS two warrants that were subsequently terminated in connection with the amendment to the BMS CLA on December 1, 2020.

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four Collaboration Targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of September 30, 2021 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determined the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of September 30, 2021 and December 31, 2020. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment, the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of September 30, 2021 and December 31, 2020 was $2.6 million.

Contingent consideration

The Company is required to pay up to EUR 178.8 million ($212.4 million) to the former shareholders of Corlieve upon the achievement of contractually defined milestones in connection with the Company’s acquisition of Corlieve (refer to Note 3 “Corlieve transaction”). The Company recorded a liability for the fair market value of the contingent consideration of EUR 20.2 million ($24.0 million). The fair market value was determined using unobservable initial inputs with respect to (i) the probability of achieving the relevant milestones, or POS, (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk. The unobservable inputs were estimated within a range of inputs. Varying the inputs within the range of inputs considered by the Company would not result in a material change of the fair value of contingent consideration as of September 30, 2021. Increasing the POS of AMT-260 advancing into clinical development by 5% would increase the fair value of contingent consideration by $1.9 million to $25.7 million as of September 30, 2021. Similarly reducing the estimated timing of achieving such milestones by six months would reduce would increase the fair value of contingent consideration by $1.3 million to $25.1 million as of September 30, 2021.

The following table presents the changes in fair value of contingent consideration between the July 30, 2021 Acquisition Date and September 30, 2021:

Amount of
contingent
consideration
2021
(in thousands)
Amount recorded on Acquisition Date	$23,950
Change in fair value (included within research and development expenses)	416
Currency translation effects	(585)
Balance at September 30, 2021	$23,781

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accruals for services provided by vendors-not yet billed	$19,846	$8,269
Personnel related accruals and liabilities	10,900	7,687
Contract liability	—	2,082
Total	$30,746	$18,038

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

On January 29, 2021, the Company and Hercules amended the 2018 Amended Facility (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”), increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, the Company drew down $35.0 million of the Tranche B. The Company may draw down the remaining $65.0 million under the Tranche B in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under Tranche B bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under Tranche B is due on June 1, 2023, which date may be extended by the Company by up to two twelve-month periods. Advances under Tranche B may now be prepaid without charge as six months have passed since the Company drew down the $35.0 million of Tranche B. The Company owes a back-end fee of 4.85% of amounts outstanding under Tranche B. The back-end fee is reduced if prepayment occurs at an earlier date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2018 Amended Facility and 2021 Amended Facility was $71.6 million as of September 30, 2021, compared to $35.9 million amortized cost for the 2018 Amended Facility as of December 31, 2020, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facilities in the three months ended September 30, 2021, was $1.8 million and the foreign currency loss on the facilities in the nine months ended September 30, 2021, was $4.0 million, compared to a foreign currency gain of $1.5 million and $1.5 million during the same periods in 2020 for the 2018 Amended Facility.

Interest expense associated with the 2018 Amended Facility and 2021 Amended Facility during the three and nine months ended September 30, 2021, was $1.9 million and $5.2 million, compared to $0.9 million and $2.7 million, respectively, during the same periods in 2020 for the 2018 Amended Facility.

As a covenant in the 2018 Amended Facility and 2021 Amended Facility, the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. In combination with other covenants, the 2018 Amended Facility and 2021 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $774.6 million with the exception of $103.5 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2018 Amended Facility and 2021 Amended Facility contain provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of September 30, 2021, the Company was in material compliance with all covenants and provisions.

9Shareholders’ equity

On March 1, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time in its sole discretion, offer and sell through SVB Leerink, acting as agent, its ordinary shares, up to an aggregate offering price of $200.0 million. The Company will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as sales agent under the Sales Agreement. In March and April 2021, the Company issued an aggregate of 921,730 ordinary shares at a weighted average price of $33.52 per share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses. The Company defers direct, incremental costs associated to this offering, except for the commission costs to SVB Leerink, which are a reduction to additional paid-in capital, and will deduct these costs from additional paid-in capital in the consolidated balance sheets proportionately to the amount of proceeds raised. During the three and nine months ended September 30, 2021, nil and $1.3 million, respectively, of direct, incremental costs were deducted from additional paid-in capital.

Following the Closing of the CSL Behring transaction, the Company released and consumed its prior year net operating tax losses carry forward for the years 2011 to 2018. The Company allocated a part of the release to the tax benefit of share issuance costs incurred in 2014, 2015, 2017 and 2018. This resulted in an increase of additional paid-in capital of nil and $3.0 million in the three and nine months ended September 30, 2021, respectively.

10Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2021, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2014 Plan from 8,601,471 to 12,601,471.

a)	2014 Plans

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Research and development	$3,245	$3,906	$9,205	$9,177
Selling, general and administrative	2,705	2,457	9,520	7,240
Total	$5,950	$6,363	$18,725	$16,417

Share-based compensation expense recognized by award type was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Award type
Share options	$2,965	$3,994	$9,155	$8,948
Restricted share units	2,582	1,525	8,364	5,178
Performance share units	403	844	1,206	2,291
Total	$5,950	$6,363	$18,725	$16,417

As of September 30, 2021, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$31,952	2.93
Restricted share units	21,887	2.16
Performance share units	1,359	0.76
Total	$55,198	2.57

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

The following tables summarize option activity under the Company’s 2014 Plans for the nine months ended September 30, 2021:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2020	2,659,279	$28.13
Granted	1,088,843	$36.37
Forfeited	(233,777)	$40.81
Expired	(14,146)	$45.59
Exercised	(156,787)	$11.65
Outstanding at September 30, 2021	3,343,412	$30.63
Thereof, fully vested and exercisable at September 30, 2021	1,792,291	$23.14
Thereof, outstanding and expected to vest after September 30, 2021	1,551,121	$39.28

Total weighted average grant date fair value of options issued during the period (in $ millions)	$23.2
Proceeds from option sales during the period (in $ millions)	$1.8

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Assumptions	2021	2020	2021	2020
Expected volatility	75%	70%	75%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	1.47%	0.84%	1.21% - 1.85%	0.76% - 1.44%
Expected dividend yield	0%	0%	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the nine months ended September 30, 2021:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	467,344	$43.56
Granted	547,271	$36.48
Vested	(214,368)	$40.48
Forfeited	(102,697)	$40.94
Non-vested at September 30, 2021	697,550	$39.34

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$20.0

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the nine months ended September 30, 2021:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	212,614	$42.32
Granted	66,600	36.39
Vested	(132,368)	$33.09
Forfeited	(2,916)	$57.56
Non-vested at September 30, 2021	143,930	$47.76

The PSUs granted in 2019 vest on the third anniversary of the grant, subject to the grantee’s continued employment.

The Company granted shares to certain employees in September 2021 that will be earned upon the later of one year of service period or the achievement of certain defined milestones, subject to the grantee’s continued employment. The Company recognized the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable.

b)	Employee share purchase plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period. During the nine months ended September 30, 2021, 4,724 ordinary shares were issued under the ESPP compared to 3,282 during the same period in 2020. As of September 30, 2021, a total of 127,302 ordinary shares remain available for issuance under the ESPP plan compared to a total of 134,925 as of September 30, 2020.

11	Other income

Other income during the three and nine months ended September 30, 2021, was $1.7 million and $9.6 million, respectively, compared to $1.0 million and $2.6 million during the same periods in 2020.

Other income in 2020 and 2021 includes income from payments received from European authorities to subsidize the Company’s research and development efforts in the Netherlands as well as income from subleasing part of the Amsterdam facility.

In addition, other income includes $1.3 million and $2.6 million of employee retention credits received under the U.S. Coronavirus Aid, Relief, and Economic Security Act, during the three and nine months ended September 30, 2021, respectively. Additionally, $3.0 million related to the acquisition by the Company of 69,899 shares of VectorY B.V.  in conjunction with a settlement agreement that the Company and VectorY B.V. entered into in April 2021. This $3.0 million was recorded in other income for the nine months ended September 30, 2021 (nil for three months ended September 30, 2021). No such income was recorded in 2020.

12	Income taxes

The Company recorded $0.1 million in income tax expense in the three months ended September 30, 2021, and $3.6 million in the nine months ended September 30, 2021. The Company recorded no income tax expense during the same periods in 2020.

As of December 31, 2020, the Company had recorded a full valuation allowance against its Dutch net deferred tax assets. On May 6, 2021, the CSL Behring Agreement became effective (refer to Note 4 “Collaboration arrangements and concentration of credit risk”). The Company recorded $462.4 million of license revenue related to closing the transaction. The Company intends to record such revenue in its Dutch tax return related to the 12-month period ended December 31, 2020. As such, the Company expects to file a return showing a taxable profit in the Netherlands in 2020, which would result in the consumption of substantially all of its Dutch net operating losses for the years 2011 to 2018. The Company’s remaining Dutch net operating tax losses carried forward would relate to 2019. The Dutch government on June 4, 2021 enacted legislation, whereby such net operating tax losses can be carried forward indefinitely. The Company expects to continue incurring tax losses for the foreseeable future including 2021. As such, the Company retained its full valuation allowance related to the net deferred assets as of September 30, 2021. The adjustment to the Company’s 2020 filing position resulting in the release and consumption of prior year net operating tax losses carried forward was treated as a discrete event in the nine months ended September 30, 2021. The Company allocated part of the release to the tax benefit of share issuance cost incurred in 2014, 2015, 2017 and 2018. This resulted in an increase of additional paid-in capital as well as deferred tax expenses of $3.0 million.

The Company released its valuation allowance against the Company’s deferred tax assets in the United States as of December 31, 2020. The Company recorded $0.2 million and $0.7 million deferred tax expense in relation to its operations in the United States during the three and nine months ended September 30, 2021, respectively. The Company recorded a nil net deferred tax expense in the prior year as it had recorded a valuation allowance against its net deferred tax assets in the United States as of September 30, 2020.

In connection with the Corlieve acquisition, the Company recognized a deferred tax liability related to acquired identifiable intangible assets net of net operating tax losses carried forward of EUR 11.5 million ($13.6 million) as of the Acquisition Date. The Company recorded deferred tax income of $0.2 million related to reduction of the net deferred tax liability between the Acquisition Date and September 30, 2021 as a result of incurring net operating losses in France.

The effective income tax rates of 0.2% and -1.1% during the three and nine months ended September 30, 2021, respectively, are substantially lower than the enacted rate of 25% in the Netherlands. This is a result of the Company recording a valuation allowance against its remaining net deferred tax assets in the Netherlands as of December 31, 2020 and September 30, 2021.

13Basic and diluted earnings per share

Basic net (loss) / income per ordinary share is computed by dividing net (loss) / income for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. For the three months and nine months ended September 30, 2021, dilutive net (loss) / income per ordinary share is computed using the treasury method.

The following table provides the calculation of basic and diluted earnings per ordinary share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Numerator:
Net (loss) / income attributable to ordinary shares	$(36,531)	$(53,775)	$321,381	$(124,325)
	(36,531)	(53,775)	321,381	(124,325)
Denominator:
Weighted-average number of ordinary shares outstanding - basic	46,152,404	44,471,844	45,888,769	44,379,924
Stock options under 2014 Plans and previous plan	—	—	784,942	—
Non-vested RSUs and PSUs	—	—	105,870	—
Employee share purchase plan	—	—	1,382	—
Weighted-average number of ordinary shares outstanding - diluted	46,152,404	44,471,844	46,780,963	44,379,924

The following table presents ordinary share equivalents that were excluded from the calculation of diluted net (loss) / income per ordinary share for the three and nine months ended September 30, 2021 and 2020 as the effect of their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	3,357,412	2,960,158	2,572,470	2,960,158
Non-vested RSUs and PSUs	841,480	672,805	735,610	672,805
Employee share purchase plan	1,219	1,997	1,219	1,997
BMS warrants (derecognized as of December 1, 2020 - refer to Note 6, "Fair value measurement")	—	8,071,000	—	8,071,000
Total anti-dilutive ordinary share equivalents	4,200,111	11,705,960	3,309,299	11,705,960

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of September 30, 2020. In addition, the BMS warrants were not exercisable as of September 30, 2020. This would have resulted in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

14Subsequent events

On October 21, 2021, the Company held an Extraordinary General Meeting of its shareholders and Rachelle Jacques was appointed to the Board of Directors (the “Board”). Ms. Jacques will also serve as a member of the Audit Committee of the Board effective as of October 21, 2021.

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

Business Developments

Below is a summary of our recent significant business developments:

Acquisition of Corlieve Therapeutics

On June 21, 2021, we entered into a share and purchase agreement (“SPA”) to acquire all of outstanding ordinary shares of Corlieve Therapeutics SAS (“Corlieve”), a privately held French gene therapy company (“Corlieve Transaction”). Upon the closing of the Corlieve Transaction on July 30, 2021 (“Acquisition Date”), we acquired 97.7% of the outstanding ordinary shares of Corlieve in return for EUR 44.9 million ($53.3 million). We are contractually required to acquire the remaining outstanding ordinary shares in February 2022 following the expiration of a minimum holding period (“Mandatorily redeemable shares”). We recorded a liability related to these Mandatorily redeemable shares for an amount of EUR 0.7 million ($0.9 million) as of the Acquisition Date. We financed the transaction from cash on hand.

Following its formation in November 2019, Corlieve obtained exclusive licenses to certain patents from two French research institutions that continue to collaborate with Corlieve and us. At the same time, Corlieve also obtained an exclusive license from Regenxbio Inc. for the use of AAV9 to deliver any sequence that affects the expression of the Glutamate inotropic receptor kainate type subunit 2 (“GRIK 2”) gene sequence in humans. Corlieve and Regenxbio Inc. simultaneously entered into a collaboration plan related to agreed joint preclinical research and development activities. At the Acquisition Date, Corlieve and its Swiss subsidiary, Corlieve Therapeutics AG, employed seven employees.

Corlieve’s gene therapy program, AMT-260, employs miRNA silencing technology to target suppression of aberrantly expressed kainate receptors in the hippocampus of patients with temporal lobe epilepsy (“TLE”). TLE affects approximately 1.3 million people in the U.S. and Europe alone, of which approximately 0.8 million patients are unable to adequately control acute seizures with currently approved anti-epileptic therapies. Patients with refractory TLE experience increased morbidity, excess mortality, and poor quality of life.

In addition, Corlieve’s former and remaining shareholders are eligible to receive up to EUR 35.8 million ($42.5 million) upon the achievement of development milestones through Phase I/II and EUR 143.1 million ($169.9 million) upon the achievement of milestones associated with Phase III development and obtaining approval to commercialize AMT-260 in the United States of America and the European Union. We may elect to pay up to 25% of such milestone payments through the issuance of our ordinary shares. We recorded a EUR 20.2 million ($24.0 million) liability related to these contingent consideration payments.

We primarily allocated the total consideration of EUR 65.8 million ($78.1 million) consisting of the cash paid upon the Acquisition Date, the payment we owe in relation to the Mandatorily redeemable shares and the contingent consideration payments to the identifiable intangible assets related to the in-process research and development efforts of AMT-260 (“IPR&D intangible asset”). The IPR&D intangible asset’s provisional fair value has been determined at EUR 53.3 million ($63.3 million) as of the Acquisition Date. We recognized a EUR 13.3 million ($15.8 million) deferred tax liability in relation to this IPR&D intangible asset. We allocated the excess of EUR 23.8 million ($28.2 million) of the total consideration over the net assets acquired to goodwill.

CSL Behring commercialization and license agreement

On June 24, 2020, (the “Signing Date”), uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (as amended, the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”) pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, our investigational gene therapy for patients with hemophilia B (the “Product”).

The transaction became fully effective on May 6, 2021, one day after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 5, 2021.

CSL Behring is responsible for the development and commercialization of the Product. We agreed to complete the validation of the current manufacturing process as well as to the development and validation of a next generation manufacturing process. We will be entitled to receive a development milestone payment if we complete these activities in accordance with an agreed development plan and timeline. CSL Behring will also be reimbursing us for our services to facilitate the completion of the HOPE-B clinical trial.

On the Signing Date, we and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price commensurate with the stand-alone selling price (“SSP”). We will be responsible to supply the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization.

We recorded $462.4 million, including a $450.0 million upfront cash payment, following the closing of the CSL Behring Agreement as license revenue in the nine months ended September 30, 2021 (nil for three months ended September 30, 2021). We are eligible to receive more than $0.3 billion in regulatory, development, and first commercial sale milestones, $1.3 billion in additional commercial milestones, and tiered double-digit royalties of up to a low-twenties percentage of net product sales arising from the collaboration. Upon closing, we contractually owed to our licensors $16.7 million of the upfront payment received from CSL Behring. The payments we received significantly increased our cash and cash equivalents position to $578.5 million as of September 30, 2021. This is expected to fund our operations into the first half of 2024 (assuming a full repayment of funds borrowed from Hercules Growth Capital, Inc. under our term loan facilities by 2023). We expect that if we were to achieve the $0.3 billion regulatory, first commercial sales and development milestone payments, our runway would be further extended by 12 to 18 months.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV serotype 5 (“AAV-5”) vector incorporating the functional human Factor IX (“FIX”) Padua variant. We are currently conducting a pivotal study in patients with severe and moderately-severe hemophilia B.

In September 2021, we completed the last patient’s 78-week follow-up visit in the HOPE-B Phase III pivotal study, which enrolled a total of 54 patients.

On June 22, 2021, we presented new data from the HOPE-B study related to the 52-week period post-infusion. Data showed that participants continued to demonstrate durable, sustained increases in FIX activity at 52-weeks post-infusion with a mean FIX activity of 41.5 percent of normal, as measured by a one-stage APTT-based clotting assay, compared to a mean FIX activity of 39.0 percent of normal at 26-weeks of follow-up.

During the 52-week period, a single dose of etranacogene dezaparvovec significantly reduced the annualized rate of bleeding requiring treatment by 80 percent from a prospectively collected 3.39 at baseline to 0.68 bleeding episodes per year (p-value <0.0001). The annualized rate of spontaneous bleeding requiring treatment was also significantly reduced by 85 percent from a prospectively collected 1.16 at baseline to 0.18 bleeds per year during the 52-week period (p-value <0.0001). Usage of FIX replacement therapy (IU/year and infusions/year) in all patients declined 96 percent during the 52-week period, with 52 of 54 patients (96 percent) successfully discontinuing their prophylactic FIX infusions. As previously announced, of the two non-responders, one patient only received a partial dose (less than 10 percent of the dosage) due to an infusion reaction and a second patient had an unusually high pre-existing NAb titer of 3,212, which is expected in less than 1 percent of the general population. All patients completed their 78-week follow-up visits by the end of September 2021, and we expect a Biologics License Application (“BLA”) to be submitted to the U.S. Food and Drug Administration (“FDA”) and a marketing authorization application (“MAA”) to be submitted to EMA in the first half of 2022.

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

On April 5, 2021, we announced the completion of enrollment of all 10 patients in the first dose cohort of our Phase I/II clinical trial of AMT-130. The study is a double-blinded, randomized, and controlled clinical trial being conducted in the United States in a total of 26 patients. On May 27, 2021, we announced that the study’s independent Data Safety Monitoring Board (“DSMB”) recommended we continue patient dosing after reviewing safety data from all patients in the first dose cohort. On each of June 16 and August 30, 2021, we completed two patient procedures in the second, higher-dose cohort, which will include a total of 16 patients. In the study to date, a total of 14 blinded patient procedures have been completed across both dose cohorts, including eight patients treated with AMT-130 and six patients receiving imitation surgery.

Also on April 5, 2021, we announced plans for a Phase Ib/II clinical trial in Europe which, with enrollment beginning before the end of this year. This open-label study will enroll 15 patients with early manifest Huntington’s disease across two dose cohorts. Together with the U.S. study, the European study is intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible.

European Society of Gene and Cell Therapy (“ESGCT”)

In October 2021, the Company presented preclinical data related to four programs at the ESGCT 28th Annual Meeting:

●	AMT-191, a gene-therapy candidate for the treatment of Fabry disease, confirming efficiency and cross correction in a Fabry mouse model, with increased gamma-linolenic acid in the liver, kidney, heart, and brain and normalized lysoglobotriaosylceramide3 levels in main target organs;
●	AMT-230, an AAV gene therapy candidate for Parkinson’s Disease, reduces alpha synuclein in dopaminergic neurons and rescues motor phenotypes in a genetic model of Parkinson’s Disease;
●	AMT-161, an AAV gene-therapy for the treatment of Amyotrophic lateral sclerosis, reduces the expression of C9ORF72 in human induced pluripotent stem cells derived neurons, reduces C9ORF72-containing ribonucleic acid (“RNA”) foci in a model of the disease and is distributed to relevant regions of the spinal cord and brain when expressed in non-human primates; and
●	AMT-260, a gene therapy candidate for temporal lobe epilepsy, reduces the expression of GluK2 in cortical neurons, reduces epileptiform activity and hyperlocomotion in a preclinical model of epilepsy and blocks epileptiform discharges in organotypic slices from patients with TLE.

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

Effective May 29, 2021, Massachusetts lifted all industry restrictions, with the exceptions of remaining face-covering requirements for all public and private transportation systems and facilities housing vulnerable populations, and capacity has been increased to 100% for all industries. Furthermore, the state of emergency was lifted on June 15, 2021. Implementation of adequate cleaning and hygiene protocols are still encouraged. We have implemented a mandatory Covid PCR testing protocol in our Lexington facility effective February 2021 that requires employees to have tested negative for Covid prior to entering the facility. Effective April 2021, we implemented a policy whereby no employee or contractor may enter the Lexington facility unless they are either: (i) fully vaccinated; or (ii) have taken an approved test for Covid and obtained a negative result, and we expect that policy will remain in effect at least until December 31, 2021. Also, in our Lexington facility, allowed occupancy has been increased to 100% in line with the permitted capacity guidelines and all employees are allowed to work at the Lexington facility subject to social distancing protocols, and a daily health screening and compliance with our Covid PCR testing policy for unvaccinated employees. All employees that are not essential employees, however, remain able to work remotely until December 31, 2021, and we have been operating our Lexington facility significantly below 100% capacity.

On September 14, 2021, the Dutch government announced updated Covid-related measures effective as of September 25, 2021. These updated measures require employees to work from home if possible and grant employers discretion with respect to the division of time spent between working from home or on site. The mandatory rule to maintain 1.5 meters distance from others is also amended to a strong recommendation to maintain 1.5 meters distance from other people. From November 1, 2021, employees are expected to be required at our Amsterdam office at least one day a week under our new remote working policy.

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

Facility

In February 2021, we commenced the expansion of our Amsterdam site to build additional laboratories to support the expansions of our research and development activities as well the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale. In May 2021, we entered into a sublease agreement to let an additional approximately 1,080 square meters of office space to accommodate the hiring of additional full-time employees. The lease expires in October 2028 and includes an option to break the lease on October 31, 2023.

Organization

On October 21, 2021, we held an Extraordinary General Meeting of our shareholders and Ms. Jacques was appointed to the Board of Directors (the “Board”). Ms. Jacques will also serve as a member of the Audit Committee of the Board effective as of October 21, 2021.

Intellectual Property

On May 11, 2021, Pfizer, Inc. filed three petitions in the United States Patent & Trademark Office (“USPTO”) seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “’248 Patent”) and 10,465,180 (the “’180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents, which relate to the expression of factor IX protein using a modified “Padua” polypeptide having a leucine in position 338. In August 2021, we filed our responses asking the USPTO to deny institution of the IPR proceedings.  We are awaiting a decision by the USPTO on whether to institute these proceedings.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Total revenues	$1,989	$1,789	$466,311	$3,428
Cost of contract revenue	—	—	(23,178)	—
Research and development expenses	(36,432)	(36,302)	(101,209)	(90,716)
Selling, general and administrative expenses	(12,023)	(10,789)	(42,323)	(31,372)
Net (loss) / income	(36,531)	(53,775)	321,381	(124,325)

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $578.5 million and $244.9 million, respectively. We had a net loss of $36.5 million and net income of $321.4 million in the three and nine months ended September 30, 2021, respectively, compared to a net loss of $53.8 million and $124.3 million for the same periods in 2020. As of September 30, 2021 and December 31, 2020, we had accumulated deficits of $463.4 million and $784.7 million, respectively. We recorded a net loss in the three months ended September 30, 2021, and we recorded net income in the nine months ended September 30, 2021, as a result of closing the CSL Behring transaction on May 6, 2021.

We anticipate that our expenses will increase substantially as we:

●	advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
●	continue to expand our employee base to support research and development, as well as general and administrative functions;
●	acquire or in-license rights to new therapeutic targets or product candidates;
●	continue to expand, enhance and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
●	make potential future milestone payments related to the acquisition of Corlieve, if any.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our assumptions, estimates and judgments, including those related to what we believe to be our critical accounting policies:

●	the treatment of the CSL Behring Agreement,
●	our arrangements with Bristol-Myers Squibb (“BMS”), including the amended collaboration and license agreement that we entered into with BMS in December 2020 (the “amended BMS CLA”);
●	the treatment of the Corlieve Transaction;
●	share-based payments;
●	corporate income taxes related to valuation allowance; and
●	accounting for operating leases under ASC 842.

     We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021, with the exceptions of determining the accounting treatment in accordance with ASC 805 related to the Corlieve Transaction and determining the accounting treatment in accordance with ASC 606 related to the CSL Behring Agreement.

CSL Behring Agreement

The preparation of our consolidated financial statements for the three- and nine- month period ended September 30, 2021, required us to analyze the accounting treatment of the CSL Behring Agreement. The effectiveness of the transaction had been contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. The transaction had previously been cleared by the Australian and United Kingdom antitrust authorities and became fully effective on May 6, 2021 (“Closing”), after the waiting period under the HSR Act expired on May 5, 2021.

We identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

We continued to develop the Product between the Signing Date and Closing and performed certain reimbursable activities to fulfill the transfer of the global rights (“Additional Covenants” and together with the License the “License Sale”). We determined that the fixed upfront payment of $450.0 million and the $12.4 million that we received in relation to the Additional Covenants should be allocated to the License Sale. In addition, we concluded that variable milestone payments, sales milestone payments and royalties should be allocated to the License Sale performance obligation as well. We determined that the sale of the License was completed on May 6, 2021, when we transferred the License and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing we evaluated the amounts of potential payments and the likelihood that the payments will be received. We utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since we cannot control the achievement of regulatory and first commercial sales milestones, we concluded that the potential payments are constrained as of Closing. We determined that we would recognize revenue related to these payments, only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. We will include payments related to sales milestones in the transaction price when their achievement becomes probable, and we will include royalties on the sale of Product once these have been earned. We recognized nil and $462.4 million of revenues related to the License Sale in the three and nine months ended September 30, 2021, respectively.

We determined that the variable milestone payment related to Manufacturing Development Services should be allocated to the Manufacturing Development performance obligation. We concluded that this milestone payment represents the SSP of the services based on the estimated cost of providing the services including a reasonable margin. The services related to Manufacturing Development will be provided between Closing and the completion of an agreed manufacturing development plan. The variable consideration will be reduced if we do not complete the development by pre-agreed dates. We utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Completion of Manufacturing Development is partially dependent on the timing of regulatory submissions by CSL Behring as well as regulatory approvals of the developed manufacturing processes. Since we cannot control the timing or outcome of any regulatory decisions, we concluded that we would recognize revenue related to this payment when it becomes probable that the milestone has been achieved. We did not recognize any revenue related to Manufacturing Development during the three and nine months ended September 30, 2021.

We recognized $0.5 million and $0.9 million of collaboration revenue in the three and nine months ended September 30, 2021, respectively, compared to nil in the same periods in the prior year. We generate such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring. CSL Behring may request additional development services or to request that we support the transfer of manufacturing to a party designated by CSL Behring. These collaboration services will be reimbursed at the pre-agreed full-time-employee rate (“FTE-rate”). We concluded that these rights at Closing do not represent material rights.

We also analyzed the impact of Closing on our net deferred tax asset in the Netherlands. Prior to Closing we had determined that the potential Closing would represent insufficient positive evidence to overcome the significant negative evidence of having been loss-making during the past three years. Accordingly, we had therefore recorded a full valuation allowance related to our net deferred tax assets. We determined that in accordance with Dutch tax law the upfront payment as well as payments related to the Additional Covenants, to the extend such activities were conducted in the 12 months ended December 31, 2020, can more likely than not be included in the Dutch tax return for the 12-month period ended December 31, 2020. Including this income in our 2020 tax position will consume substantially all of our Dutch net operating losses for the years 2011 to 2018. We treated the adjustment to our 2020 filing position resulting in the release of the valuation allowance related to our Dutch net operating losses for the years 2011 to 2018 as a discrete event in the three months ended June 30, 2021. We allocated part of the release to the tax benefit of share issuance cost incurred in 2014, 2015, 2017 and 2018. This resulted in an increase of additional paid- in capital as well as the recognition of deferred tax expenses of $3.0 million during the nine months ended September 30, 2021 (nil for three months ended September 30, 2021). Based on changes to Dutch tax law enacted in June 2021 our remaining net operating tax loss related to 2019 can be carried forward indefinitely. We continue to expect to incur tax losses for the foreseeable future, including 2021. As such, we retain our full valuation allowance related to the remaining net deferred asset as of September 30, 2021.

Corlieve Transaction

The preparation of our consolidated financial statements for the three- and nine- month period ended September 30, 2021, required us to analyze the accounting treatment for the Corlieve Transaction. We evaluated whether or not the Corlieve Transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Based on the provisional fair values of the gross assets acquired, we determined the screen test was not met. We further analyzed whether or not the acquired inputs and processes that have the ability to create outputs would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets. We performed the screen test using provisional fair values. The finalization of the valuation might result in a different outcome of the screen test. In this case, we would be required to account for the transaction as an asset acquisition. In accordance with ASC 805, we in this case, among others, would not record any goodwill and expense all identifiable intangible assets without alternative future use.

Accounting for business combinations requires management to make significant estimates and assumptions as of the Acquisition Date which are inherently uncertain. We identified various licenses that combined with the results of the research and development activities conducted in relation to AMT-260 since formation of Corlieve in 2019 constitute an IPR&D intangible asset. The  IPR&D intangible asset was measured at its fair value as of the Acquisition Date.

We calculated the fair value of the IPR&D intangible asset using a present value model based on expected cash flows. Estimating the amounts and timing of cash flows required to complete the development of AMT-260 as well as net sales, cost of goods sold, and sales and marketing costs involved considerable judgment and uncertainty. The expected cash flows are materially impacted by the probability of successfully completing the various stages of development (i.e., dosing of first patient in clinical trial, advancing into late-stage clinical development and obtaining approval to commercialize a product candidate) as well as the weighted average cost of capital of 10.4% used to discount the expected cash flows. Based on all of these assumptions, we estimated the fair value of the IPR&D intangible asset at EUR 53.3 million ($63.3 million) as of the Acquisition Date. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

The IPR&D intangible asset is accounted for as indefinite-lived intangible asset and is measured at the fair value of the incomplete research project acquired as of the Acquisition Date. The IPR&D intangible asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and is not amortized. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on an estimate of its remaining useful life. In case of abandonment, the IPR&D intangible asset would be written-off. In accordance with ASC 350, Intangibles – Goodwill and Other, we test indefinite-lived intangible assets for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate the fair value of the asset is below its carrying amount. As of September 30, 2021, no impairment trigger of indefinite-lived intangible assets was identified.

Goodwill represents the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is evaluated for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2021, no impairment trigger of goodwill was identified.

We recorded contingent consideration related to amounts potentially payable to Corlieve’s former shareholders. The amounts payable in accordance with the SPA are contingent upon realization of certain milestones associated with the TLE research program. Contingent consideration is measured at fair value at the Acquisition Date with changes in fair value recognized in the consolidated statements of operations in research and development expenses. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated milestones, the estimated timing in which milestones are achieved and the discount rate used to estimate the fair value of the liability. In the absence of new information, changes in fair value reflect the passage of time towards achievement of the milestones.

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

CSL Behring

Following the Closing of the CSL Behring agreement, we recognize license revenue related to the License Sale of the global rights to the Product. We determined that our performance obligation related to the License Sale was satisfied on Closing and recognized $462.4 million in license revenue related to a $450.0 million upfront payment and $12.4 million of payments in relation to Additional Covenants. We will recognize additional license revenue in relation to the License Sale when it becomes probable that regulatory and sales milestone events will be achieved as well as when royalties on sales of Product have been earned.

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

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct characterization, consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services as well as the continued development of Product between the Signing Date and Closing;
●	payments related to identifiable intangible assets without an alternative future use;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of Corlieve.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table presents a comparison of our results of operations for the three months ended September 30, 2021 and 2020.

	Three months ended September 30,
	2021	2020	2021 vs 2020

	(in thousands)
Total revenues	$1,989	$1,789	$200
Operating expenses:
Research and development expenses	(36,432)	(36,302)	(130)
Selling, general and administrative expenses	(12,023)	(10,789)	(1,234)
Total operating expenses	(48,455)	(47,091)	(1,364)
Other income	1,680	1,032	648
Other expense	(214)	(220)	6
Loss from operations	(45,000)	(44,490)	(510)
Other non-operating items, net	8,558	(9,285)	17,843
Net loss before income tax expense	$(36,442)	$(53,775)	$17,333
Income tax expense	(89)	-	(89)
Net loss	$(36,531)	$(53,775)	$17,244

Revenue

Our revenue for the three months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,
	2021	2020	2021 vs 2020

	(in thousands)
License revenue	$—	$1,776	$(1,776)
Collaboration revenue	1,989	13	1,976
Total revenues	$1,989	$1,789	$200

The CSL Behring transaction closed on May 6, 2021. We did not recognize any license revenue related to the CSL Behring Agreement for the three months ended September 30, 2021. Additionally, we did not recognize any license revenue related to the CSL Behring Agreement in the three months ended September 30, 2020.

We recognized $1.8 million of license revenue related to upfront payments and target designation fees received from BMS in 2015 under the BMS CLA for the three months ended September 30, 2020. We did not recognize any license revenue under the amended BMS CLA during the three months ended September 30, 2021.

We recognized $2.0 million of collaboration revenue in the three months ended September 30, 2021, compared to $0.0 million for the same period in 2020. Since May 6, 2021, we recognize collaboration revenue related to services we provide in accordance with the CSL Behring Agreement. Our collaboration revenue increased further as a result of increased services provided to BMS following our December 2020 amendment of the BMS CLA.

Research and development expenses

Research and development expenses for the three months ended September 30, 2021 were $36.4 million, compared to $36.3 million for the same period in 2020. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended September 30,
	2021	2020	2021 vs 2020
	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$2,086	$5,711	$(3,625)
Huntington's disease (AMT-130)	2,720	2,140	580
Programs in preclinical development and platform related expenses	2,450	1,862	588
Total direct research and development expenses	$7,256	$9,713	$(2,457)

Employee and contractor-related expenses	14,623	11,782	2,841
Facility expenses	4,813	4,407	406
Disposables	4,795	2,794	2,001
Share-based compensation expense	3,248	3,912	(664)
Other expenses	1,281	3,694	(2,413)
Fair value changes related to contingent consideration	416	—	416
Total other research and development expenses	$29,176	$26,589	$2,587

Total research and development expenses	$36,432	$36,302	$130

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the three months ended September 30, 2020, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We dosed a total of 54 patients between January 2019 and March 2020. In the same period, we also incurred costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. During 2020 and up to the Closing of the CSL Behring Agreement we also incurred costs related to the preparation of a BLA and MAA and for commercialization of the Product. We also incurred costs for manufacturing development. After the Closing, CSL Behring is responsible for the clinical and regulatory development and commercialization of the Product. Direct research and development expenses related to clinical development incurred in the three months ended September 30, 2021 are presented net of reimbursements due from CSL Behring.

Huntington disease (AMT-130)

In the three months ended September 30, 2021, and September 30, 2020, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States. In addition, our external costs in the three months ended September 30, 2021 included expenses related to the preparation of a second Phase I/II clinical trial that will be conducted in Europe.

Preclinical programs & platform development

In the three months ended September 30, 2021, we incurred $2.5 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of SCA3 (AMT-150), Fabry disease (AMT-191) and temporal lobe epilepsy (AMT-260), as well as various other research programs and technology innovation projects, compared to costs of $1.9 million in the same period in 2020.

Other research & development expenses

●	We incurred $14.6 million in personnel and contractor related expenses in the three months ended September 30, 2021, compared to $11.8 million for the same period in 2020. The increase was primarily as a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $4.8 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended September 30, 2021, compared to $4.4 million in the same period in 2020;
●	We incurred $3.3 million in share-based compensation expenses in the three months ended September 30, 2021, compared to $3.9 million for the same period in 2020. The decrease was primarily a result of compensation expense recorded during the three months ended September 30, 2020 related to the termination of one of our executives;
●	We incurred $1.3 million of other expenses for the three months ended September 30, 2021, compared to $3.7 million for the same period in 2020. The decrease was primarily due to $3.0 million of expense recorded for the three months ended September 30, 2020 related to license payments that have no alternative future use; and
●	We incurred $0.4 million of expenses in the three months ended September 30, 2021 related to an increase in the fair value of contingent consideration associated with the Corlieve Transaction, compared to nil for the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 were $12.0 million, compared to $10.8 million for the same period in 2020.

●	We incurred $3.8 million in personnel and contractor related expenses in the three months ended September 30, 2021, compared to $3.6 million in the same period in 2020;
●	We incurred $2.7 million in share-based compensation expenses in the three months ended September 30, 2021, compared to $2.5 million in the same period in 2020; and
●	We incurred $1.5 million in professional fees in the three months ended September 30, 2021, compared to $2.0 million in the same period in 2020. We regularly incur accounting, audit and legal fees associated with operating as a public company.

Other items, net

We recognized $1.3 million in other income of employee retention credit under the U.S. CARES Act in the three months ended September 30, 2021, compared to no such income for the same period in 2020.

We recognized $0.0 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2021, compared to $0.5 million for the same period in 2020.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to BMS in 2015. We recognized changes in the fair value of these warrants within other non-operating income / (expense). Following the termination of the BMS warrants on December 1, 2020, we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income. As of the same date, we recognized a derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction (“CoC-payment”) as described elsewhere in this Quarterly Report on Form 10-Q.

Our other non-operating items, net, for the three months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,
	2021	2020	2021 vs 2020

	(in thousands)
Interest income	$46	$13	$33
Interest expense - Hercules long-term debt	(1,924)	(942)	(982)
Foreign currency gains / (losses), net	10,436	(8,681)	19,117
Other non-operating gains	—	325	(325)
Total other non-operating income / (loss), net	$8,558	$(9,285)	$17,843

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $10.4 million during the three months ended September 30, 2021, compared to a net loss of $8.7 million during the same period in 2020.

In the three months ended September 30, 2021, we recognized income of nil within other non-operating gains as there was no change in the fair value of the BMS derivative financial liability for the CoC-payment, compared to income of $0.3 million during the same period in 2020 related to changes in the fair value of the BMS warrants from the BMS CLA.

Income tax expense

We recognized $0.1 million of deferred tax expense in the three months ended September 30, 2021, and nil in the same period ended 2020.

Comparison of the nine months ended September 30, 2021 and 2020

The following table presents a comparison of the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021	2020	2021 vs 2020
	(in thousands)
Total revenues	$466,311	$3,428	$462,883
Operating expenses:
Cost of contract revenues	(23,178)	—	(23,178)
Research and development expenses	(101,209)	(90,716)	(10,493)
Selling, general and administrative expenses	(42,323)	(31,372)	(10,951)
Total operating expenses	(166,710)	(122,088)	(44,622)
Other income	9,622	2,558	7,064
Other expense	(673)	(1,059)	386
Income / (loss) from operations	308,550	(117,161)	425,711
Non-operating items, net	16,391	(7,164)	23,555
Income / (loss) before income tax expense	$324,941	$(124,325)	$449,266
Income tax expense	(3,560)	—	(3,560)
Net income / (loss)	$321,381	$(124,325)	$445,706

Revenue

Our revenue for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine months ended September 30,
	2021	2020	2021 vs 2020
	(in thousands)
License revenue	$462,400	$3,353	$459,047
Collaboration revenue	3,911	75	3,836
Total revenues	$466,311	$3,428	$462,883

We recognized $462.4 million of license revenue related to the License Sale on Closing of the CSL Behring Agreement in May 2021. We did not recognize any such license revenue related to the CSL Behring Agreement in the nine months ended September 30, 2020.

We recognized $3.4 million of license revenue related to upfront payments and target designation fees received from BMS in 2015 under the BMS CLA for the nine months ended September 30, 2020. We did not recognize any license revenue under the amended BMS CLA during the nine months ended September 30, 2021.

We recognized $3.9 million of collaboration revenue in the nine months ended September 30, 2021, compared to $0.1 million for the same period in 2020. The increase in collaboration revenue primarily relates to the increased activities under the amended BMS CLA and the CSL Behring Agreement.

Cost of contract revenues

We recognized $23.2 million in cost of contract revenues for the nine months ended September 30, 2021, compared to nil during the same period in 2020. We recorded $16.7 million of expenses related to payments owed to our licensors on Closing as well as $6.5 million of other external expenses incurred to fulfill the License Sale to CSL Behring.

Research and development

Research and development expenses for the nine months ended September 30, 2021 were $101.2 million, compared to $90.7 million for the same period in 2020. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2021	2020	2021 vs 2020

	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$8,350	$15,220	$(6,870)
Huntington's disease (AMT-130)	7,161	5,295	1,866
Programs in preclinical development and platform related expenses	6,519	4,744	1,775
Total direct research and development expenses	$22,030	$25,259	$(3,229)

Employee and contractor-related expenses	39,294	31,120	8,174
Facility expenses	13,836	12,609	1,227
Disposables	11,884	7,705	4,179
Share-based compensation expense	9,210	9,201	9
Other expenses	4,539	4,822	(283)
Fair value changes related to contingent consideration	416	—	416
Total other research and development expenses	$79,179	$65,457	$13,722

Total research and development expenses	$101,209	$90,716	$10,493

Direct research and development expenses

Etranacogene dezaparvovec (AMT-060/061)

In the nine months ended September 30, 2021 and 2020, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. We dosed a total of 54 patients between January 2019 and March 2020. We also incur costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. During 2020 and up to the Closing of the CSL Behring Agreement, we also incurred costs related to the preparation of a BLA and MAA and for commercialization of the Product. We also incurred costs for manufacturing development. After the Closing, CSL Behring is responsible for the clinical and regulatory development and commercialization of the Product. Direct research and development expenses related to clinical development incurred between Closing and September 30, 2021, are presented net of reimbursements due from CSL Behring.

Huntington disease (AMT-130)

In the nine months ended September 30, 2021 and September 30, 2020, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial in the United States. In addition, our external costs in the nine months ended September 30, 2021 included expenses related to the preparation of a second Phase I/II clinical trial that will be conducted in Europe.

Preclinical programs & platform development

In the nine months ended September 30, 2021, we incurred $6.5 million of costs primarily related to our preclinical activities primarily associated with product candidates for the treatment of SCA3 (AMT-150), Fabry disease (AMT-191) and temporal lobe epilepsy (AMT-260), as well as various other research programs and technology innovation projects, compared to costs of $4.7 million in the same period in 2020. These expenses exclude costs related to our product candidate for Hemophilia A (AMT-180), which was deprioritized in June 2020.

Other research & development expenses

●	We incurred $39.3 million in personnel and contractor related expenses in the nine months ended September 30, 2021, compared to $31.1 million for the same period in 2020. The increase was primarily a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $13.8 million in operating expenses and depreciation expenses related to our rented facilities in the nine months ended September 30, 2021, compared to $12.6 million in the same period in 2020. The increase is related to the expansion of our organization;
●	We incurred $9.2 million in share-based compensation expenses in the nine months ended September 30, 2021, compared to $9.2 million for the same period in 2020;
●	We incurred $4.5 million of other expenses for the nine months ended September 30, 2021, compared to $4.8 million for the same period in 2020. The decrease was primarily due to $3.0 million of expense recorded in the nine months ended September 30, 2020 related to license payments that have no alternative future, offset by an increase in various other expenses as a result of expanding our organization; and
●	We incurred $0.4 million of expenses in the nine months ended September 30, 2021 related to an increase in the fair value of contingent consideration associated with the Corlieve Transaction, compared to nil for the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $42.3 million, compared to $31.4 million for the same period in 2020.

●	We incurred $11.8 million in personnel and contractor related expenses in the nine months ended September 30, 2021, compared to $9.7 million in the same period in 2020. The increase was primarily related to the recruitment of personnel;
●	We incurred $9.5 million in share-based compensation expenses in the nine months ended September 30, 2021, compared to $7.2 million in the same period in 2020. The increase was primarily related to the increase in awards granted, including those to newly recruited personnel;
●	We incurred $6.5 million in professional fees in the nine months ended September 30, 2021, compared to $6.2 million in the same period in 2020. We regularly incur accounting, audit and legal fees associated with operating as a public company; and
●	We incurred $4.5 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the nine months ended September 30, 2021, compared to nil in the same period in 2020.

Other items, net

We recognized $3.0 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with the Settlement Agreement in the nine months ended September 30, 2021, compared to no such income for the same period in 2020.

We recognized $2.6 million in other income of employee retention credit under the U.S. CARES Act in the nine months ended September 30, 2021, compared to no such income for the same period in 2020.

We recognized $3.0 million in income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2021, compared $1.0 million for the same period in 2020.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to BMS in 2015. We recognized changes in the fair value of these warrants within other non-operating income / (expense). Following the termination of the BMS warrants on December 1, 2020, we no longer recognize changes in the fair value of these warrants within other non-operating (expense) / income. As of the same date, we recognized a derivative financial liability related to a contingent payment due to BMS upon the consummation of a CoC-payment as described elsewhere in this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
	2021	2020	2021 vs 2020
	(in thousands)
Interest income	$123	$916	$(793)
Interest expense	(5,377)	(2,887)	(2,490)
Foreign currency gains / (losses), net	21,645	(7,724)	29,369
Other non-operating gains, net	—	2,531	(2,531)
Total non-operating income / (loss), net	$16,391	$(7,164)	$23,555

We recognized a net foreign currency gain related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $21.6 million during the nine months ended September 30, 2021, compared to a net loss of $7.7 million during the same period in 2020.

In the nine months ended September 30, 2021, we recognized income of nil within other non-operating items as there was no change in the fair value of the BMS derivative financial liability for the CoC-payment, compared to income of $2.5 million during the same period in 2020 related to changes in the fair value of the BMS warrants from the BMS CLA.

Income tax expense

We recognized $3.6 million of deferred tax expense for the nine months ended September 30, 2021, and nil in the same period ended 2020.

Financial Position, Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $581.3 million which include payments received from CSL Behring following the Closing. This is expected to fund our operations into the first half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facility by 2023). We expect that if we were to achieve the $0.3 billion in regulatory, first commercial sales, and development milestone payments, our runway would be further extended by 12 to 18 months.

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$247,680	$380,726
Net cash generated from / (used in) operating activities	335,049	(97,653)
Net cash used in investing activities	(63,834)	(6,789)
Net cash generated from financing activities	64,964	3,688
Foreign exchange impact	(2,589)	2,235
Cash, cash equivalents and restricted cash at the end of period	$581,270	$282,207

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998. As a result of receiving the upfront payment upon Closing of the CSL Behring Agreement, we generated $335.0 million cash flows from operations during the nine months ended September 30, 2021. We recorded net loss of $36.5 million in the three months ended September 30, 2021 and net income of $321.4 during the nine months ended September 30, 2021, compared to a net loss of $53.8 million and $124.3 million during the same periods in 2020. As of September 30, 2021, we had an accumulated deficit of $463.4 million.

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

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink with respect to an ATM offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. In the nine months ended September 30, 2021, we received net proceeds of $29.6 million from the issuance of 921,730 million ordinary shares that took place during March and April of this year.

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

On January 29, 2021, we and Hercules entered into the 2021 Amended Facility. Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”), increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, we drew down $35.0 million of the Tranche B. We may draw down the remaining $65.0 million under the Tranche B in a series of one or more advances of not less than $20.0 million each until December 15, 2021. Advances under the Tranche B bear interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance and all accrued but unpaid interest on advances under the Tranche B is due on June 1, 2023, which date may be extended by us by up to two twelve-month periods. Advances under the Tranche B may now be prepaid without charge as six-months have passed from the Closing Date. As of September 30, 2021, $70.0 million was outstanding under the 2018 Amended Facility and the 2021 Amended Facility (December 31, 2020: $35.0 million under the 2018 Amended Facility).

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

Net Cash generated from / used in operating activities

Net cash generated from operating activities was $335.0 million for the nine months ended September 30, 2021 and consisted of net income of $321.4 million adjusted for non-cash items, including depreciation and amortization expense of $5.4 million, share-based compensation expense of $18.7 million, a change in fair value of contingent consideration of $0.4 million, unrealized foreign exchange gains of $23.2 million, a change in deferred taxes of $3.6 million and other non-cash items, net, of $2.9 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $11.6 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $2.0 million primarily related to an increase in various prepayments and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $13.6 million primarily related to an increase in amount to be paid to licensors upon the CSL Behring Closing and an increase in various other accruals for services provided by vendors and personnel accruals. Net income primarily consisted of $462.4 million license revenue recognized on Closing.

Net cash used in operating activities was $97.7 million for the nine months ended September 30, 2020 and consisted of a net loss of $124.3 million adjusted for non-cash items, including depreciation and amortization expense of $8.4 million, share-based compensation expense of $16.5 million, fair value gains on derivative financial instruments of $2.5 million, unrealized foreign exchange losses of $7.8 million, and a decrease in other non-cash items, of $2.1 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $1.3 million. These changes primarily related to a net increase in accounts receivable and accrued income, prepaid expenses, and other current assets of $1.2 million and a net decrease in accounts payable, accrued expenses and other liabilities of $0.1 million.

Net cash used in investing activities

In the nine months ended September 30, 2021, we used $63.8 million in our investing activities compared to $6.8 million for the same period in 2020.

	Nine months ended September 30,
	2021	2020
	(in thousands)
Acquisition of Corlieve, net of cash acquired	$(49,949)	$—
Build out of Amsterdam site	(9,853)	(3,410)
Build out of Lexington site	(4,032)	(1,065)
Acquisition of licenses, patents, and other rights	—	(2,314)
Total investments	$(63,834)	$(6,789)

We paid EUR 42.1 million ($49.9 million), net of EUR 2.8 million ($3.4 million) of cash acquired, during the nine months ended September 30, 2021 to acquire 97.7% of the outstanding shares of Corlieve on July 30, 2021.

The build out of the Amsterdam site consumed $9.9 million cash during the nine months ended September 30, 2021, compared to $3.4 million for the same period in 2020. The increase is a result of the construction of additional laboratories to support the expansions of our research and development activities as well as the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale.

Net cash generated from financing activities

In the nine months ended September 30, 2021, we generated $65.0 million in our financing activities compared to $3.7 million for the same period in 2020.

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	$34,603	$-
Proceeds from issuance of ordinary shares, net of issuance costs	29,565	-
Proceeds from issuance of shares related to employee stock option and purchase plans	1,971	3,688
Repayment of debt assumed through Corlieve Transaction	(1,175)	-
Net cash generated from financing activities	$64,964	$3,688

In January 2021, we received $34.6 million net proceeds from the Hercules 2021 Amended Facility.

We received net proceeds of $29.6 million associated with our ATM offering in March and April 2021.

Upon the acquisition of Corlieve, Corlieve held a loan with an outstanding amount equal to EUR 1.0 million ($1.2 million). During the nine months ended September 30, 2021, the loan was repaid in its entirety.

Funding requirements

We believe our cash and cash equivalents as of September 30, 2021 will fund our operations into the first half of 2024 (assuming a full repayment of funds borrowed from Hercules under our term loan facilities by 2023). We expect that if we were to achieve the $0.3 billion in regulatory, first commercial sales and development milestone payments, our runway would further be extended by 12 to 18 months. Our future capital requirements will depend on many factors, including but not limited to:

●	achieving the milestones and royalties as defined within the CSL Behring Agreement;
●	the payment of milestone payments that we might owe to former shareholders of Corlieve;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring.
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal and other fees associated with our venture debt loan with Hercules, which following the January 29, 2021 amendment will be due in June 2023;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities; and
●	the costs associated with process validation and inspection readiness of etranacogene dezaparvovec.

Contractual obligations and commitments

The table below sets forth our contractual obligations and commercial commitments as of September 30, 2021, that are expected to have an impact on liquidity and cash flows in future periods.

		Less than 1	Between 1	Between 3
	Undefined	year	and 3 years	and 5 years	Over 5 years	Total

	(in thousands)
Debt obligations (including $14.0 million interest payments)	$—	$6,068	$77,969	$—	$—	$84,037
Operating lease obligations	—	5,908	12,753	13,530	23,935	56,126
Commitments related to Corlieve acquisition (nominal amounts)	231,791	2,318	—	—	—	234,109
Total	$231,791	$14,294	$90,722	$13,530	$23,935	$374,272

In relation to the Corlieve Transaction, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the SPA. The timing of achieving these milestones and consequently the timing of payments is generally uncertain with the exception of a payment we owe upon acquiring the remaining outstanding shares as well as certain payments for post-acquisition services in 2022. These payments are owed in Euro and have been translated at the foreign exchange rate as of September 30, 2021, of $1.16/€1.00. As of September 30, 2021, we expect these obligations will become payable between 2022 and 2031. When due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2021, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the third quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for additional controls established in relation to the Corlieve Transaction and reassessment of the fair value of the contingent consideration resulting from the Corlieve Transaction.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021, for information regarding terminated material legal proceedings. Except as set forth therein, there have been no new material legal proceedings.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We may encounter substantial delays in, and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our business and operations have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.
●	We cannot predict when or if we will obtain marketing approval to commercialize any of our product candidates, or whether they will be commercially successful once approved.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	Our resources might be adversely affected if we are unable to meet our product development and supply needs and obligations, including our ability to complete the validation of our existing manufacturing processes as well as to develop larger scale manufacturing processes, which could adversely affect our ability to sufficiently meet our future production needs or regulatory filing timelines.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
●	Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

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

As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130, the evolving Covid pandemic has impacted the pace of enrollment and procedures in our clinical trials, as well as caused challenges in scheduling follow-up visits and managing other aspects of our clinical trials. We may in the future be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of Covid patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the Covid pandemic, and federal, state, and local public health measures designed to mitigate the spread of the virus, have impacted, and could continue to negatively impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the Covid pandemic is difficult to assess or predict, the impact of the Covid pandemic on global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. The ultimate impact of the Covid pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these negative effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on whom we rely.

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

We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. For example, we experienced an immaterial but unexpected delay when our clinical trials of etranacogene dezaparvovec were placed on clinical hold by the FDA from December 2020 to April 2021, following a preliminary diagnosis of hepatocellular carcinoma in one patient. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

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

Additionally, where there are differences in the early-stage and late-stage trials, such as the differences between AMT-060 and AMT-061, regulatory authorities may require additional or longer-term data in late-stage trials as compared to early-stage trials, which may delay regulatory submissions or approvals and which the regulatory authorities may ultimately not accept or approve.

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

Risks Related to Acquisitions

Our acquisition strategy may not produce the cash flows expected or could result in additional costs and challenges.

Any acquisition, including the recent acquisition of Corlieve Therapeutics, could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. We could incur additional costs related to resources to align our business practices and operations. Moreover, we cannot assure that the anticipated benefits of any acquisition would be realized in a timely manner, if at all.

In addition, the finalization of the valuation of the identifiable assets acquired in connection with the Corlieve Transaction could require us to expense all identifiable intangible assets without an alternative future use if we would determine that substantially all of the gross value of the assets is concentrated in a single identifiable asset or group of similar identifiable assets.

Additionally, the product candidate and intellectual property rights that we acquired in the Corlieve Transaction were developed and owned by Corlieve and its licensors and we have not yet demonstrated an ability to develop, advance, or run clinical trials with this product candidate. As a result, we cannot ensure that we will be able to successfully advance this product candidate going forward.

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

We had a net gain of $321.4 million in the nine months ended September 30, 2021, and a net loss of $125.0 million in the full year 2020 and $124.2 million in the full year 2019. As of September 30, 2021, we had an accumulated deficit of $463.4 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2021 and 2022 primarily from the $462.4 million payments we collected from CSL Behring in May 2021. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our profit in the three and nine months ended September 30, 2021, was materially impacted by the amount of license revenue that we recognized as a result of the Closing of the transaction under the CSL Behring Agreement.

We anticipate that our expenses will increase substantially as we:

●	advance the clinical development of AMT-130 for our Huntington’s disease gene therapy program;
●	advance multiple research programs related to gene therapy candidates targeting liver-directed and central nervous system (“CNS”) diseases;
●	continue to expand our employee base to support research and development, as well as general and administrative functions;

●	acquire or in-license rights to new therapeutic targets or product candidates;
●	continue to expand, enhance, and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
●	make potential future milestone payments related to the acquisition of Corlieve, if any.

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

As of September 30, 2021, we had $70.0 million of outstanding principal of borrowings under the 2018 Amended Facility and 2021 Amended Facility, which following our January 2021 amendment we are required to repay in June 2023. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Many national and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect in May 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of EUR 20.0 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition, and results of operations.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through October 21, 2021, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on October 21, 2021, was $28.24 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 54.8% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at September 30, 2021. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

EXHIBIT INDEX

10.1*	Consent and Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated July 30, 2021, by and among the Registrant, Hercules Capital Inc., and the other parties named therein

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on October 25, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on October 25, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Dated October 25, 2021