Form 10-K
period 2021-12-31
uniQure N.V.
filed 2022-02-25
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-36294

uniQure N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands

(Jurisdiction of incorporation or organization)

Paasheuvelweg 25,

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2021 was $1,418.3 million, based on the closing price reported as of June 30, 2021 on the NASDAQ Global Select Market.

As of February 23, 2022, the registrant had 46,456,984 ordinary shares, par value €0.05, outstanding.

The documents incorporated by reference are as follows:

Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2022 and to be delivered to shareholders in connection with the 2022 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, which include, but are not limited to, statements related to the COVID-19 coronavirus pandemic, our collaboration and license agreements, our beliefs about our competitive advantage and the capabilities of our manufacturing facility, our cash runway, the advancement of our clinical trials, our intellectual property portfolio, and the impact of regulatory actions on our regulatory submission timelines, may be found in Part I, Item 1 “Business,” Part 1, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	Our business, operations and supply chain have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.
●	We have encountered, and may continue to encounter, delays in, and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates, and we may not be successful in our efforts to create innovative programs, platform technologies or other technologies to be competitive with others.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	Our resources might be adversely affected if we are unable to successfully complete pre-approval inspections required by regulators or meet our supply needs and obligations, which could adversely affect our ability to sufficiently meet our future production needs or regulatory filing or approval timelines.
●	We cannot predict when or if we will obtain marketing approval to commercialize any of our product candidates, or whether they will be commercially successful once approved.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer. We also have experienced and could continue to experience increased competition for and compensation expenses associated with employee recruiting and employee retention, which could adversely affect our business.
●	If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	Our acquisition strategy may not produce the cash flows expected or could result in additional costs and challenges.
●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
●	Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or other errors or disruptions, which could result in a material disruption of our product development programs, such as potential issues with data integrity or loss of data.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

Part I

Unless the context requires otherwise, references in this report to “uniQure,” “Company,” “we,” “us” and “our” and similar designations refer to uniQure N.V. and our subsidiaries.

Item 1. Business.

Overview

We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which effective May 6, 2021, we licensed to CSL Behring pursuant to the CSL Behring Agreement (as defined below), and Huntington’s disease. We believe our technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Key events

Acquisition of Corlieve Therapeutics

On June 21, 2021, we entered into a share and purchase agreement (“SPA”) to acquire all outstanding ordinary shares of Corlieve Therapeutics SAS (“Corlieve”), a privately held French gene therapy company (together, the “Corlieve Transaction”). Upon the closing of the Corlieve Transaction on July 30, 2021 (“Acquisition Date”), we acquired 97.7% of the outstanding ordinary shares of Corlieve in return for EUR 44.9 million ($53.3 million as of the Acquisition Date). As contractually required in the SPA, we acquired the remaining outstanding ordinary shares on February 9, 2022 following the expiration of a minimum holding period (“Mandatorily Redeemable Shares”). We recorded a liability related to these Mandatorily Redeemable Shares for an amount of EUR 0.7 million ($0.9 million) as of the Acquisition Date. We financed the Corlieve Transaction from cash on hand.

Following its formation in November 2019, Corlieve obtained exclusive licenses to certain patents from two French research institutions that continue to collaborate with Corlieve and us. Corlieve also obtained an exclusive license from Regenxbio Inc. (“Regenxbio”) for the use of AAV9 to deliver any sequence that affects the expression of the Glutamate inotropic receptor kainate type subunit 2 (“GRIK 2”) gene sequence in humans. Corlieve and Regenxbio simultaneously entered into a collaboration plan related to agreed joint preclinical research and development activities. At the Acquisition Date, Corlieve and its Swiss subsidiary, Corlieve Therapeutics AG, employed seven employees.

Corlieve’s gene therapy program, AMT-260, employs micro ribonucleic acid (“miRNA”) silencing technology to target suppression of aberrantly expressed kainate receptors in the hippocampus of patients with temporal lobe epilepsy (“TLE”). TLE affects approximately 1.3 million people in the U.S. and Europe alone, of which approximately 0.8 million patients are unable to adequately control acute seizures with currently approved anti-epileptic therapies. Patients with refractory TLE experience increased morbidity, excess mortality, and poor quality of life.

In addition to the payments to acquire 100% of the outstanding ordinary shares, Corlieve’s former and remaining shareholders are eligible to receive up to EUR 35.8 million (or $40.6 million as of December 31, 2021) upon the achievement of development milestones through Phase I/II and EUR 143.1 million (or $162.3 million as of December 31, 2021) upon the achievement of milestones associated with Phase III development and obtaining approval to commercialize AMT-260 in the United States of America and the European Union. We may elect to pay up to 25% of such milestone payments through the issuance of our ordinary shares. We recorded a EUR 20.2 million ($24.0 million) liability related to these contingent consideration payments as of the Acquisition Date.

Total consideration of EUR 65.8 million ($78.1 million), which consisted of the cash paid upon the Acquisition Date, the payment for the Mandatorily Redeemable Shares and the contingent consideration payments, was allocated to identifiable intangible assets related to the in-process research and development of AMT-260 (“IPR&D Intangible Asset”). The IPR&D Intangible Asset’s fair value was determined at EUR 53.6 million ($63.6 million) as of the Acquisition Date. We also recognized a EUR 13.4 million ($15.9 million) deferred tax liability in relation to this IPR&D Intangible Asset. The total consideration in excess of the net assets acquired was EUR 23.9 million ($28.4 million) and was allocated to goodwill.

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

The transaction became fully effective on May 6, 2021, one day after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) expired on May 5, 2021.

CSL Behring is responsible for the development and commercialization of the Product. We agreed to complete the validation of the current manufacturing process as well as to the development and validation of a next generation manufacturing process. We will be entitled to receive a development milestone payment if we complete these activities in accordance with an agreed development plan and timeline. CSL Behring is responsible for global regulatory submissions and commercialization requirements for the Product. Certain clinical development and regulatory activities performed by us are reimbursed by CSL Behring.

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

The effectiveness of the transactions contemplated by the CSL Behring Agreement was contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom, and certain provisions of the CSL Behring Agreement did not become effective until after we had received all such regulatory approvals and after the waiting period under the HSR Act expired on May 5, 2021.

Following the closing of the CSL Behring Agreement, we recorded $462.4 million, including a $450.0 million upfront cash payment, as license revenue. Upon closing, we contractually owed to our licensors $15.5 million of the upfront payment received from CSL Behring.

We are eligible to receive more than $0.3 billion in regulatory, development, and first commercial sale milestones, $1.3 billion in additional commercial milestones, and tiered double-digit royalties of up to a low-twenties percentage of net product sales arising from the collaboration. As of December 31, 2021, we accrued revenue of $55.0 million related to milestone payments we expect to receive under the CSL Behring Agreement following the submissions of a Biological License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) and a Marketing Access Authorization (“MAA”) to the European Medicines Agency (“EMA”), which are expected to be submitted during the first half of 2022.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

Etranacogene dezaparvovec is our lead gene therapy candidate and includes an AAV serotype 5 (“AAV-5”) vector incorporating the functional human Factor IX (“FIX”) Padua variant. We are currently conducting, on behalf of CSL Behring, a pivotal Phase III study in 54 patients with severe and moderately-severe hemophilia B (“HOPE-B Study”). We expect that a BLA is to be submitted to the FDA and MAA to the EMA in the first half of 2022.

The FDA has agreed that etranacogene dezaparvovec will fall under the existing Breakthrough Therapy Designation and IND for AMT-060 (our first-generation hemophilia B gene therapy), and the EMA has also agreed that etranacogene dezaparvovec will fall under the PRIME designation.

On December 9, 2021, we announced the achievement of the pre-specified primary endpoint of non-inferiority in annualized bleeding rate (“ABR”) 18-months following administration compared to baseline Factor IX (“FIX”) prophylactic therapy in the HOPE-B Study. ABR for all bleeds after stable FIX expression, assessed at 18 months, was 1.51 compared with the ABR of 4.19 for the lead-in period of at least six months, achieving the primary non-inferiority endpoint and a secondary superiority endpoint (p=0.0002) in the HOPE-B Study. ABR for investigator-adjudicated FIX-treated bleeds was 0.83 compared with lead-in ABR of 3.65 (p<0.0001). All participants continued to demonstrate durable, sustained increases in FIX activity at 18-months post-infusion with a mean FIX activity of 36.9 percent of normal, as measured by a one-stage activated partial thromboplastin time-based (“aPTT-based”) clotting assay, compared to a mean FIX activity of 39.0 percent of normal at 26-weeks of follow-up. Etranacogene dezaparvovec was generally well-tolerated with over 80% of adverse events considered mild.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. We are currently conducting a Phase I/II clinical trial for AMT-130 in the U.S. and a Phase Ib/II study in the EU. Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible. AMT-130 has received Orphan Drug and Fast Track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

On April 5, 2021, we announced the completion of enrollment of the low-dose cohort of the U.S. Phase I/II study of AMT-130. The low- dose cohort includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation (“Sham”) surgery. The U.S. Phase I/II clinical trial is a randomized, controlled, double-blinded, dose-escalation study of AMT-130.

On June 13, 2021, we announced the enrollment of the first two patients in the high-dose cohort of a U.S. Phase I/II study. The high-dose cohort is planned to include 16 patients, of which 10 patients will receive treatment with AMT-130 and six patients will receive Sham surgery. The initiation of patient enrollment in the high-dose cohort followed a meeting of the trial’s independent Data Safety Monitoring Board (“DSMB”) that reviewed safety data for the fully enrolled first cohort of 10 patients.

On December 16, 2021, we announced initial 12-month observations on the first four patients enrolled in the low-dose cohort of the U.S. Phase I/II study. Two of the four enrolled patients received AMT-130, and two patients received Sham surgery as a control. AMT-130 was generally well tolerated in the treated patients, with no serious adverse events related to AMT-130. Neurofilament light chain (“NfL”), a biomarker of injury in the brain, increased as expected immediately following the surgical procedure and returned to baseline in the treated patients. NfL remained relatively constant in the two untreated control patients. Structural magnetic resonance imaging did not reveal any clinically meaningful safety findings in either treated or control patients at one year of follow-up. Measurements of total and mutant HTT protein in the cerebral spinal fluid of the four patients were highly variable and inconclusive. As of December 31, 2021, 19 patients have been enrolled in the clinical trial to date, including nine of 16 in the high-dose cohort.

Also on December 16, 2021, we announced the initiation of patient screening in our 15 patient, open-label, Phase Ib/II study of AMT-130 in the EU, as well our plans to initiate a third cohort in the ongoing U.S. Phase I/II clinical trial. The third cohort, which will include up to 18 additional randomized patients receiving the higher dose, will explore the use of alternative stereotactic navigation systems to simplify placement of catheters for infusions of AMT-130.

Financing

As of December 31, 2020, a $35.0 million term loan was outstanding in accordance with the Second Amended and Restated Loan and Security Agreement (the “2018 Amended Facility”) between us and Hercules Capital, Inc. (“Hercules”).

On January 29, 2021, we and Hercules amended the 2018 Amended Facility (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”) increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, we drew down $35.0 million of the Tranche B. Advances under Tranche B bore interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance of $70.0 million and all accrued but unpaid interest on advances under Tranche B was due on June 1, 2023. The back-end fee in respect of advances under the 2021 Amended Facility ranged from 1.65% to 6.85%, depending on the repayment date. In addition to Tranche B, the 2021 Amended Facility also extended the interest only payment period of the previously funded $35.0 million term loan (“Tranche A”) from January 1, 2022 to June l, 2023.

On December 15, 2021, we and Hercules amended and restated the 2021 Amended Facility (“2021 Restated Facility”). Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility with a total  outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. We drew down an additional $30.0 million, resulting in total principal outstanding as of December 31, 2021 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period is extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, we owe a back-end fee of 4.85% of the outstanding debt. We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. We continue to owe a $2.5 million back-end fee related to the 2021 Amended Facility which is due on June 1, 2023.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement.

In March and April of 2021, we issued 921,730 ordinary shares at a weighted average price of $33.52 per ordinary share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses.

Facilities

In February 2021, we commenced the expansion of our Amsterdam site to build additional laboratories to support the expansions of our research and development activities as well as the construction of a cleanroom capable of manufacturing cGMP materials at a 500-liter scale. The construction and validation of the cleanroom and the additional laboratories were completed in December 2021. In May 2021, we entered into a sublease agreement to let an additional approximately 1,080 square meters of office space at our Amsterdam site to accommodate the hiring of additional full-time employees. The lease expires in October 2028 and includes an option to break the lease on October 31, 2023.

In December 2021, we entered into a new lease for an additional facility in Lexington, Massachusetts, United States of approximately 13,501 square feet of space. The lease is expected to commence in the second half of 2022, is set for seven years starting from the rent commencement date and is non-cancellable. The lease is renewable for one five-year term.

In February 2022, we also entered into a new lease for an additional facility in Lexington, Massachusetts, United States of approximately 12,716 square feet. The lease is expected to commence in the second half of 2022 and is set for a non-cancellable period of seven years and four months. The lease is renewable for one five-year term.

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

On October 21, 2021, we held an Extraordinary General Meeting of our shareholders and Rachelle Jacques was appointed to the Board of Directors (the “Board”). Ms. Jacques will also serve as a member of the Audit Committee of the Board effective as of October 21, 2021.

Intellectual Property

On May 11, 2021, Pfizer, Inc. filed three petitions at the USPTO seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “‘248 Patent”) and 10,465,180 (the “‘180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents. In August 2021, we filed our responses asking the USPTO to deny institution of the IPR proceedings. On November 17, 2021, the PTAB issued decisions granting institution on all three IPR proceedings. Our response to the petition is currently due to be filed on March 3, 2022.

Our Mission and Strategy

Our mission is to deliver curative, one-time administered genomic medicines that transform the lives of patients. We aim to build an industry-leading, fully integrated, and global company that leverages its technology and proprietary manufacturing platform to deliver these medicines to patients with serious unmet medical needs.

Our strategy to achieve this mission is to:

In collaboration with our partner, achieve regulatory approvals and the commercial launch of etranacogene dezaparvovec (AMT-061). Etranacogene dezaparvovec is a one-time administered gene therapy that combines the potential advantages of AAV5 with an enhanced Padua-FIX transgene, and may provide clinical and tolerability benefits to nearly all patients with hemophilia B. In June 2020, we entered into a commercialization and license agreement with CSL Behring pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec. We are responsible for the manufacturing of etranacogene dezaparvovec and CSL Behring is responsible for the development and commercialization of the Product. In September 2021, we completed the last patient’s 78-week follow-up visit in the HOPE-B Phase III pivotal study, which enrolled a total of 54 patients.

Advance the development of AMT-130, a potential one-time gene-therapy approach for the treatment of Huntington’s disease. AMT-130 is the first AAV-based gene therapy to enter clinical development for Huntington’s disease. It consists of an AAV5 vector carrying an artificial micro-RNA specifically tailored to silence the huntingtin gene and leverages our proprietary miQURE™ silencing technology. The therapeutic goal of AMT-130 is to inhibit the production of the mutant protein (mHTT). Patient enrollment is ongoing in two clinical trials of AMT-130 being conducted in the U.S. and Europe.

Build a pipeline of gene therapy programs focused on rare, liver-directed and central-nervous system (“CNS”) diseases. Beyond our lead clinical program in Huntington’s disease and our late-stage program in hemophilia B now partnered with CSL Behring, we have a pipeline of additional AAV-based gene therapy programs in various stages of preclinical development focused on larger market opportunities and built on validated targets and technologies. We are leveraging novel vectors, promoters, and manufacturing capabilities, to develop gene therapies that have the potential to be best or first in class and are primarily focused on rare, monogenic liver-directed, and CNS disorders as well as cardiovascular and muscle diseases.

Maintain our leadership position in commercial-scale AAV manufacturing. We have established cGMP, commercial-scale manufacturing capabilities for AAV-based gene therapies in our state-of-the-art Lexington, Massachusetts facility and begun construction of a second cGMP manufacturing facility in our Amsterdam, the Netherlands facility that will complement our work in Lexington. We seek to establish larger scale and highly cost-effective capabilities to address more prevalent disorders, and we believe the modularity of our platform provides us with distinct advantages, including the potential for reduced development risk and faster times to market.

Leverage the favorable immunogenicity profile of AAV5-based gene therapies to develop multiple products. We have developed extensive experience with our AAV5-based gene therapies, including in five clinical trials in multiple liver-directed and CNS diseases. During these clinical trials, no patient treated with AAV5-based gene therapies experienced a confirmed immune response to the AAV5 capsid or complications associated with T-cell activation. Additionally, the AAV5 capsid has demonstrated a low avidity to pre-existing neutralizing antibodies (“Nab”), which may enable all, or nearly all patients to be eligible for treatment with AAV5-based gene therapies. We are now in the process of developing Smart AAV capsids that combine the advantages of AAV5 with antibody-directed delivery to move cargo across the blood brain barrier and to improve transduction of cells in the CNS.

Invest in next-generation technologies with the goal of enhancing safety, improving efficacy, and expanding the applicability of gene therapy to patients. We are developing proprietary technologies that have the potential to augment the safety and efficacy of our product candidates and broaden the applicability of our gene therapies to a wider range of diseases and patients. These technologies include (i) miQURE, our one-time administered gene silencing platform, (ii) goQURE for simultaneous silencing of a disease gene and replacement with a healthy gene, (iii) AbQURE, using the power of AAV5 to deliver therapeutic antibodies systemically from the liver or into the CNS from cells in the brain, (iv) QUREDose for dosing through neutralizing antibodies and re-dosing technology; along with other tailored vectors, promoters, and novel transgenes. These technologies are developed both in-house by our experienced research team in Amsterdam, the Netherlands, as well as via collaborations with third parties.

Continue to expand our intellectual property portfolio. We have established what we believe is a leading intellectual property portfolio covering various aspects of our technology and programs, including (i) elements of our gene therapy constructs, such as AAV vectors, promoters and transgenes (ii) innovative delivery technologies, such as re-administration of AAV gene therapy; and (iii) proprietary manufacturing processes covering key components of our upstream and downstream capabilities. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent protection for promising aspects of our technology platform and product candidates.

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

CSL Behring collaboration

On June 24, 2020, we entered into the CSL Behring Agreement pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec. The transaction became fully effective on May 6, 2021, one day after the waiting period under the HSR Act expired on May 5, 2021.

CSL Behring is responsible for the development and commercialization of the Product. We agreed to complete the validation of the current manufacturing process as well as to the development and, if requested by CSL Behring, the validation of a next generation manufacturing process. We will be entitled to receive a development milestone payment if we complete these activities in accordance with an agreed development plan and timeline. CSL Behring is responsible for global regulatory submissions and commercialization requirements for the Product. Certain clinical development and regulatory activities performed by us are reimbursed by CSL Behring.

On the Signing Date, we and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price commensurate with the SSP. We will be responsible to supply the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization.

Development of etranacogene dezaparvovec for Hemophilia B

We believe we have substantially completed the development of etranacogene dezaparvovec, a gene therapy for patients with hemophilia B that is designed to restore FIX activity, an essential protein for blood clotting. Etranacogene dezaparvovec includes an AAV5 vector incorporating the FIX-Padua variant (“FIX-Padua”).

Etranacogene dezaparvovec is intended to be delivered by intravenous (“IV”)-infusion, without immunosuppressant therapy, through the peripheral vein in a single treatment session for approximately 30 minutes.

Our goal for etranacogene dezaparvovec was to develop a gene therapy with the following profile:

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

In March 2020, we completed dosing of the 54 patients in the HOPE-B trial. The targeted number of patients to be dosed per the clinical trial protocol was 50. The adult hemophilia B patients, who were classified as severe or moderately severe, were enrolled in a six-month observational period prior to dosing during which time they continued to use their current standard of care to establish a baseline control. After the six-month lead-in period, patients received a single IV-administration of etranacogene dezaparvovec. Patients enrolled in the HOPE-B trial were tested for the presence of pre-existing neutralizing antibodies to AAV5 but not excluded from the trial based on their titers. Following a pre-BLA submission meeting with the FDA on June 4, 2021 the primary endpoint was set as a non-inferiority analysis in ABR 18-months following administration compared to baseline FIX prophylactic therapy in the pivotal Phase III HOPE-B gene therapy trial (approximately 52-weeks after steady-state is achieved). In September 2021, we completed the last patient’s 18-months follow-up visit which enrolled a total of 54 patients.

On December 9, 2021, we announced the achievement of the pre-specified primary endpoint of non-inferiority in ABR 18-months following administration compared to baseline FIX prophylactic therapy in the HOPE-B Study. ABR for all bleeds after stable FIX expression, assessed at 18 months, was 1.51 compared with the ABR of 4.19 for the lead-in period of at least six months, achieving the primary non-inferiority endpoint and a secondary superiority endpoint (p=0.0002) in the HOPE-B Study. ABR for investigator-adjudicated FIX-treated bleeds was 0.83 compared with lead-in ABR of 3.65 (p<0.0001). All participants continued to demonstrate durable, sustained increases in FIX activity at 18-months post-infusion with a mean FIX activity of 36.9 percent of normal, as measured by a one-stage aPTT-based clotting assay, compared to a mean FIX activity of 39.0 percent of normal at 26-weeks of follow-up. Etranacogene dezaparvovec was generally well-tolerated with over 80% of adverse events considered mild.

We expect that a BLA is to be submitted to the FDA and a MAA to the EMA in the first half of 2022.

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

In February, May, July, and December 2019, and in December 2020, we presented updated data from the Phase IIb dose-confirmation study of etranacogene dezaparvovec. The most recent data that we announced in December 2020 from the Phase IIb study of etranacogene dezaparvovec showed that all three patients experienced increasing and sustained FIX levels after a one-time administration of etranacogene dezaparvovec. Mean FIX activity was 44.2% of normal two years after administration, exceeding threshold FIX levels generally considered sufficient to significantly reduce the risk of bleeding events. The first patient achieved FIX activity of 44.7% of normal, the second patient was 51.6% of normal and the third patient was 36.3% of normal. The second and third patients had previously screen-failed and were excluded from another gene therapy study due to pre-existing neutralizing antibodies to a different AAV vector. At two years after dosing, two of the three participants remain free from bleeds and use of FIX replacement therapy. A single bleed has been reported in one participant, who has used a total of two FIX infusions (excluding surgery). All patients have remained free of prophylaxis in the two years since receiving etranacogene dezaparvovec.

The FDA has agreed that etranacogene dezaparvovec will fall under the existing Breakthrough Therapy Designation and IND for AMT-060 (our first-generation hemophilia B gene therapy), and the EMA has also agreed that etranacogene dezaparvovec will fall under the PRIME designation.

Intellectual Property for etranacogene dezaparvovec

In 2017, we acquired intellectual property from Professor Paolo Simioni (“Dr. Simioni”), a hemophilia expert at the University of Padua, Italy. The intellectual property includes U.S. Patent Number 9,249,405, (the “‘405 Patent”). The ‘405 Patent was subject to Inter Partes Review (“IPR”) proceedings at the Patent Trials and Appeal Board (“PTAB”) of the USPTO. Ultimately, the challenged claims of the ‘405 Patent were withdrawn but the unchanged claims remain in force. The ‘405 Patent thus covers compositions of FIX-Padua polypeptides (proteins), their therapeutic uses as well as nucleic acid sequences encoding FIX-Padua. The FIX Padua variant is a FIX protein carrying a leucine at the R338 position, often called the “FIX-Padua” or “Padua mutant”.

On May 29, 2018, the USPTO granted us a second patent, U.S. Patent Number 9,982,248, which covers methods of treating coagulopathies (bleeding disorders), including hemophilia B, using AAV-based gene therapy with nucleic acid encoding the hyperactive FIX Padua variant.

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

In Europe, European Patent 2337849 directed to a FIX polypeptide protein was withdrawn during opposition proceedings with the European Patent Office (“EPO”). In addition, EP 3252157, a refused divisional European patent application was withdrawn. We are still pursuing a European divisional patent application that was filed on May 14, 2019. Both in the U.S. and in Europe, we have pending divisional applications still in prosecution phases.

On May 11, 2021, Pfizer, Inc. filed three petitions at the USPTO seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “‘248 Patent”) and 10,465,180 (the “‘180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents. In August 2021, we filed our responses asking the USPTO to deny institution of the IPR proceedings. On November 17, 2021, the PTAB issued decisions granting institution on all three IPR proceedings. Our response to the petition is currently due to be filed on March 3, 2022.

Fabry disease program (AMT-191)

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

Our Development of AMT-191 for Fabry Disease

In September 2020, we selected a lead gene therapy candidate (AMT-191) for the treatment of Fabry disease to advance into Investigational New Drug-enabling studies (“IND-enabling studies”). The lead candidate is a one-time administered AAV5 gene therapy incorporating the GLA transgene. In preclinical studies comparing multiple product candidates, including constructs incorporating a modified alpha-N-acetylgalactosaminidase transgene (modNAGA), AMT-191 demonstrated the most robust and sustained increases in GLA activity.

In October 2021, we presented preclinical data for AMT-191 at the European Society of Gene and Cell Therapy (“ESGCT”), confirming efficiency and cross correction in a Fabry mouse model, with increased gamma-linolenic acid in the liver, kidney, heart, and brain and normalized lysoglobotriaosylceramide-3 levels in main target organs.

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

Our Development of AMT-130 for Huntington’s Disease

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. We are currently conducting a Phase I/II clinical trial for AMT-130 in the U.S. and a Phase Ib/II study in the EU. Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible. AMT-130 has received Orphan Drug and Fast Track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

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

On April 5, 2021, we announced the completion of enrollment of the low-dose cohort of the U.S. Phase I/II study of AMT-130. The low-dose cohort includes 10 patients, of which six patients received treatment with AMT-130 and four patients received Sham surgery. The U.S. Phase I/II clinical trial is a randomized, controlled, double-blinded, dose-escalation study of AMT-130.

On June 13, 2021, we announced the enrollment of the first two patients in the high-dose cohort of a U.S. Phase I/II study. The high-dose cohort is planned to include 16 patients, of which 10 patients will receive treatment with AMT-130 and six patients will receive Sham surgery. The initiation of patient enrollment in the high-dose cohort followed a meeting of the trial’s independent DSMB that reviewed safety data for the fully enrolled first cohort of 10 patients.

On December 16, 2021, we announced initial 12-month observations on the first four patients enrolled in the low-dose cohort of the U.S. Phase I/II study. Two of the four enrolled patients received AMT-130, and two patients received Sham surgery as a control. AMT-130 was generally well tolerated in the treated patients, with no serious adverse events related to AMT-130. NfL, a biomarker of injury in the brain, increased as expected immediately following the surgical procedure and returned to baseline in the treated patients. NfL remained relatively constant in the two untreated control patients. Structural magnetic resonance imaging did not reveal any clinically meaningful safety findings in either treated or control patients at one year of follow-up. Measurements of total and mutant HTT protein in the cerebral spinal fluid of the four patients were highly variable and inconclusive. As of December 31, 2021, 19 patients have been enrolled in the clinical trial to date, including nine of 16 in the high-dose cohort.

Also on December 16, 2021, we announced the initiation of patient screening in our 15 patient, open-label, Phase Ib/II study of AMT-130 in the EU, as well our plans to initiate a third cohort in the ongoing U.S. Phase I/II clinical trial. The third cohort, which will include up to 18 additional randomized patients receiving the higher dose, will explore the use of alternative stereotactic navigation systems to simplify placement of catheters for infusions of AMT-130.

Temporal Lobe Epilepsy Program (AMT-260)

Temporal Lobe Epilepsy Disease and Market Background

TLE affects approximately 1.3 million people in the U.S. and Europe alone, of which approximately 0.8 million patients are unable to adequately control acute seizures with currently approved anti-epileptic therapies. Patients with refractory TLE experience increased morbidity, excess mortality, and poor quality of life.

Our Development of AMT-260 for Temporal Lobe Epilepsy

AMT-260 is being developed based on exclusive licenses to certain patents obtained in 2020 from two French research institutions that continue to collaborate with us.

AMT-260 is a gene therapy using an AAV9 vector. The use of AAV9 to deliver any sequence that affects the expression of the GRIK 2 gene sequence in humans has been exclusively licensed from Regenxbio. Regenxbio provides contractually agreed research and development services up to the transfer of manufacturing activities to a designated contract manufacturer.

AMT-260, employs miRNA silencing technology to target suppression of aberrantly expressed kainate receptors in the hippocampus of patients with TLE.

In October 2021, we presented preclinical data for AMT-260 at the ESGCT. AMT-260 reduces the expression of GluK2 in cortical neurons, reduces epileptiform activity and hyperlocomotion in a preclinical model of epilepsy and blocks epileptiform discharges in organotypic slices from patients with TLE.

Parkinson’s Disease (AMT-210)

AMT-210 is our preclinical product candidate for the treatment of Parkinson’s disease, targeting alpha-synuclein as a potential treatment for Parkinson’s disease.

Parkinson’s disease is a progressive neurodegenerative disorder that leads to motor deterioration and debilitating non-motor symptoms. It is the second most common neurodegenerative disorder after Alzheimer’s disease, and no disease-modifying therapies are available.

Parkinson’s disease is believed to be caused through the presence of toxic alpha-synuclein aggregates, affecting dopaminergic circuits. AMT-210 is a one-time, brain-targeting AAV gene therapy incorporating uniQure’s miQURE gene silencing technology. It is designed to halt misfolded alpha-synuclein and subsequent fibril formation in familial and sporadic Parkinson’s disease patients.

Alzheimer’s Disease (AMT-240)

AMT-240 is our preclinical product candidate for the treatment autosomal dominant Alzheimer’s disease. Alzheimer’s disease is the most prevalent neurodegenerative disease, causing dementia and subsequent gradual loss of ability to function with disease progression. Apolipoprotein E (APOE) is believed to potentially be an important factor in the pathogenesis of Alzheimer’s disease. APOE consists of 3 major isoforms that are structurally and functionally different. The APOE4 isoform is believed to potentially be the largest risk factor to develop Alzheimer’s. In contrast to the toxic properties of APOE4, clinical case studies indicate a potentially protective role of other APOE variants.

AMT-240 is a one-time gene therapy using uniQure's miQURE gene-silencing technology to silence the toxic APOE variant, in combination with overexpressing a protective APOE variant as treatment for autosomal dominant Alzheimer’s disease patients.

Amyotrophic Lateral Sclerosis (AMT-160)

AMT-161 is our preclinical product candidate utilizing our miQURE gene silencing technology to target toxic C9ORF72 as a potential treatment for amyotrophic lateral sclerosis (ALS).

ALS is caused by degeneration of upper and lower motor neurons, resulting in muscle weakness and atrophy. This rapid progressive loss of motor neurons typically starts at mid-life and median survival from disease manifestation is no more than two to four years.

The most prevalent genetic defect causing ALS is a G4C2 hexanucleotide repeat expansion in the C9ORF72 gene, which acquires toxic properties resulting in degeneration starting in motor neurons in the spinal cord. AMT-161 is designed to be a one-time, intrathecally-administered AAV gene therapy using the miQURE silencing technology to target repeat-expanded C9ORF72 to lower toxic RNA aggregates and prevent dipeptide protein formation.

Spinocerebellar Ataxia, Type 3 (AMT-150)

After conducting a comprehensive review of our product candidates, we decided in December 2021 to deprioritize the preclinical development of AMT-150, shifting resources and focus to our other research programs.

BMS Partnered Research Programs

We and Bristol-Myers Squibb (“BMS”) entered into a collaboration and license agreement in May 2015 (“BMS CLA”). The BMS CLA provides BMS with exclusive access to our gene therapy technology platform for four targets primarily in cardiovascular diseases.

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

We dedicate significant effort to designing and screening novel AAV capsids with the potential for (i) higher biological potency; (ii) improved biodistribution including greater cell transduction and increased cellular specificity; and (iii) enhanced safety. We believe we have significant expertise in vector engineering and have created promising genetically engineered capsids using a “rational design” approach.

We are focusing our efforts on rationally engineering the AAV capsids to target them to specific cells and/or tissues. These engineered viruses contain antibody fragments or peptides that target them to specific tissues or cells and to diminish potential off target effects.

We work extensively on designing synthetic promoters with the potential of enabling higher levels of protein expression in specific tissue types. A “promoter” is an essential component of a gene therapy construct that controls expression of a therapeutic protein. Synthetic promoters, that do not exist in nature, are optimally tailored to drive gene expression at a desired level and specificity.

To further tailor and optimize gene therapies to address certain disorders we may also incorporate specific modifications into the transgenes of our gene therapy constructs. For example, we incorporated the Padua-FIX variant into our hemophilia B gene therapy to substantially increase the resulting FIX activity and potentially improve clinical outcomes. For other programs, such as our gene therapy construct for Fabry disease, we have also utilized modified transgenes with the goal of enhancing efficacy, durability, and safety, as well as expanding the access of gene therapies to patients with inhibitors.

We are developing methods for delivering multiple doses of a gene therapy to a patient using a combination of immune modulation and antibody neutralization. The ability to deliver multiple doses of an AAV to a patient could potentially increase our ability to deliver the correct dose of a virus to a patient and might enable us to re-administer our gene therapies to patients that have lost expression of a transgene.

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

We believe our integrated manufacturing capabilities provide us several potential advantages, including:

(1)	Know-how. Since our founding in 1998, we have invested heavily in developing optimized processes and methods to reliably and reproducibly manufacture AAV-based gene therapies at commercial scale. During this time, we have accumulated significant internal experience and knowledge of the underlying production technology and critical quality attributes of our products. These learnings have been essential in developing a modular, third generation production system that can be used to produce all our gene therapy products.
(2)	Flexibility. Controlling cGMP manufacturing allows us to rapidly adapt our production schedule to meet the needs of our business. By controlling our manufacturing, we do not rely on contract manufacturers, nor do we require costly and time-consuming technology transfers to third parties. Our facility is designed to commercially supply multiple products and are flexibly designed to accommodate expansion and scale up as our needs change.
(3)	Faster Path to Market. We believe our manufacturing platform enables us to rapidly produce new products for clinical investigation, minimize time between clinical phases and complete scale-up as product candidates advance into late-stage development and commercialization. For example, in transitioning our hemophilia B program from AMT-060 to AMT-061, we were able to rapidly demonstrate manufacturing comparability and produce clinical material for our ongoing Phase III pivotal study.
(4)	High Purity. The baculovirus system eliminates the risk of introducing mammalian cell derived impurities.
(5)	Scalability. We have demonstrated our manufacturing process is reproducible at volumes ranging from 2 liters to 500 liters and believe it is possible to achieve higher scale production with our insect-cell, baculovirus system.

(6)	Low Cost of Goods. We believe our ability to scale production has the potential to significantly reduce unit costs. Our manufacturing process also utilizes fully disposable components, which enables faster change-over times between batches and lower costs associated with cleaning and sterilization. Additionally, our production system does not require the use of plasmids, which can be a costly raw material.

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

As of December 31, 2021, our intellectual property portfolio included 105 issued patents (including 27 U.S. patents and 10 patents granted by the European Patent Office (“EPO”) and 120 pending patent applications (including 24 U.S. patent applications and 23 EPO patent applications.

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

Huntington’s disease (AMT-130)

We own two patent families directed to gene therapy treatment of Huntington’s disease, including with AMT-130. This miQURE gene silencing technology platform is designed to degrade disease-causing genes, without off-target toxicity, and induce silencing of the entire target organ through secondary exosome-mediated delivery.

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

National Institutes of Health—AAV5

In 2011, we entered into another license agreement with the NIH, superseding the 2007 agreement. This agreement was amended in 2016. Under this agreement, the NIH granted us an exclusive, worldwide license to patents relating to AAV5 for use in therapeutic products to be delivered to the brain or liver for treatment of human diseases originating in the brain or liver but excluding arthritis-related diseases, and a non-exclusive, worldwide license to patents relating to AAV5 for all other diseases. We refer to the products licensed under this agreement as AAV5 products. We may grant sublicenses under this agreement only with the NIH’s consent, which may not be unreasonably withheld. The last patent under this license expired in July 2021.

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

Technology Used for Specific Development Programs

Hemophilia B

Padua

On April 17, 2017, we entered into an Assignment and License Agreement with Dr. Simioni (the “Padua Assignment”). Pursuant to the Padua Assignment, we acquired from Dr. Simioni all right, title and interest in a patent family covering the variant of the FIX gene, carrying an R338L mutation (FIX-Padua; “Padua IP”). Under the Padua Assignment, we have also licensed certain know-how included in the Padua IP. We have provided Dr. Simioni with an initial license fee and reimbursement of past expenses. Under the agreement, additional payments may come due upon the achievement of certain milestone events related to the development of the Padua IP or as royalties on a percentage of certain revenues. We have granted a license of the Padua IP back to Dr. Simioni for therapeutic or diagnostic use of a modified Factor IX protein (other than in connection with gene therapy) and any application for non-commercial research purposes. We have agreed to indemnify Dr. Simioni for claims arising from our research, development, manufacture, or commercialization of any product making use of the Padua IP, subject to certain conditions. The Padua Assignment will remain in effect, unless otherwise terminated pursuant to the terms of the Padua Assignment, until the later of (i) the expiration date of the last of the patents within the Padua IP and (ii) the expiration of the payment obligations under the Padua Assignment.

St. Jude Children’s Research Hospital

In 2008, we entered into a license agreement with St. Jude Children’s Research Hospital (“St. Jude”), which we amended in 2012. Under this license agreement, St. Jude has granted us an exclusive license, with a right to sublicense, to patent rights relating to expression of hFIX in gene therapy vectors, to make, import, distribute, use, and commercialize products containing hFIX covered by a valid patent claim in the field of gene therapy for treatment or prophylaxis of hemophilia B. In addition, we have a first right of negotiation regarding any patent applications that are filed by St. Jude for any improvements to the patent rights licensed to us. The U.S. patent rights will expire in 2028 and the European patents will expire in 2025.

We have agreed to pay St. Jude a royalty equal to a low single-digit percentage of net sales, if any, by us or our sublicensees of products covered by the licensed patent rights, and a portion of certain amounts we receive from sublicensees ranging from a mid-single digit to a mid-teen double-digit percentage of such amounts. With respect to our collaboration with CSL Behring, we have agreed with St. Jude on an apportionment of certain amounts we receive from CSL Behring as sublicensing revenue that is equivalent to a low-single digit percentage of such amounts.

We have also agreed to pay St. Jude a one-time milestone of $5.0 million upon the BLA and MAA approval, and an annual maintenance fee creditable against royalties and milestones in the same year.

The agreement will remain in effect until no further payment is due relating to any licensed product under this agreement or either we or St. Jude exercise our rights to terminate it. St. Jude may terminate the agreement in specified circumstances relating to our insolvency. We may terminate the agreement for convenience at any time subject to a specified notice period.

Temporal Lobe Epilepsy

Regenxbio

In June 2020, Corlieve entered into an agreement, subsequently amended in June 2021, with Regenxbio for an exclusive (in the field of using AAV9 to expression of the GRIK 2 gene in humans (the “Field”)), sublicensable, royalty-bearing, worldwide license under Regenxbio’s interest in EU patent application 19185533.7 (the “Foreground Patents”) and related patents, as well as patents covering inventions developed during the collaboration and certain patents and know-how relating to AAV9 (the “Background Technology”). The license also includes non-exclusive rights to exploit the licensed Foreground Patents and certain related patents know-how developed in collaboration pursuant to the license agreement outside the Field. The license also includes retained and license back rights that permit Regenxbio and its upstream licensors to exploit for any research, development, commercialization, or other purposes certain patents, inventions and know-how (other than the Foreground Patents) subject to or created pursuant to the license agreement.

Payment obligations under the agreement provide for royalty payments on net sales in the mid-single digit to low-double digits, and milestone payments to Regenxbio in the mid-tens of millions of dollars related to clinical trials, commercialization, and net sales. The agreement also calls for sublicense fees in the low-double digit range. The royalty is paid on sales of license products using any of licensed patents or know-how for as long as the agreement is in effect. Royalty and milestone payments may continue to be owed under the license following termination of the agreement if licensed products are sold following termination of the license. Under the agreement, Corlieve has certain diligence obligations and Regenxbio has certain obligations related to the pre-clinical development of manufacturing technology.

Inserm Transfert

In January 2020, Corlieve entered into license agreement with Inserm Transfert SA (also acting as a delegate for the French National Institute of Health and Medical Research) and La societe SATT Aquitaine (the counterparties collectively referred to as “Inserm Transfert”). Under the license agreement, Corlieve is granted an exclusive, sublicensable, royalty-bearing, worldwide license under European Patent (“EP”) patent application 13306265.3 in the field of the prevention and treatment of epilepsy, and in Inserm Transfert’s share in EP patent application 19185533.7 (which is co-owned by Regenxbio) in the field of all human use. Corlieve also is granted a non-exclusive, sublicensable, royalty-bearing, worldwide license under certain know-how in the fields that may be developed by Inserm pursuant to the agreements. Under the agreements, Inserm retains certain rights for teaching, academic and/or research purposes.

Payment obligations under the agreements include a royalty on the net sales of license products in the low single digits, milestone payments associated with clinical trial and regulatory approval milestones of multiple licensed products totaling in the low-single digit millions of Euros. The agreement also calls for sublicense fees in the low to mid double-digit range depending on the timing of such sublicense. The obligation to pay royalties extends until the later of the expiration of the patent rights, any regulatory exclusivity period, and 10 years from the first commercial sale of a licensed product.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Pfizer, Freeline Therapeutics, Intellia Therapeutics, Sangamo Biosciences, Voyager Therapeutics, Passage Bio, Roche, PTC Therapeutics, Prilenia Therapeutics, Triplet Therapeutics, CombiGene, AvroBio, Caritas Therapeutics, and 4D Molecular Therapeutics.

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

Obtaining regulatory approvals and ensuring compliance with applicable statutes and regulatory requirements entails the expenditure of substantial time and financial resources, including payment of user fees for applications to the FDA. All our current product candidates are subject to regulation by the FDA as biologics. An applicant seeking approval to market and distribute a new biologic in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current Good Laboratory Practice regulations;
●	submission to the FDA of an IND application which allows human clinical trials to begin unless the FDA objects within 30 days; the sponsor of an IND or its legal representative must be based in the United States
●	approval by an independent institutional review board (“IRB”) and Institutional Biosafety Committee (“IBC”) before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s cGCP to establish substantial evidence of the safety and efficacy proposed biological product for each indication;

●	preparation and submission to the FDA of a BLA;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, as well as selected clinical trial sites and investigators to determine cGCP compliance;
●	approval of the BLA by the FDA, in consultation with an FDA advisory committee, if deemed appropriate by the FDA; and
●	compliance with any post-approval commitments, including Risk Evaluation and Mitigation Strategies (“REMS”), and post-approval studies required by the FDA.

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

Clinical trials involve the administration of the investigational biologic to human subjects under the supervision of qualified investigators in accordance with current GCP requirements, which includes requirements for informed consent, study conduct, and IRB review and approval. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of an IND. INDs include preclinical study reports, together with manufacturing information, analytical data, any available clinical data, or literature, and proposed clinical study protocols among other things. A clinical trial may not proceed in the United States unless and until an IND becomes effective, which is 30 days after its receipt by the FDA. The FDA may raise concerns or questions related to one or more components of an IND and place the IND on clinical hold if during its review the FDA determines that study subjects would be exposed to significant risk of illness or injury. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

The protocol and informed consent documents, as well as other subject communications must also be approved by an IRB that continues to oversee that trial. In the case of gene therapy studies, an IBC at the local level must also review and maintain oversight over the particular study, in addition to the IRB. The FDA, an IRB, and IBC, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or that research requirements are not being met. Information about certain clinical trials, including results, must be submitted within specific timeframes for listing on the ClinicalTrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA.

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

Regulation and FDA Guidance Governing Gene Therapy Products

The FDA has and continues to issue various guidance documents with respect to the development and commercialization of gene therapies. These include guidance on, among other things, the proper preclinical and nonclinical assessment of gene therapies; the chemistry, manufacturing, and controls; the design and conduct of clinical trials; the design and analysis of shedding studies for virus or bacteria based gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects and patients who have been exposed to gene therapies via long-term follow-up with associated regulatory reporting. The FDA has also issued guidance documents specific to gene therapies during the COVID-19 public health emergency, including one on manufacturing considerations and the conduct of risk assessments. FDA has further issued guidance focused on the development of gene therapies for the treatment of rare neurodegenerative diseases, rare diseases, and hemophilia, as such products may face special challenges.

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

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for drug or biologic candidates approved under accelerated regulations are subject to prior review by the FDA. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Submission of a BLA

The results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting a license to market the product for one or more indications. The submission of a BLA is subject to an application user fee, though products with orphan designation are exempt from the BLA filing fee. The sponsor of an approved BLA is also subject to annual program user fees. Orphan products may also be exempt from program fees provided that certain criteria are met. These fees are typically increased annually. Under the Prescription Drug User Fee Act (“PDUFA”) the FDA has agreed to specified performance goals in the review of BLAs.

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

The FDA may refuse to file an application and request additional information. In this event, the application must be refiled with the additional information. The refiled application is also subject to assessment of content before the FDA accepts it for review. Once the submission is accepted, the FDA begins an in-depth substantive review. The FDA will assign a date for its final decision for the product (the PDUFA action date) but can extend this date to complete review of a product application or to consider additional information submitted during the application review period. The PDUFA action date is only a goal, thus, the FDA does not always meet its PDUFA dates. Additionally, this review period may change as the PDUFA statute must be reauthorized by Congress by September 2022.

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

In addition to the above conditions of approval, the FDA also may require submission of a REMS to ensure that the benefits of the product candidate outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks. In guidance, FDA stated that during the review of a BLA for a gene therapy, it will assess whether a REMS is necessary. Several gene therapy products that have been approved by FDA have required substantial REMS, which included requirements for dispensing hospital and clinic certification, training, adverse event reporting, documentation, and audits and monitoring conducted by the sponsor, among other conditions. REMS, such as these, can be expensive and burdensome to implement, and burdensome for hospitals, clinics, and healthcare providers to comply with.

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

The FDA maintains a list of approved biological products, which is commonly referred to as the Purple Book. This list includes product names, the date of licensure, and any periods of regulatory exclusivity. Additionally, under a newly enacted statute related to biological product patent transparency, following the exchange of patent information between the biosimilar and reference product sponsor, the reference product sponsor must also provide the exchanged patent information and patent expiry dates to the FDA. The FDA then publishes this information in the Purple Book.

To increase competition in the drug and biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. By example, the FDA finalized a guidance to facilitate biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same bill also includes provisions with respect to shared and separate REMS programs.

Orphan Drug Exclusivity

Under the Orphan Drug Act of 1983, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for treatment of the disease or condition will be recovered from sales of the product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. With respect to gene therapies, the FDA has issued a specific guidance on how the agency interprets its sameness regulations. Specifically, whether two products are deemed to be the same by the FDA will depend on the products’ transgene expression, viral vectors groups and variants, and additional product features that may contribute to therapeutic effect. Minor product differences will not, generally, result in a finding that two products are different and there are some factors that FDA will consider on a case by case basis. Any of the FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

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

FDA Regulation of Companion Diagnostics and Other Combination Products

We may seek to develop companion diagnostics for use in identifying patients that we believe will respond to our gene therapies. Similarly, our product candidates may require delivery devices. A biologic product may be regulated as a combination product if it is intended for use in conjunction with a medical device, such as a drug delivery device or an in vitro diagnostic device. For combination products, the biologic and device components must, when used together, be safe and effective and the product labeling must reflect their combined use. In some cases, the medical device component may require a separate premarket submission. Moreover, clinical trial sponsors using investigational devices in their studies must comply with FDA’s investigational device exemption regulations. Once approved or cleared, the device component sponsor (or the combination product sponsor, if both components are covered by one application) must comply with the FDA’s post-market device requirements, including establishment registration, device listing, device labeling, unique device identifier, quality system regulation, medical device reporting, and reporting of corrections and removals requirements.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products, excluding orphan products provided that certain criteria are met. Regulatory authorities may withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to a product that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.

In addition, the distribution of prescription biopharmaceutical samples is subject to the Prescription Drug Marketing Act (the “PDMA”), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biopharmaceutical product. Certain reporting related to samples is also required and laws and regulations impose requirements to ensure accountability in distribution. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program and potential liability under anti-kickback and false claims laws.

Moreover, the enacted Drug Quality and Security Act (“DQSA”), imposes obligations on sponsors of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically. Sponsors must also verify that purchasers of the sponsors’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are also imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements before or after approval, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license or approval suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.

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

Anti-Kickback Provisions and other Fraud and Abuse Requirements

The federal Anti-Kickback Statute is a criminal statute that prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical industry members on the one hand and prescribers, purchasers, and formulary managers on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between the biopharmaceutical industry and federal healthcare program beneficiaries. There are certain statutory exceptions and regulatory safe harbors to the Anti-Kickback Statute protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce or reward prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, of 2010, as amended, (the “ACA”) modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a per se false or fraudulent claim for purposes of the federal civil False Claims Act. The Department of Health and Human Services (“HHS”) recently promulgated a regulation with respect to the safe harbors that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) Pharmacy Benefit Manager (“PBM”) rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of-sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor. Recent legislation delayed implementation of this portion of the rule until January 1, 2026, and further proposed legislation would permanently prohibit implementation of the rule beginning in 2026.

The federal Civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction, or civil judgment for violating the FCA may result in exclusion from federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires sponsors to submit certified pricing information to Centers of Medicare and Medicaid Services (“CMS”). The Medicaid Drug Rebate statute requires sponsors to calculate and report price points, which are used to determine Medicaid manufacturer rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, sponsors must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For certain products, including those approved under a BLA (including biosimilars), the Veterans Health Care Act (the “VHCA”) requires sponsors to calculate and report to the Department of Veterans Affairs (“VA”) a different price called the Non-Federal Average Manufacturer Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price (“FCP”). Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires sponsors to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create risk of submitting false information to the government, potential FCA liability and exclusion from certain of these programs.

The VHCA also requires sponsors of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects companies to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires sponsors participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the sponsor’s reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance, adjudicate overcharge claims against sponsors by the purchasing entities, and impose civil monetary penalties for instances of overcharging.

The federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for healthcare benefits, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

In addition, as part of the ACA, the federal government enacted the Physician Payment Sunshine Act. Manufacturers of drugs biologics and devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) are required to annually report to CMS certain payments and other transfers of value made to or at the request of covered recipients, which are physicians (as defined under the Social Security Act), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwifes licensed in the U.S. and U.S. teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family. Payments made to principal investigators and research institutions at teaching hospitals for clinical trials are also included within this law. Reported information is made publicly available by CMS. Failure to submit required information may result in civil monetary penalties. If not preempted by this federal law, several states currently also require reporting of marketing and promotion expenses, as well as gifts and payments to healthcare professionals and organizations. State legislation may also prohibit gifts and various other marketing related activities or require the public posting of information. Certain states also require companies to implement compliance programs.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH Act”), and their respective implementing regulations impose certain requirements on covered entities relating to the privacy, security, and transmission of protected health information. Among other things, the HITECH Act, and its implementing regulations, made HIPAA’s security standards and certain privacy standards directly applicable to “business associates,” defined as persons or organizations, other than members of a covered entity’s workforce, that create, receive, maintain, or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate sponsors’ use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require sponsors to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases that impose reporting requirements on biopharmaceutical companies. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens. Such laws also typically impose significant civil monetary penalties for each instance of reporting noncompliance that can quickly aggregate into the millions of dollars.

If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business.

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

Coverage, Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state, and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers and independent non-profit healthcare research organizations such as the Institute for Clinical and Economic Review are also increasingly challenging the prices charged for medical products and services and examining the medical necessity, budget-impact, and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider a product to be cost-effective compared to other available therapies and/or the standard of care, they may not cover the product after approval as a benefit under their plans or, if they do, measures including prior authorization and step-throughs could be required, manufacturer rebates may be negotiated or required and/or the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. federal and state governments and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. In this regard, for example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capital Gross Domestic Product-adjusted (“GDP-adjusted”) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (“OECD”) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. While this rule now has been rescinded, government negotiation of certain Medicare drug pricing continues to be the focus of recent proposed legislation. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Failure of the Joint Select Committee on Deficit Reduction to reach required deficit reduction goals triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. While President Biden previously signed legislation to eliminate this reduction through the end of 2021, recent legislation will restart the reductions, which will thereafter remain in effect through 2031 unless additional congressional action is taken. Adoption of additional healthcare reform controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payers choose to provide low coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Decisions regarding whether to cover any of our products, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Coverage policies, third party reimbursement rates and drug pricing regulation may change at any time. In particular, the ACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Multiple other current and proposed legislative and regulatory efforts require and likely will in the future require payment of increased manufacturer rebates and implement mechanisms to reduce drug prices. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Regulation in the European Union

Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the United States. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trial Regulation EU 536/2014 (“CTR”), which replaced the current Clinical Trials Directive 2001/20/EC, as amended (“CTD”), on January 31, 2022, provides a system for the approval of clinical trials in the European Union via (in the case of the CTD) implementation through national legislation of the member states. The CTR is directly applicable in all member states without the need for national implementation. Whilst, for trials conducted in only one  country, approval has to be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted before cross-border trials within the EU, it is possible to make a single harmonized electronic submission and have a single assessment process for clinical trials conducted in multiple member states. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application (“CTA”), which must be supported by an investigational medicinal product dossier with supporting information prescribed by the CTD and corresponding national laws of the member states and further detailed in applicable guidance documents. In the case of Advanced Therapy Investigational Medical Products (“ATIMPs”) consisting of or containing Genetically Modified Organisms (“GMOs”), as is the case for uniQure’s products, an additional approval for the environmental and biosafety aspects of the use and release of the GMO is required by the GMO competent authorities and GMO directives have been implemented in different ways by Member States; either following the directive for “Contained use” (Directive 2009/41/EC) or “deliberate release” (Directive 2001/18/EC). This results in some EU member states, the GMO application must be approved before the Clinical Trial Application (CTA) is submitted, in some after approval of the CTA and in some parallel.

The sponsor of a clinical trial, or its legal representative, must be based in the European Economic Area (“EEA”). European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report. Under the CTR, member states may dispense with the requirement for a legal representative for a non-EU resident sponsor provided there is a contact person based in the EEA.

Under the CTR, the introduction of a new databased called the Clinical Trial Information System (“CTIS”), requires sponsors to upload and submit all data, including initial clinical trial application data and documentation, to the CTIS, with such data being publicly available, with few exceptions. This means data transparency throughout the development process with the onus on sponsors to protect patient confidentiality at the point of submission.

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

In the MAA the applicant must properly and sufficiently demonstrate the quality, safety, and efficacy of the drug. Guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs have been issued and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance will effectively be necessary to gain and maintain approval for any of our product candidates. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days after receipt of a valid application subject to clock stops during which the applicant deals with EMA questions.

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

Human Capital Resources

As of December 31, 2021, we had a total of 463 employees, 250 of whom are based in The Netherlands, 206 in the United States of America, and seven in other European countries. As of December 31, 2021, 142 of our employees had an M.D. or Ph.D. degree, or the foreign equivalent. During 2017, we established a works council in the Netherlands. None of our employees are subject to collective bargaining agreements or other labor organizations. We believe that we have good relations with all our employees and with the works council in the Netherlands.

Our values are to:

●	Be passionate about the patient;
●	Act with integrity and respect;
●	Take ownership and act with urgency;
●	Collaborate for success;
●	Innovate every day; and
●	Focus relentlessly on quality.

Development of our culture is reflected as part of our annual corporate goals. We invest in numerous learning opportunities focused on individual, management and team development and other initiatives to support our employees and build our culture. In 2021 we initiated activities to coordinate our various ongoing activities and initiatives within an environmental, social and governance (“ESG”) framework.

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

Risks Related to the Current Covid Pandemic

Our business, operations, human resources and supply chain have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.

On March 11, 2020, the WHO declared the ongoing outbreak of Covid a pandemic. The Covid pandemic is affecting the United States and global economies and has affected and may continue to affect our operations and those of third parties on which we rely. The Covid pandemic has caused and may continue to cause disruptions in our raw material supply, our commercial-scale manufacturing capabilities for AAV-based gene therapies, the development of our product candidates, employee productivity and the conduct of current and future clinical trials. In addition, the Covid pandemic has affected and may continue to affect the operations of the FDA, EMA, and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130, the evolving Covid pandemic has impacted the pace of enrollment and procedures in our clinical trials, as well as caused challenges in scheduling follow-up visits and managing other aspects of our clinical trials. We may in the future be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff may no longer be able to get to the clinic due to restrictions or illness. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of Covid patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the Covid pandemic, and federal, state, and local public health measures designed to mitigate the spread of the virus, have impacted, and could continue to negatively impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the Covid pandemic is difficult to assess or predict, the impact of the Covid pandemic on global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. The ultimate impact of the Covid pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these negative effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on whom we rely.

Global supply chains have been disrupted, causing shortages, which could further impact our clinical trials. This disruption of our employees, distributors and suppliers has historically impacted and may continue to impact our future operating results. Additionally, to the extent that inspections of facilities by governmental authorities are required, the review of our marketing applications or supplements may further be delayed as regulatory authorities, such as FDA, have significantly limited facility inspections during the pandemic.

We may also be subject to further laws, regulations, guidelines, executive orders and other requirements at the federal, state and local levels related to the pandemic, which we may be required to undertake or that we choose to undertake. Any such requirements or guidelines that we adopt could have a material impact on our business operations.

Risks Related to the Development of Our Product Candidates

None of our product candidates have been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any significant revenue from product sales and may never be profitable.

All of our product candidates are in research or development. We have not generated any revenues from the sale of products or manufacturing of a product for a third party and do not expect to generate any such revenue before 2022, at the earliest. Our product candidates including AMT-130 and any of our other potential product candidates will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. For example, we experienced an immaterial but unexpected delay when our clinical trials of etranacogene dezaparvovec were placed on clinical hold by the FDA from December 2020 to April 2021, following a preliminary diagnosis of hepatocellular carcinoma in one patient. We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all. A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
●	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	delays in obtaining or failure to obtain required IRB and IBC approval at each clinical trial site;
●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, or our interpretation of data from preclinical studies and clinical trials or a finding that a product candidate’s benefits do not outweigh its safety risks;
●	recommendations from DSMBs to discontinue, pause, or modify the trial;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;

●	difficulty or delays in patient recruiting into clinical trials or in the addition of new investigators;
●	the impact of the COVID-19 pandemic on the healthcare system or any clinical trial sites;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon product development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with manufacturing product candidates that meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including to pay substantial application user fees;
●	occurrence of serious adverse events or other undesirable side effects associated with a product candidate that are viewed to outweigh its potential benefits;
●	disagreements with regulatory authorities regarding the interpretation of our clinical trial data and results, or the emergence of new information about or impacting our product candidates;
●	determinations that there are issues with our manufacturing facility or process; or
●	changes in regulatory requirements and guidance, as well as new, revised, postponed, or frozen regulatory requirements (such as the forthcoming EU Clinical Trials Regulation), that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

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

Any inability to successfully initiate or complete preclinical and clinical development could result in additional costs to us or impair our ability to receive marketing approval, to generate revenues from product sales or obtain regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, including changes in the vector or manufacturing process used, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. It is also possible that any such manufacturing or formulation changes may have an adverse impact on the performance of the product candidate. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may materially harm our business, financial condition, and results of operations.

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

Our manufacturing facility in Lexington is subject to ongoing regulation and periodic inspection by the FDA, EU member state, and other regulatory bodies to ensure compliance with current cGMP requirements. Moreover, before approving a BLA for any product candidate, the FDA will inspect our manufacturing facility and processes. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

Failure to comply with applicable regulations could also result in the FDA, EU member state, or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating or recommending product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions, among other outcomes. Poor control of production processes can also lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing and that could have an adverse effect on clinical studies, or patient safety or efficacy. Moreover, if our manufacturing facility is not able to follow regulatory requirements, we may need to implement costly and time-consuming remedial actions. Any of the foregoing could materially harm our business, financial condition, and results of operations.

Moreover, if we are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, our development program and eventual commercial prospects will be harmed. If we cannot produce an adequate amount of our product candidates in compliance with the applicable regulatory requirements, we may need to contract with a third party to do so, in which case third party manufacturers may not be available or available on favorable terms. The addition of a new manufacturer may also require FDA, EMA, EU and other regulatory authority approvals, which we may not be able to obtain.

Gene therapies are complex and difficult to manufacture. We could experience capacity, production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business.

The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all of our manufacturing processes, that may result in delays in regulatory approvals or otherwise adversely affect our ability to manufacture sufficient amounts of our products.

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

The manufacture of our AAV gene therapies, including etranacogene dezaparvovec, is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In the past, we have manufactured certain batches of product candidates, intended for nonclinical, clinical and process validation purposes that have not met all of our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates we will need to complete the validation of our manufacturing processes, and we may need to develop and validate new or larger scale manufacturing processes. If we are unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes, to meet our production needs, to file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

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

The process of obtaining marketing approval for our product candidates in the United States, the European Union, and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities may also be delayed in completing their review of any marketing applications submitted by us or our partners.  By example, due to the ongoing COVID-19 pandemic, regulatory authorities may not be able to complete the pre-approval inspections that are required for approval of a marketing application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical, or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

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

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the United States, there have been a number of recent changes relating to gene therapy development. By example, FDA issued a number of new guidance documents, and continues to issue guidance documents, on human gene therapy development, one of which was specific to human gene therapy for hemophilia, one that was specific to neurodegenerative diseases, and another of which was specific to rare diseases. Moreover, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources, and ultimately result in rejection. The FDA, EMA, and other regulatory authorities will likely continue to revise and further update their approaches to gene therapies in the coming years. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

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

Additionally, regulatory criteria with respect to orphan products is evolving, especially in the area of gene therapy. By example, in the United States, whether two gene therapies are considered to be the same for the purpose of determining clinical superiority was recently updated via a final guidance document specific to gene therapies, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Depending on the products, whether two products are ultimately considered to be the same may be determined by FDA on a case by case basis, making it difficult to make predictions regarding when FDA might be able to make an approval of a product effective and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our product candidates will be deemed to be the same as another product or product candidate is uncertain.

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

If we do not obtain or maintain periods of market exclusivity, we may face competition sooner than otherwise anticipated. For instance, in the United States, this could mean that a competing biosimilar product may be able to submit an application to the FDA and obtain approval either as a biosimilar to one of our products or even as an interchangeable product. This may require that we undertake costly and time-consuming patent litigation, to the extent available, or defend actions brought by the biosimilar applicant for declaratory judgment. If a biosimilar product does enter the market, it is possible that it could be substituted for one of our product candidates, especially if it is available at a lower price.

It is also possible that, at the time we obtain approval of our product candidates, regulatory laws and policies around exclusivities may have changed. For instance, there have been efforts to decrease the United States period of exclusivity to a shorter timeframe. Future proposed budgets, international trade agreements and other arrangements or proposals may affect periods of exclusivity.

If any of our product candidates receive regulatory approval, we and/or our partners will be subject to extensive regulatory requirements. Failure to fulfill and comply with the applicable regulatory requirements could result in regulatory enforcement actions that would be detrimental to our business.

Following any regulatory approval, the FDA and the EMA may impose certain post-approval requirements related to a product. Specifically, any approved products will be subject to continuing and comprehensive regulation concerning the product’s design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution.  Regulatory authorities may also require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Failure to comply with any of these requirements could result in regulatory, administrative, or other enforcement action, that would be detrimental to our business.

For instance, the FDA and other government agencies closely regulate the post-approval marketing and promotion of approved products, including off-label promotion, industry-sponsored scientific and educational activities, and the Internet and social media.  Approved products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Failure to comply with regulatory promotional standards could result in actions being brought against us by these agencies.

Moreover, if a company obtains FDA approval for a product via the accelerated approval pathway, the company would be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. An unsuccessful post-marketing study or failure to complete such a study could result in the expedited withdrawal of the FDA’s marketing approval for a product.

Changes to some of the conditions established in an approved application, including changes in labeling, indications, manufacturing processes or facilities, may require a submission to and approval by the FDA or the EMA, as applicable, before the change can be implemented. A New Drug Application (“NDA”)/BLA or MAA supplement for a new indication typically requires clinical data similar to that in the original application. The applicable regulatory authorities would review such supplement using similar procedures and actions as in reviewing NDAs/BLAs and MAAs.

Adverse event reporting and submission of periodic reports is required following marketing approval. Regulatory authorities may withdraw product approvals or request product recalls, as well as impose other enforcement actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

In addition, the manufacture, testing, packaging, labeling, and distribution of products after approval will need to continue to conform to cGMPs. Drug and biological product manufacturers and certain of their subcontractors are subject to periodic unannounced inspections by the FDA or the EMA for compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.

Where we partner with third parties for the development, approval, and marketing of a product, such third parties will be subject to the same regulatory obligations as we will.  However, as we will not control the actions of the applicable third parties, we will be reliant on them to meet their contractual and regulatory obligations.  By example, the decisions associated with regulatory approvals and filings for AMT-061 will largely be controlled by CSL Behring, and we will not have final decision making authority in that regard.  Accordingly, actions taken by any of our partners could materially and adversely impact our business.

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

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Public and medical community adoption of any of our gene therapies will also depend on factors including the ease of administration in comparison to other therapeutics.  By example, the need for complex surgeries for the administration of a product candidate may impact the acceptance of a product.

In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product and product candidates, prescribing treatments that involve the use of our product and product candidates, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Pfizer, Freeline Therapeutics, Intellia Therapeutics, Sangamo Biosciences, Voyager Therapeutics, Passage Bio, Roche, PTC Therapeutics, Prilenia Therapeutics, Triplet Therapeutics, CombiGene, AvroBio, Caritas Therapeutics, and 4D Molecular Therapeutics.

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

Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide for which medications they will pay and, subsequently, establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures and negotiating or requiring payment of manufacturer rebates. Increasingly, third party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications. Additionally, in the United States and some foreign jurisdictions, pending or potential legislative and regulatory changes regarding the healthcare system and insurance coverage could result in more rigorous coverage criteria and downward pressure on drug prices, and may affect our ability to profitably sell any products for which we obtain marketing approval. For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation (“MFN”) payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita GDP-adjusted price of any non-U.S. member country of the OECD with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. While this rule now has been rescinded, government negotiation of certain Medicare drug pricing continues to be the focus of recent proposed legislation.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a gain in the current year and incurred significant losses in prior years and expect to incur losses over the next several years and may never achieve or maintain profitability.

We had a gain of $329.6 million in the year ended December 31, 2021, and incurred losses of $125.0 million in 2020 and $124.2 million in 2019. As of December 31, 2021, we had an accumulated deficit of $455.1 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2022 primarily from the $462.4 million payments we collected from CSL Behring in May 2021 as well as the $55.0 million we expect to collect from CSL Behring in 2022. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. Our gain was materially impacted by the amount of license revenue that we recognized as a result of the Closing of the transaction under the CSL Behring Agreement.

We anticipate that our expenses will increase substantially as we:

●	advance the clinical development of AMT-130, for our Huntington’s disease gene therapy program;
●	advance multiple research programs related to gene therapy candidates targeting liver-directed and CNS diseases;
●	continue to expand our employee base to support research and development, as well as general and administrative functions;
●	acquire or in-license rights to new therapeutic targets or product candidates;
●	continue to expand, enhance, and optimize our technology platform, including our manufacturing capabilities, next-generation viral vectors and promoters, and other enabling technologies;
●	maintain, expand, and protect our intellectual property portfolio, including in-licensing additional intellectual property rights from third parties; and
●	make potential future milestone payments related to the acquisition of Corlieve, if any.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our 2021 Restated Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

As of December 31, 2021, we had $100.0 million of outstanding principal of borrowings under the 2021 Restated Facility, which we are required to repay in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under our existing debt could result in an event of default and acceleration of amounts due. Under the 2021 Restated Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets, or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

Risks Related to Other Legal Compliance Matters

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians, other practitioners, and third-party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable anti-bribery laws, including the Foreign Corrupt Practices Act, as well as fraud and abuse and other US and international healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would be able to market, sell and distribute any products for which we obtain marketing approval.

Efforts to ensure that our business arrangements with third parties will comply with applicable laws and regulations could involve substantial costs. If our operations, or the activities of our collaborators, distributors or other third-party agents are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs and the curtailment or restructuring of our operations. The costs associated with any of these actions could be substantial and could cause irreparable harm to our reputation or otherwise have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, Congress subsequently has extended the period over which these reductions are in effect. While President Biden previously signed legislation temporarily to eliminate this reduction through the end of 2021, recent legislation will restart the reductions, which will thereafter remain in effect through 2031 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on pricing and the reimbursement our customers may receive for our products, and increased manufacturer rebates. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 117th U.S. Congress and under the Biden Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

While we have experienced and addressed system failures, cyber-attacks, and security breaches in the past, we have not experienced a system failure, accident, cyber-attack, or security breach that has resulted in a material interruption in our operations to date. In the future, such events could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets, data, or other proprietary information or other similar disruptions. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product and product candidates could be delayed.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives, technical staff, and other employees and to attract, retain and motivate qualified personnel.

Our future growth and success will depend in large part on our continued ability to attract, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. We are highly dependent on hiring, training, retaining and motivating key personnel to lead our research and development, clinical operations, and manufacturing efforts. Although we have entered into employment agreements with our key personnel, each of them may terminate their employment on short notice. We do not maintain key person insurance for any of our senior management or employees.

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

The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business may be harmed and our growth strategy may be limited.

Additionally, we are reliant on our employees, contractors, consultants, vendors and other parties with whom we have relationships to behave ethically and within the requirements of the law.  The failure of any employee or other such third parties to act within the bounds of the applicable laws, regulations, agreements, codes and other requirements, or any misconduct or illegal actions or omissions by such persons, could materially damage our business.

Risks Related to Our Ordinary Shares

The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through February 23, 2022, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on February 23, 2022, was $15.70 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 50.4% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as at December 31, 2021. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares we qualified as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016 but not for 2017 through 2021. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

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

In December 2021, we entered into a new lease for an additional facility in Lexington, Massachusetts, United States of approximately 13,501 square feet of space. The lease is expected to commence in the second half of 2022, is set for seven years starting from the rent commencement date and is non-cancellable. The lease is renewable for one five-year term.

In February 2022, we also entered into a new lease for an additional facility in Lexington, Massachusetts, United States of approximately 12,716 square feet. The lease is expected to commence in the second half of 2022 and is set for a non-cancellable period of seven years and four months. The lease is renewable for one five-year term.

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

We believe that our existing facilities, combined with the new facilities in Lexington, are adequate to meet current needs and that suitable alternative spaces will be available in the future on commercially reasonable terms.

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

4.Not to take certain other specified actions aimed at changing or influencing the Board, management, or control of the uniQure N.V.

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

Issuer Share Repurchases

We did not make any purchases of our ordinary shares during the year ended December 31, 2021. Our affiliates made purchases of our ordinary shares as described in “Unregistered Sales of Equity Securities” above.

Holders

As of February 23, 2022, there were approximately seven holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Share Performance Graph

The following graph compares the performance of our ordinary shares (“QURE”) for the periods indicated with the performance of the NASDAQ Composite Index (“˄IXIC”) and the Nasdaq biotechnology index (“˄NBI”). This graph assumes an investment of $100 after market close on December 31, 2016 in each of our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index, and assumes reinvestment of dividends, if any. The performance of our ordinary shares shown on the graph below is not necessarily indicative of the future performance of our ordinary shares. This graph is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Reserved

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

Overview

We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including product candidates for the treatment of hemophilia B, which effective May 6, 2021, we licensed to CSL Behring pursuant to the CSL Behring Agreement (as defined below), and Huntington’s disease. We believe our technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our AAV-based gene therapies in our own facilities with a proprietary, commercial-scale, cGMP-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Business developments

Below is a summary of our recent significant business developments:

Acquisition of Corlieve Therapeutics

On June 21, 2021, we entered into a SPA to acquire all of outstanding ordinary shares of Corlieve. The transaction closed on July 30, 2021. On the Acquisition Date, we acquired 97.7% of the outstanding ordinary shares of Corlieve in return for EUR 44.9 million ($53.3 million as of the Acquisition Date). As contractually required in the SPA, we acquired the remaining outstanding ordinary shares on February 9 2022. We recorded a liability related to these Mandatorily Redeemable Shares for an amount of EUR 0.7 million ($0.9 million) as of the Acquisition Date. We financed the Corlieve Transaction from cash on hand.

In addition to the payments to acquire 100% of the outstanding ordinary shares Corlieve’s former and remaining shareholders are eligible to receive up to EUR 35.8 million (or $40.6 million as of December 31, 2021) upon the achievement of development milestones through Phase I/II and EUR 143.1 million (or $162.3 million as of December 31, 2021) upon the achievement of milestones associated with Phase III development and obtaining approval to commercialize AMT-260 in the United States of America and the European Union. We may elect to pay up to 25% of such milestone payments through the issuance of our ordinary shares. We recorded a EUR 20.2 million ($24.0 million) liability related to these contingent consideration payments as of the Acquisition Date.

Total consideration of EUR 65.8 million ($78.1 million), which consisted of the cash paid upon the Acquisition Date, the payment for the Mandatorily Redeemable Shares and the contingent consideration payments, was allocated to identifiable intangible assets related to the IPR&D Intangible Asset. The IPR&D Intangible Asset’s fair value has been determined at EUR 53.6 million ($63.6 million) as of the Acquisition Date. We also recognized a EUR 13.4 million ($15.9 million as of the Acquisition Date) deferred tax liability in relation to this IPR&D Intangible Asset. The total consideration in excess of the net assets acquired was EUR 23.9 million ($28.4 million as of the Acquisition Date) and was allocated to goodwill.

CSL Behring commercialization and license agreement

On June 24, 2020, uniQure biopharma B.V., a wholly owned subsidiary of uniQure N.V., entered into the CSL Behring Agreement with CSL Behring pursuant to which CSL Behring will receive exclusive global rights to etranacogene dezaparvovec, the Product.

The transaction became fully effective on May 6, 2021, one day after the waiting period under the HSR Act expired on May 5, 2021.

CSL Behring is responsible for the development and commercialization of the Product. We agreed to complete the validation of the current manufacturing process as well as to the development and validation of a next generation manufacturing process. We will be entitled to receive a development milestone payment if we complete these activities in accordance with an agreed development plan and timeline. CSL Behring is responsible for global regulatory submissions and commercialization requirements for the Product.  Certain clinical development and regulatory activities performed by us are reimbursed by CSL Behring.

On the Signing Date, we and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring at an agreed-upon price commensurate with the SSP. We will be responsible to supply the Product until such time that these capabilities may be transferred to CSL Behring or its designated contract manufacturing organization.

Following the closing of the CSL Behring Agreement, we recorded $462.4 million, including a $450.0 million upfront cash payment, as license revenue. Upon closing, we contractually owed to our licensors $15.5 million of the upfront payment received from CSL Behring.

We are eligible to receive more than $0.3 billion in regulatory, development, and first commercial sale milestones, $1.3 billion in additional commercial milestones, and tiered double-digit royalties of up to a low-twenties percentage of net product sales arising from the collaboration. As of December 31, 2021, we accrued revenue of $55.0 million related to milestone payments we expect to receive under the CSL Behring Agreement following the submissions of a BLA to the FDA and a MAA to the EMA, which are expected to be submitted during the first half of 2022.

Hemophilia B program – Etranacogene dezaparvovec (AMT-061)

In June 2018, we initiated our Phase III HOPE-B pivotal trial of etranacogene dezaparvovec. The trial is a multinational, multi-center, open-label, single-arm study to evaluate the safety and efficacy of etranacogene dezaparvovec.

In March 2020, we completed dosing of the 54 patients in the HOPE-B trial. Following a pre-BLA submission meeting with the FDA on June 4, 2021, the primary endpoint has been determined as a non-inferiority analysis of ABR at 18-months after the administration (approximately 52 weeks after steady-state is achieved).

On December 9, 2021, we announced the achievement of the pre-specified primary endpoint of non-inferiority in annualized bleeding rate (“ABR”) 18-months following administration compared to baseline Factor IX (“FIX”) prophylactic therapy in the HOPE-B Study. The study also successfully achieved a secondary endpoint demonstrating statistical superiority in reduction of ABR compared to baseline FIX prophylactic therapy. ABR for all bleeds after stable FIX expression, assessed at 18 months, was 1.51 compared with the ABR of 4.19 for the lead-in period of at least six months, achieving the primary non-inferiority endpoint and a secondary superiority endpoint (p=0.0002) in the HOPE-B Study. ABR for investigator-adjudicated FIX-treated bleeds was 0.83 compared with lead-in ABR of 3.65 (p<0.0001).  All participants continued to demonstrate durable, sustained increases in FIX activity at 18-months post-infusion with a mean FIX activity of 36.9 percent of normal, as measured by a one-stage activated partial thromboplastin time-based (“aPTT-based”) clotting assay, compared to a mean FIX activity of  39.0 percent of normal at 26-weeks of follow-up. Etranacogene dezaparvovec was generally well-tolerated with over 80% of adverse events considered mild.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. We are currently conducting a Phase I/II clinical trial for AMT-130 in the U.S. and a Phase Ib/II study in the EU. Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible. AMT-130 has received Orphan Drug and Fast Track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

On April 5, 2021, we announced the completion of enrollment of the low-dose cohort of the U.S. Phase I/II study of AMT-130.  The low-dose cohort includes 10 patients, of which six patients received treatment with AMT-130 and four patients received Sham surgery. The U.S. Phase I/II clinical trial is a randomized, controlled, double-blinded, dose-escalation study of AMT-130.

On June 13, 2021, we announced the enrollment of the first two patients in the high-dose cohort of a U.S. Phase I/II study. The high- dose cohort is planned to include 16 patients, of which 10 patients will receive treatment with AMT-130 and six patients will receive Sham surgery. The initiation of patient enrollment in the high-dose cohort followed a meeting of the trial’s independent DSMB that reviewed safety data for the fully enrolled first cohort of 10 patients.

On December 16, 2021, we announced initial 12-month observations on the first four patients enrolled in the low-dose cohort of the U.S. Phase I/II study. Two of the four enrolled patients received AMT-130, and two patients received Sham surgery as a control. AMT-130 was generally well tolerated in the treated patients, with no serious adverse events related to AMT-130. NfL, a biomarker of injury in the brain, increased as expected immediately following the surgical procedure and returned to baseline in the treated patients. NfL remained relatively constant in the two untreated control patients. Structural magnetic resonance imaging did not reveal any clinically meaningful safety findings in either treated or control patients at one year of follow-up. Measurements of total and mutant HTT protein in the cerebral spinal fluid of the four patients were highly variable and inconclusive. As of December 31, 2021, 19 patients have been enrolled in the clinical trial to date, including nine of 16 in the high-dose cohort.

Also on December 16, 2021, we announced the initiation of patient screening in our 15 patient, open-label, Phase Ib/II study of AMT-130 in the EU, as well our plans to initiate a third cohort in the ongoing U.S. Phase I/II clinical trial. The third cohort, which will include up to 18 additional randomized patients receiving the higher dose, will explore the use of alternative stereotactic navigation systems to simplify placement of catheters for infusions of AMT-130.

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

On December 1, 2020, we and BMS amended the BMS CLA (“amended BMS CLA”). For a period of one-year from the effective date of the amended BMS CLA, BMS was able to replace up to two of the four active Collaboration Targets with two new targets in the field of cardiovascular disease. We are entitled to receive up to $217.0 million for each of the four Collaboration Targets if defined milestones are achieved, as well as royalties on net sales associated with any Collaboration Target. On December 17, 2020, BMS designated one of the four Collaboration Targets as a candidate to advance into IND-enabling studies entitling us to receive a $4.4 million research milestone payment. We recorded the $4.4 million as License Revenue in the twelve-month period ended December 31, 2020.

The amended BMS CLA did not extend the initial research term. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) either (A) three years after the last replacement target has been designated by BMS during the one-year replacement period following the amended BMS CLA effective date or (B) three years if no replacement targets are designated during this one-year period and BMS continues to reimburse us for these services.

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

The amended BMS CLA also terminated two warrants to increase BMS ownership in the Company up to 19.9% through purchasing a specific number of our ordinary shares following the designation of a seventh, and a tenth Collaboration Target, respectively. We and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to the earlier of (i) December 1, 2026 and (ii) BMS’ delivery of a target cessation notice for all four Collaboration Targets, uniQure (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds. We have not consummated any change of control transaction as of December 31, 2021 that would obligate us to make a payment to BMS.

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

BMS also continues to be subject to a lock up pursuant to the Investor Agreement for as long as BMS holds more than 4.9% of our ordinary shares (as of December 31, 2021 BMS holds 5.2%). Without our prior consent, BMS may not sell or dispose any of its current ordinary shares.

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

We have recognized license revenues associated with the amortization of the non-refundable upfront payment and target designation fees we received from BMS in accordance with the BMS CLA. We evaluated our outstanding performance obligation following the amendment of the BMS CLA on December 1, 2020 and determined that our remaining performance obligation related to license revenues is immaterial. We updated our measure of progress accordingly and amortized the remaining balance of unrecognized revenue as of November 30, 2020. We recorded no such license revenue for the year ended December 31, 2021. In accordance with the amended BMS CLA, we continue to be eligible to receive research, development, and regulatory milestone payments as well as sales milestone payments and royalties for each of the four active Collaboration Targets if defined milestones are achieved in relation to the license to our technology and know-how. We will recognize revenue from these payments when earned or as sales occur.

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

On January 29, 2021, we and Hercules entered into the 2021 Amended Facility. Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”) increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, we drew down $35.0 million of the Tranche B. Advances under Tranche B bore interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance of $70.0 million and all accrued but unpaid interest on advances under Tranche B was due on June 1, 2023. The back-end fee in respect of advances under the 2021 Amended Facility ranged from 1.65% to 6.85%, depending on the repayment date. In addition to Tranche B, the 2021 Amended Facility also extended the interest only payment period of the previously funded $35.0 million term loan (“Tranche A”) from January 1, 2022 to June l, 2023.

On December 15, 2021, we and Hercules amended and restated the 2021 Amended Facility (“2021 Restated Facility”). Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility with a total outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. We drew down an additional $30.0 million, resulting in total principal outstanding as of December 31, 2021 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period is extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, we owe a back-end fee of 4.85% of the outstanding debt. We are required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. We continue to owe a $2.5 million back-end fee related to the 2021 Amended Facility which is due on June 1, 2023.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement.

In March and April of 2021, we issued 921,730 ordinary shares at a weighted average price of $33.52 per ordinary share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses.

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

Effective May 29, 2021, Massachusetts lifted all industry restrictions, with the exceptions of remaining face-covering requirements for all public and private transportation systems and facilities housing vulnerable populations, and capacity has been increased to 100% for all industries. Furthermore, the state of emergency was lifted on June 15, 2021. Implementation of adequate cleaning and hygiene protocols are still encouraged. We have implemented a mandatory Covid PCR testing protocol in our Lexington facility effective February 2021 that requires employees to have tested negative for Covid prior to entering the facility. Effective April 2021, we implemented a policy whereby no employee or contractor may enter the Lexington facility unless they are either: (i) fully vaccinated; or (ii) have taken an approved test for Covid and obtained a negative result. All employees that are not essential employees, however, will continue to work remotely until at least June 30, 2022 to reduce the spread of Covid within the facility. As a result, we have been operating our Lexington facility with attendance significantly below 100% capacity.

From November 1, 2021, employees were expected to be required to work on-site at our Amsterdam office at least one day a week under our new remote working policy. However, the Company adjusted the policy for Dutch government updates. Between November 12, 2021 and the filing date of this Form 10-K the Dutch government continuously updated the Covid-related measures to mitigate the impact of the latest Covid variant. We continue to comply with these measures, which amongst others is recommended to work from the office no more than half the time for nonessential employees.

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

2021 Financial Highlights

Key components of our results of operations include the following:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Total revenues	$524,002	$37,514	$7,281
Cost of contract revenue	(24,976)	—	—
Research and development expenses	(143,548)	(122,400)	(94,737)
Selling, general and administrative expenses	(56,290)	(42,580)	(33,544)
Net income / (loss)	329,589	(125,024)	(124,201)

As of December 31, 2021, we had cash and cash equivalents of $556.3 million (December 31, 2020: $244.9 million). We had a net income of $329.6 million in 2021, and a net loss of $125.0 million in 2020 and a net loss of $124.2 million in 2019. As of December 31, 2021, we had an accumulated deficit of $455.1 million (December 31, 2020: $784.7 million). We recorded net income in the year ended December 31, 2021 as a result of closing the CSL Behring transaction on May 6, 2021.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our assumptions, estimates and judgments, including those related to what we believe to be our critical accounting policies.

We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions, judgments or estimates. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors.

We consider the following to be our critical accounting policies and estimates:

●	ASC 805 Business Combinations in relation to the IPR&D Intangible Asset and Contingent Consideration recorded in relation to the Corlieve business combination;
●	ASC 606 Revenue from Contracts with Customers as it relates to the recognition of revenue including the CSL Behring milestones in relation to the CSL Behring Agreements;
●	ASC 740 Income Taxes as it relates to the Dutch valuation allowance and the U.S. valuation allowance; and
●	ASC 606 Revenue from Contracts with Customers as it relates to recognition of License Revenue in relation to amended BMS CLA.

Business combination

The preparation of our consolidated financial statements for the year ended December 31, 2021, required us to analyze the accounting treatment for the Corlieve Transaction.

In connection with this analysis, we first applied a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. We analyzed whether the acquired inputs and processes that have the ability to create outputs would meet the definition of a business and determined that the screen test was not met. In the event the screen test had been met, we would have been required to account for the Corlieve Transaction as an asset acquisition. In this case, among others, we would not have recorded any goodwill and expensed all identifiable intangible assets without alternative future use in accordance with ASC 805, Business Combinations.

We identified various licenses that combined with the results of the research and development activities conducted in relation to AMT-260 since formation of Corlieve in 2019 constitute an IPR&D Intangible Asset. The IPR&D Intangible Asset was measured at its fair value as of the Acquisition Date. The fair value of EUR 53.6 million ($63.6 million) of the IPR&D Intangible Asset accounted for 83.4% of the identifiable assets included within the screen test as of the Acquisition Date.

We calculated the fair value of the IPR&D Intangible Asset using a present value model based on expected cash flows. Estimating the amounts and timing of cash flows required to complete the development of AMT-260 as well as net sales, cost of goods sold, and sales and marketing costs involved considerable judgment and uncertainty. The expected cash flows are materially impacted by the probability of successfully completing the various stages of development (i.e., dosing of first patient in clinical trial, advancing into late-stage clinical development and obtaining approval to commercialize the product candidate) as well as the weighted average cost of capital of 10.4% used to discount the expected cash flows.

We developed the estimated probabilities of successfully completing the various stages of development using data from external studies regarding average likelihoods of completing these stages of development. We increased the probability for the TLE-program to advance into clinical development derived from such external studies from 33% to 40%. Following the completion of certain studies management in late October 2021 designated a lead candidate for the program and based on data from external studies subsequently increased the likelihood to advance into clinical development to 55%. Application of this probability as of the Acquisition Date would have changed the outcome of the screen test and we would have been required to treat the Corlieve Transaction as an asset acquisition. If all other assumptions and estimates remained unchanged this would have required us to expense any identifiable intangible assets without alternative future use. However, the outcome of the screen test would not have been altered for as long as the probability of advancing into clinical development remained below 43%.

We derived the weighted average cost of capital of 10.4% from external market data for a selected peer group of companies. We included a 0.2% country risk premium related to the European markets in our weighted average cost of capital. Not including this risk premium would not have changed the outcome of the screen test. Changing the outcome of the screen test would have required a reduction of the weighted average cost of capital by 0.5%. This would have required us to expense all identifiable intangible assets without an alternative future use.

The determination of the fair values of assets acquired and liabilities assumed has been completed as of December 31, 2021. The IPR&D Intangible Asset is accounted for as indefinite-lived intangible asset and is measured at the fair value of the incomplete research project acquired as of the Acquisition Date. The IPR&D Intangible Asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and is not amortized. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on an estimate of its remaining useful life. In case of abandonment, the IPR&D Intangible Asset would be written-off.

As of the Acquisition Date we recorded contingent consideration related to amounts potentially payable to Corlieve’s former shareholders. The amounts payable in accordance with the SPA are contingent upon realization of certain milestones associated with the TLE research program. Contingent consideration was measured at fair value at the Acquisition Date with changes in fair value recognized in the consolidated statements of operations in research and development expenses.

Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated milestones and the discount rate used to estimate the fair value of the liability:

●	We believe that as of December 31, 2021 it is not reasonably possible that changes in market interest rate or our credit profile would change the discount rate in a manner that would result in a material change of the fair value of the contingent liability. Any increase in the discount rate would reduce the fair value of the contingent consideration liability whereas any decrease in the discount rate would increase the fair market value of the contingent consideration liability.
●	Similarly, we do not believe that as of December 31, 2021 it is reasonably possible that a change in development timelines and accordingly the timing of milestone payments would result in a material change of the fair value of the contingent liability. An achievement of a milestone at a later than currently expected date would reduce the fair value of the contingent consideration liability whereas an achievement at an earlier than currently expected date would increase the fair value of the contingent consideration liability.
●	We initially recorded the contingent consideration liability on the Acquisition Date assuming a 40% probability of advancing the TLE research program into clinical development. We developed this estimate using data from an external study regarding the average likelihood of advancing into clinical development at a certain stage or preclinical development. Following the designation of a lead candidate by us in late October 2021 we subsequently increased the probability to 55% and consequently recorded a $5.8 million loss within research and development expenses in the year ended December 31, 2021, to increase the fair value of the contingent consideration liability accordingly. The fair value of the contingent consideration liability as of December 31, 2021 amounts to $29.5 million. If as of December 31, 2021 we had assumed TLE was certain (i.e. 100% probability) to advance into clinical development, then the fair value of the contingent consideration liability would have increased to $47.0 million. If as of December 31, 2021 we had assumed that we would discontinue development of the TLE program, then we could have released the contingent consideration liability to income.

Revenue recognition related to CSL Behring milestones

On June 24, 2020 (the “Signing Date”) we entered into the CSL Behring Agreement. The transaction became effective on May 6, 2021 (“Closing”).

As of Closing, we identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License Sale”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

We determined that the fixed upfront payment of $450.0 million and the $12.4 million that we received in relation to the Additional Covenants should be allocated to the License Sale. In addition, we concluded that variable milestone payments, sales milestone payments and royalties should be allocated to the License Sale performance obligation as well. We determined that the License Sale was completed on May 6, 2021, when we transferred the license and CSL Behring assumed full responsibility for the development and commercialization of the Product. Upon the Closing, we evaluated the amounts of potential payments and the likelihood that the payments will be received. We utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since we cannot control the achievement of regulatory and first commercial sales milestones, we concluded that all potential payments were constrained as of Closing. We determined that we would recognize revenue related to these payments, only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. We will include payments related to sales milestones in the transaction price when their achievement becomes probable, and we will include royalties on the sale of Product once these have been earned.

We determined that achievement of a total of $55.0 million of milestone payments related to the submissions of a BLA and MAA is probable as of the time of filing this Annual Report on Form 10-K and hence recorded these as license revenue in the year ended December 31, 2021. In making this determination we considered that after Closing we believe to successfully have completed the validation of our manufacturing process for the Product in December 2021 and that CLS Behring announced the accomplishment of the primary clinical endpoint for the Product in December 2021.

We continue to believe that the achievement of first-sales milestones of $175.0 million are not probable as of the date of the filing of this Annual Report on Form 10-K as these milestones require regulatory approvals, as well as a sale of Product by CSL Behring. Additionally, the first sale milestone in a major European country needs to be achieved prior to a contractually agreed date.

Valuation allowance related to Dutch and U.S. deferred tax assets

We are subject to corporate taxes in the Netherlands. We have been incurring net operating losses in accordance with the corporate tax laws in almost all years since we founded our business. As of December 31, 2020, the total amount of net operating losses carried forward under the Dutch tax regime was $588.2 million.

As of December 31, 2020 we reassessed the need for a full valuation allowance in conjunction with entering into the CSL Behring Agreement. The effectiveness of the transactions contemplated by the CSL Behring Agreement was contingent on completion of review under antitrust laws in the United States, Australia, and the United Kingdom. Regulatory approval in the United States had not occurred at the time of filing our Annual Report on Form 10-K for the year ended December 31, 2020. At that time we weighed all available positive and negative evidence, including future income projections from the CSL Behring Agreement, and concluded that it was not more likely than not that the deferred tax assets will not be realized. Accordingly, we continued to record a full valuation allowance as of December 31, 2020 in the Netherlands. As of December 31, 2020, our valuation allowance amounted to $150.1 million (2019: $109.9 million). If we had determined that it had been more likely than not that the deferred tax asset would be realized, then we could have recorded up to $61.9 million of deferred tax income in the year ended December 31, 2020 from releasing our valuation allowance and would have recorded deferred tax income for the same amount in the year ended December 31, 2021 from utilizing the deferred tax asset on closing of the CSL Behring transaction in May 2021.

We are also subject to corporate taxes in the United States. While our operations in the United States had initially been incurring net operating tax losses, our subsidiary in the United States generated taxable income in the fiscal years 2018, 2019 and 2020. Based on the design of our worldwide operations, we determined as of December 31, 2020 that we expect to continue to generate taxable income in the United States. during the foreseeable future and therefore determined that it had become more likely than not that our United States deferred tax assets will be realized. Accordingly, we recorded $16.4 million of deferred tax income in the year ended December 31, 2020 from releasing the full valuation allowance against our net deferred tax assets in the United States. We generated taxable income in the United States during the year ended December 31, 2021 and therefore continue to expect that it is more likely than not that our United States deferred tax assets will be realized. We would be required to record deferred tax expense to recognize a valuation allowance on a portion of or possibly even our full U.S. deferred tax asset of $19.9 million as of December 31, 2021 if we would expect not to meet the above threshold.

Revenue recognition in accordance with the amended BMS CLA

In May 2015, we entered into a collaboration and license agreement and various related agreements with BMS, which we collectively refer to as the BMS CLA, which provided BMS with exclusive access to our gene therapy technology platform for the research, development and commercialization of therapeutics aimed at up to ten targets in cardiovascular and other diseases.

On December 1, 2020, we and BMS amended the BMS CLA. For a period of one-year from the effective date of the amended BMS CLA, BMS was able to replace up to two of the four then active Collaboration Targets with two new targets in the field of cardiovascular disease. However, BMS was no longer entitled to add up to six additional Collaboration Targets.

During the year ended December 31, 2020 we evaluated the impact the amendment of the BMS CLA had in relation to our performance obligation related to:

-	providing access to our technology and know-how in the field of gene therapy as well as actively contributing to the target selection, the collaboration as a whole, the development during the target selection, the pre-clinical and clinical phase through participating in joint steering committee and other governing bodies (“License Revenue”)

We did not identify any new distinct performance obligations and determined the amended BMS CLA did not represent a separate contract in accordance with ASC 606. We evaluated the effect the modification had on our measure of progress towards the completion of our performance obligation in relation to License Revenue and recognized the remaining unrecognized License Revenue as of November 30, 2020.

The amount of services we expected to provide was significantly impacted by the number of Collaboration Targets that we estimated BMS would pursue. Based on this we concluded that our remaining performance obligation was immaterial as of December 1, 2020 and adjusted our measure of progress accordingly. As such we recognized the remaining balance of unrecognized License Revenue as of November 30, 2020 of $27.8 million in profit and loss during the year ended December 31, 2020 as License Revenue from a related party.

Recent Accounting Pronouncement Not Yet Effective

ASU 2021-10: Government Assistance

In November 2018, the FASB issued ASU 2021-10, Government Assistance (Topic 832) which discusses the requirements for disclosures related to transactions with a government. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The new disclosure requirements will require disclosures around 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and 3) significant terms and conditions of the transactions, including commitments and contingencies. An entity should apply the updates prospectively or retrospectively. We currently include information on government grants and do not expect this amendment to have a material impact on our consolidated financial statements.

Results of Operations

The following table presents a comparison of the twelve months ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Total revenues	$524,002	$37,514	$7,281	$486,488	$30,233
Operating expenses:
Cost of contract revenues	(24,976)	—	—	(24,976)	—
Research and development expenses	(143,548)	(122,400)	(94,737)	(21,148)	(27,663)
Selling, general and administrative expenses	(56,290)	(42,580)	(33,544)	(13,710)	(9,036)
Total operating expenses	(224,814)	(164,980)	(128,281)	(59,834)	(36,699)
Other income	12,306	3,342	1,888	8,964	1,454
Other expense	(876)	(1,302)	(2,028)	426	726
Income / (loss) from operations	310,618	(125,426)	(121,140)	436,044	(4,286)
Non-operating items, net	22,188	(16,017)	(3,061)	38,205	(12,956)
Income / (loss) before income tax expense	$332,806	$(141,443)	$(124,201)	474,249	(17,242)
Income tax expense	(3,217)	16,419	—	(19,636)	16,419
Net income / (loss)	$329,589	$(125,024)	$(124,201)	$454,613	$(823)

Revenue

BMS

We recognize collaboration revenues associated with Collaboration Target-specific pre-clinical analytical development and process development activities that are reimbursable by BMS under the BMS CLA and the amended BMS CLA as well as other related agreements. Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied.

We recognized license revenues associated with the amortization of the non-refundable upfront payment and target designation fees we received from BMS in 2015 until December 1, 2020. We evaluated our outstanding performance obligation following the amendment of the BMS CLA on December 1, 2020 and determined that our remaining performance obligation is immaterial. We updated our measure of progress accordingly and amortized the remaining balance of unrecognized revenue as of December 1, 2020. In accordance with the amended BMS CLA, we continue to be eligible to receive research, development, and regulatory milestone payments as well as sales milestone payments and royalties for each of the four active Collaboration Targets if defined milestones are achieved in relation to the license to our technology and know-how. We will recognize revenue from these payments when earned or as sales occur.

CSL Behring

Following the Closing of the CSL Behring agreement, we recognize license revenue related to the License Sale of the global rights to the Product. We determined that our performance obligation related to the License Sale was satisfied on Closing and recognized $462.4 million license revenue. We will recognize additional license revenue in relation to the License Sale when it becomes probable that regulatory and sales milestone events will be achieved as well as when royalties on sales of Product have been earned. We determined that as of the filing date of this Form 10-K, achievement of a total of $55.0 million of payments related to the submission of a BLA and MAA for the Product was probable and accordingly recorded license revenue in relation to these milestone payments.

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

Our revenue for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year ended December 31,
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
License revenue	$517,400	$37,319	$4,988	$480,081	$32,331
Collaboration revenue	6,602	195	2,293	6,407	(2,098)
Total revenues	$524,002	$37,514	$7,281	$486,488	$30,233

We recognized $517.4 million, $37.3 million, and $5.0 million of license revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The license revenue recognized in 2021 of $517.4 million resulted from the fixed upfront payment of $450.0 million, the $12.4 million we received in relation to the Additional Covenants allocated to License sale that we recognized after the Closing of the CSL Behring Agreement on May 6, 2021 as well as a total of $55.0 million of payments related to the CSL Behring Agreement BLA and MAA submission milestones that we consider probable as of the filing of these financial statements. We did not recognize any license revenue related to the CSL Behring Agreement during the years ended December 31, 2020 and 2019.

The increase in license revenue in 2020 of $32.2 million compared to 2019 primarily resulted from $27.8 million of license revenue that we recognized as of December 1, 2020 from the amended BMS CLA as well as $4.4 million research milestone payment that we recorded in December 2020 following the designation by BMS of one of the four Collaboration Targets as a candidate to advance into IND-enabling studies.

We recognized $6.6 million, $0.2 million, and $2.3 million of collaboration revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in collaboration revenue in 2021 of $6.4 million compared to 2020 was primarily related to the revenues related to FTE recharges of $2.4 million recognized from the CSL Behring Agreement and $4.2 million recognized from the amended BMS CLA. The decrease in collaboration revenue in 2020 of $2.1 million compared to 2019 was primarily related to the reduction of activities between the termination of the initial research term under the BMS CLA in May 2019 and the amendment in December 2020.

Cost of Contract revenues

We expense contract fulfillment costs associated with license revenue recognized under the CSL Behring Agreement as costs of contract revenues. These expenses primarily consist of payments we owe to our licensors in relation to license payments we received from CSL Behring. We incurred $25.0 million of such cost in the year ended December 31, 2021. We did not incur such costs in the years ended December 31, 2020 and 2019.

Research and development expenses

We expense R&D as incurred. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel, and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services as well as the continued development of Product between the Signing Date and Closing;
●	payments related to identifiable intangible assets without an alternative future use;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of Corlieve.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	Etranacogene dezaparvovec (hemophilia B). We have incurred costs related to the research, development, and production of etranacogene dezaparvovec for the treatment of hemophilia B. In June 2018, we initiated a pivotal study. We completed enrollment of the lead-in phase of the pivotal study in September 2019 and dosed a total of 54 patients between January 2019 and March 2020. Following the completion of dosing we initiated activities related to the preparation of marketing authorization applications in the U.S. and EU, as well as other related undertakings. During 2020 and up to the Closing of the CSL Behring Agreement we also incurred costs related to the preparation of a BLA and MAA and for commercialization of the Product. We also incurred costs for manufacturing development. After the Closing, CSL Behring is responsible for the clinical and regulatory development and commercialization of the Product;
●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and have been incurring costs related to our Phase I/II trial since February 2019. Since 2021, we have also incurred costs related to our Phase Ib/II clinical trial in Europe;
●	Preclinical research programs. We incurred costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and

●	Technology platform development and other related research. We incurred significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions, and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing, or cost of the development of any of our product candidates involves considerable judgment due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

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

Research and development expenses for the year ended December 31, 2021 were $143.5 million, compared to $122.4 million and $94.7 million for the years ended December 31, 2020 and 2019, respectively. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Year ended December 31,
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Etranacogene dezaparvovec (AMT-060/061)	$8,738	$21,458	$16,853	$(12,720)	$4,605
Huntington's disease (AMT-130)	10,529	6,905	4,126	3,624	2,779
Programs in preclinical development and platform related expenses	9,758	6,518	5,710	3,240	808
Total direct research and development expenses	$29,025	$34,881	$26,689	$(5,856)	$8,192

Employee and contractor-related expenses	55,725	41,694	34,030	14,031	7,664
Facility expenses	18,796	17,390	15,181	1,406	2,209
Disposables	14,679	10,203	8,765	4,476	1,438
Share-based compensation expense	12,822	11,995	8,094	827	3,901
Fair value changes related to contingent consideration	6,683	—	—	6,683	—
Other expenses	5,818	6,237	1,978	(419)	4,259
Total other research and development expenses	$114,523	$87,519	$68,048	$27,004	$19,471

Total research and development expenses	$143,548	$122,400	$94,737	$21,148	$27,663

Direct research and development expenses

Hemophilia B (AMT-060/061)

In the years ended December 31, 2021, 2020 and 2019, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. During 2020 and up to the Closing of the CSL Behring Agreement we also incurred costs related to the preparation of a BLA and MAA and for commercialization of the Product. We also incurred costs for Manufacturing Development. After the Closing, CSL Behring is responsible for the clinical and regulatory development and commercialization of the Product. Direct research and development expenses related to clinical development incurred in the year ended December 31, 2021 are presented net of reimbursements due from CSL Behring.

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

Huntington disease (AMT-130)

In the years ended December 31, 2021 and 2020, our external costs for the development of Huntington’s disease were primarily related to the execution of our Phase I/II clinical trial in the United States as well as the preparation of a Phase I/IIb clinical trial in Europe. In the year ended December 31, 2019, our external costs for the development of Huntington’s disease were primarily related to the preparation of our Phase I/II clinical trial in the United States.

Preclinical programs & platform development

In the year ended December 31, 2021, we incurred $9.8 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of SCA3 (AMT-150), Fabry disease (AMT-191) and temporal lobe epilepsy (AMT-260), as well as various other research programs and technology innovation projects.

In the year ended December 31, 2020, we incurred $6.5 million of costs related to related to our preclinical activities for product candidates including Hemophilia A (AMT-180), SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects compared to $5.7 million in 2019. These expenses for the year ended December 31, 2020 and 2019 include costs related to our product candidate for Hemophilia A (AMT-180), which was deprioritized in June 2020.

Other research & development expenses

●	We incurred $55.7 million in employee and contractor expenses in the year ended December 31, 2021 compared to $41.7 million in 2020 and $34.0 million in 2019. Our cost increased in 2021 by $14.0 million compared to 2020 as a result of the recruitment of personnel to support the preclinical and clinical development of our product candidates. For the same reason our costs increased by $7.7 million in 2020 compared to 2019;
●	We incurred $18.8 million in operating expenses and depreciation expenses related to our rented facilities in the year ended December 31, 2021 compared to $17.4 million in 2020 and $15.2 million in 2019. The increase in 2021 compared to 2020 of $1.4 million primarily related to the expansion of Amsterdam facility. The increase in 2020 compared to 2019 of $2.2 million primarily relates to extending and expanding (as of June 2019) the lease of our Lexington facility;
●	We incurred $14.7 million in disposables costs in the year ended December 31, 2021 compared to $10.2 million in the year ended December 31, 2020 and $8.8 million in the year ended December 31, 2019 related to miscellaneous other costs we incurred as a result of expanding our organization;
●	We incurred $12.8 million in share-based compensation expenses in the year ended December 31, 2021 compared to $12.0 million in 2020 and $8.1 million in 2019. The increase in 2021 compared to 2020 of $0.8 million was primarily driven by grants to newly recruited personnel offset by share-based compensation expenses recorded in relation to the termination of one of our executives in 2020. The increase in 2020 compared to 2019 of $3.9 million was driven primarily by grants to newly recruited personnel as well as share-based compensation expenses recorded in relation to the termination of one of our executives;
●	We incurred $6.7 million of expenses for the year ended December 31, 2021 related to an increase in the fair value of contingent consideration associated with the Corlieve Transaction, compared to nil for the same periods in 2020 and 2019; and
●	We incurred $5.8 million in other expenses in the year ended December 31, 2021 compared to $6.2 million in 2020 and $2.0 million in 2019. The decrease in 2021 compared to 2020 of $0.4 million is a combination of not incurring any expenses related to license payments without an alternative future use like in 2020 ($3.4 million) offset by various increases, including increases in professional fees as a result of expanding the organization and to support the cGMP validation of our Lexington facility. The increase in 2020 compared to 2019 of $4.2 million primarily relates to a $3.4 million expense recorded in 2020 related to license payments that have no alternative future use.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs include employee expenses as well as professional fees related to the preparation of a commercial launch of etranacogene dezaparvovec and advisory fees related to obtaining the CSL Behring Agreement.

Selling, general and administrative expenses for the year ended December 31, 2021 were $56.3 million, compared to $42.6 million and $33.5 million for the years ended December 31, 2020 and 2019, respectively.

●	We incurred $16.0 million in personnel and contractor expenses in 2021 compared to $13.6 million in 2020 and $10.5 million in 2019. The increase of $2.4 million in 2021 compared to 2020 was primarily related to the recruitment of personnel; and the increase of $3.1 million in 2020 compared to 2019 was primarily driven by an increase in personnel and contractor related expenses to support our growth;
●	We incurred $12.8 million of share-based compensation expenses in 2021 compared to $9.8 million in 2020 and $9.4 million in 2019. The increase in 2021 compared to 2020 of $3.0 million was primarily related to the increase in awards granted, including those to newly recruited personnel and the increase in 2020 compared to 2019 of $0.4 million was also primarily driven by the increase in awards granted including those to newly recruited personnel;

●	We incurred $9.4 million in professional fees in 2021 compared to $8.0 million in 2020 and $6.0 million in 2019. We regularly incur accounting, audit and legal fees associated with operating as a public company. Additionally, in the years ended December 31, 2021 and December 31, 2020, we incurred professional fees in relation to our licensing transaction with CSL Behring and our acquisition of Corlieve; and
●	We incurred $5.1 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the year ended December 31, 2021, compared to nil in the same period in 2020 and 2019.

Other items, net

We recognized $3.0 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with a settlement agreement that the Company and VectorY B.V. entered into in April 2021 in the year ended December 31, 2021, compared to no such income for the same periods in 2020 and 2019.

We recognized $2.6 million in other income of employee retention credit under the U.S. CARES Act in the year ended December 31, 2021, compared to no such income for the same periods in 2020 and 2019.

In 2021, we recognized $5.3 million in income related to payments received from European authorities to subsidize our research and development efforts in the Netherlands compared to $1.9 million in 2020 and $0.7 million in 2019.

Other income for the years ended December 31, 2021, 2020 and 2019 also includes income from the subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Other non-operating items, net

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We issued warrants to Hercules in 2013 and to BMS in 2015. We recognize changes in the fair value of these warrants within other non-operating (losses) / gains. Following the termination of the BMS warrants on December 1, 2020, we no longer recognize changes in the fair value of these warrants within other non-operating (losses) / gains. As of the same date, we recognized a derivative financial liability related to the CoC-payment. Following the exercise of the warrants by Hercules in February 2019 we no longer recognize changes in the fair value of these warrants within other non-operating (losses) / gains.

Our non-operating items, net, for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year ended December 31,
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Interest income	$162	$938	$3,547	$(776)	$(2,609)
Interest expense	(7,474)	(3,825)	(3,810)	(3,649)	(15)
Foreign currency gains / (losses), net	29,660	(13,613)	(268)	43,273	(13,345)
Other non-operating (losses) / gains, net	(160)	483	(2,530)	(643)	3,013
Total non-operating income / (loss), net	$22,188	$(16,017)	$(3,061)	$38,205	$(12,956)

We recognized $0.2 million interest income in 2021, $0.9 million in 2020 and $3.5 million in 2019. Our interest income decreased in 2021 by $0.7 million compared to 2020 and in 2020 decreased by $2.6 million compared to 2019 due to a reduction in market interest rates during 2020.

We recognized $7.5 million interest expense in 2021, $3.8 million in 2020 and $3.8 million in 2019. Our interest expense in 2021 primarily increased by $3.6 million compared to 2020 due to the additional $35.0 million we drew down on our loan facility from Hercules in January of 2021. Our interest expense in 2020 was unchanged compared to 2019 as our outstanding debt remained unchanged.

In 2021, we recognized a net foreign currency gain of $29.7 million related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, compared to a net loss of $13.6 million in 2020 and a net loss of $0.3 million in 2019.

In 2021, we recognized a $0.2 million net loss within Other non-operating (losses) / gains related to an increase in the fair value market value of derivative financial liability related to the CoC-payment, compared to a net gain of $0.5 million in 2020 and a net loss of $2.5 million in 2019. The increase in the fair market value of the derivative financial liability in 2021 primarily related to unwinding the discounting of the potential CoC-payment. The changes in 2020 compared to 2019 result from a $3.1 million gain that we recognized related to fair value changes of the BMS warrants (compared to $2.5 million loss in 2019), which includes an $0.8 million gain that we recognized related to the termination of the BMS warrants in December 2020, and a loss of $2.6 million to recognize the derivative financial liability for the CoC-payment on December 1, 2020.

Income tax

We recognized $3.2 million of deferred tax expenses in 2021, compared to $16.4 million of deferred tax income in 2020 and $0.0 million in 2019. Deferred tax expense recorded in 2021 results from the consumption of net operating tax losses by our U.S. entity as well as deferred tax expense resulting from the release of valuation allowance for the tax benefit of share issuance costs within the Netherlands. Deferred tax income recorded in 2020 results from the release of the valuation allowance recorded for our net deferred tax assets by our U.S. entity. We did not record changes in valuation allowances in 2019.

Financial Position, Liquidity and Capital Resources

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $559.4 million, which include payments received from CSL Behring following the Closing. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. We believe that our cash and cash equivalents will fund our operations into the first half of 2025 assuming achievement of $230.0 million related to BLA and MAA submissions as well as first commercial sales milestones under the CSL Behring Agreement. Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2021, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $100.0 million, with $8.0 million payable within 12 months. Future interest payments and financing fees associated with the loan total $35.6 million, with $8.0 million payable within 12 months. We are contractually required to repay the $100.0 million in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of December 31, 2021, we had fixed lease payment obligations of $65.2 million, with $6.7 million payable within 12 months. The fixed lease payment obligations include payments owed under signed lease arrangements that are expected to commence in 2022.

Commitments related to Corlieve acquisition (nominal amounts)

In relation to the Corlieve Transaction, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the SPA. As of December 31, 2021, our commitment amount is $229.1 million. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain with the exception of a payment we made in February 2022 to acquire the remaining outstanding shares as well as certain payments for post-acquisition services in 2022. These payments are owed in Euro and have been translated at the foreign exchange rate as of December 31, 2021, of $1.13/€1.00. As of December 31, 2021, we expect these obligations will become payable between 2022 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Commitments related to licensors and financial advisors

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch) or as a result of collecting payments related to our License Sale to CSL Behring. We also owe payments to a financial advisor related to any payments we will collect under the CSL Behring Agreement.

The table below summarizes our consolidated cash flow data for the years ended December 31:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$247,680	$380,726	$237,342
Net cash generated from / (used in) operating activities	287,959	(134,828)	(98,684)
Net cash used in investing activities	(67,387)	(9,484)	(6,647)
Net cash generated from financing activities	94,858	7,444	248,821
Foreign exchange impact	(3,757)	3,822	(106)
Cash, cash equivalents and restricted cash at the end of period	$559,353	$247,680	$380,726

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Holding N.V. in 1998. As a result of receiving the upfront payment upon Closing of the CSL Behring Agreement, we generated $288.0 million cash flows from operating activities during the year ended December 31, 2021. We recorded net income of $329.6 for the year ended December 31, 2021, and a net loss of $125.0 million in 2020, and a net loss of $124.2 million in 2019. As of December 31, 2021, we had an accumulated deficit of $455.1 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through May 2021, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners. In May 2021, we received a $462.4 million cash payment due from CSL Behring upon Closing. We expect to collect $55.0 million from CSL Behring following the submissions of a BLA and MAA for AMT-061. In addition, we could potentially receive regulatory, first commercial sales and development milestone payments as well as royalties and sales milestone payments from CSL Behring.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink with respect to an ATM offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. In the year ended December 30, 2021, we received net proceeds of $29.6 million from the issuance of 921,730 ordinary shares that took place during March and April of this year.

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

On January 29, 2021, we drew down $35 million under our 2021 Amended Facility with Hercules. We drew down a further $30 million under our 2021 Restated Facility with Hercules.

We are subject to certain covenants under our 2021 Restated Facility and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the 2021 Restated Facility may limit our ability to obtain debt financing. The 2021 Restated Facility permits us to issue up to $500.0 million of convertible debt as well as to enter into a transaction to sell the royalties under the CSL Behring agreement subject to certain conditions.

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

Net Cash generated from / used in operating activities

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net income / (loss)	$329,589	$(125,024)	$(124,201)
Adjustments to reconcile net income, (net loss) to net cash generated from / (used in) operating activities:
Depreciation, amortization, and impairment losses	7,299	10,648	6,669
Share-based compensation expense	25,635	21,831	17,533
Change in fair value of derivative financial instruments and contingent consideration	6,843	(483)	2,530
Unrealized foreign exchange (gains) / losses	(31,335)	14,730	891
Deferred tax expense / (income)	3,210	(16,419)	-
Change in deferred revenue	-	(33,642)	(4,999)
Change in non-cash items, net	(2,800)	-	-
Changes in operating assets and liabilities:
Uncollected revenue related to CSL Behring milestone payments	(55,000)	-	-
Accounts receivable and accrued income, prepaid expenses, and other current assets and receivables	(3,959)	(6,967)	(4,769)
Accounts payable	(727)	(2,701)	1,652
Accrued expenses, other liabilities, and operating leases	9,204	3,199	6,010
Net cash generated from / (used in) operating activities	$287,959	$(134,828)	$(98,684)

Net cash generated from operating activities was $288.0 million for the year ended December 31, 2021, and consisted of net income of $329.6 million adjusted for non-cash items, including depreciation and amortization expense of $7.3 million, share-based compensation expense of $25.6 million, a change in fair value of contingent consideration of $6.8 million, unrealized foreign exchange gains of $31.3 million, a change in deferred taxes of $3.2 million and other non-cash items, net, of $2.8 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $50.3 million, which includes $55.0 million recognized as a contract asset related to probable CSL Behring milestone payments. Additionally, these changes also related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $4.0 million primarily related to an increase in various prepaids, including those related to clinical trials, partially offset by decrease in receivables as a result of collection of the BMS milestone that was recorded as of December 31, 2020 and collection of the CSL Behring receivables recorded as of December 31, 2020 for expenses for which we had a right of reimbursement and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $8.5 million primarily related to an increase in various accruals for goods received from and services provided by vendors and an increase in personnel accruals. Net income primarily consisted of $462.4 million license revenue recognized on Closing and $55.0 million license revenue related to the submissions of a BLA and MAA that is considered probable as of the time of filing these financial statements.

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

Net cash used in investing activities

In 2021, we used $67.4 million in our investing activities compared to $9.5 million in 2020 and $6.6 million in 2019.

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Acquisition of Corlieve, net of cash acquired	$(49,949)	$—	$-
Build out of Amsterdam site	(12,412)	(4,534)	(1,487)
Build out of Lexington site	(5,026)	(2,737)	(4,164)
Acquisition of licenses, patents, and other rights	—	(2,213)	(996)
Total investments	$(67,387)	$(9,484)	$(6,647)

We paid EUR 42.1 million ($49.9 million), net of EUR 2.8 million ($3.3 million) of cash acquired, during the year ended December 31, 2021 to acquire 97.7% of the outstanding ordinary shares of Corlieve on July 30, 2021.

In 2021, we invested $12.4 million in the build out of our Amsterdam site compared to $4.5 million in 2020 and $1.5 million in 2019. Our investments in 2021 primarily relate to the construction of additional laboratories to support the expansion of our research and development activities as well as the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale.

In 2021, we invested $5.0 million in our facility in Lexington compared to $2.7 million in 2020 and $4.2 million in 2019. Our investments in 2019 primarily relate to improvements we made to the additional space rented from June 1, 2019.

Net cash generated from financing activities

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	$64,067	$-	$-
Proceeds from issuance of ordinary shares, net of issuance costs	29,565	-	242,718
Proceeds from issuance of shares related to employee stock option and purchase plans	2,798	7,444	5,603
Repayment of debt assumed through Corlieve Transaction	(1,572)	-	-
Proceeds from exercise of warrants	-	-	500
Net cash generated from financing activities	$94,858	$7,444	$248,821

In January 2021, we received $34.6 million net proceeds from the 2021 Amended Facility and in December 2021 we received $29.5 million net proceeds from the 2021 Restated Facility for combined net proceeds of $64.1 million.

We received net proceeds of $29.6 million associated with our ATM offering in March and April 2021 and $242.7 million associated with our public follow-on offering in September 2019.

In 2021, we received $2.8 million from the exercise of options to purchase ordinary shares issued in accordance with our share incentive plans, compared to $7.4 million in 2020 and $5.6 million in 2019.

Upon the acquisition of Corlieve, Corlieve held loans with an outstanding amount equal to EUR 1.4 million ($1.6 million). During the year ended December 31, 2021, the loans were repaid in their entirety.

We received net proceeds of $0.5 million associated with the exercise of the Hercules warrants by Hercules in February 2019.

Funding requirements

We believe our cash and cash equivalents as of December 31, 2021 will fund our operations into the first half of 2025 assuming achievement of $230.0 million related to BLA and MAA submissions as well as first commercial sales milestones under the CSL Behring Agreement. Our future capital requirements will depend on many factors, including but not limited to:

●	achieving the milestones and royalties as defined within the CSL Behring Agreement;
●	the payment of milestone payments that we might owe to former shareholders of Corlieve;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the repayments of the principal amount of our venture debt loan with Hercules, which following the December 15, 2021 amendment will be due in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility; and
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities.

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

Market Risk

Currency risk

We are exposed to foreign exchange risk arising from various currencies, primarily with respect to the U.S. dollar and euro and to a lesser extent to the British pound and the Swiss Franc. As our U.S. operating entity primarily conducts its operations in U.S. dollars, its exposure to changes in foreign currency is insignificant. Similarly the exposure to changes in foreign currencies of our Swiss and French entities are insignificant as well.

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

Variations in exchange rates will impact earnings and other comprehensive income or loss. On December 31, 2021, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, pre-tax earnings for the year would have been $42.2 million higher (December 31, 2020: $13.0 million higher), and other comprehensive income or loss would have been $23.5 million higher (December 31, 2020: $5.2 million higher). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, pre-tax earnings for the year would have been $42.2 million lower (December 31, 2020: $13.0 million lower), and other comprehensive income or loss would have been $31.6 million lower (December 31, 2020: $8.3 million lower).

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

Interest rate risk

Our interest rate risk arises from short- and long-term debt. In June 2013, we entered into the Hercules Agreement, which was last amended and restated in December 2021, under which our borrowings bear interest at a variable rate with a fixed floor. Long-term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2021, the loan bore an interest rate of 7.95%.

As of December 31, 2021, if interest rates on borrowings had been 1.0% higher with all other variables held constant, pre-tax earnings for the year would have been $0.7 million (2020: $0.3 million; 2019: $0.3 million) lower.

Credit Risk

Credit risk is managed on a consolidated basis. Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions, outstanding receivables and committed transactions with collaboration partners and security deposits paid to landlords. We currently have no wholesale debtors other than BMS and CSL Behring.

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

	As of December 31,
	2021		2020
	Amount	Credit rating	Amount	Credit rating

	(in thousands)
Bank
Bank of America	$103,546	Aa2	$73,922	Aa2
Rabobank	454,101	Aa2	173,758	Aa3
BNP Paribas	1,211	Aa3	-	-
Credit Suisse	495	Baa1	-	-
Total	$559,353		$247,680

Ratings are by Moody’s.

Liquidity Risk

We believe our cash and cash equivalents as of December 31, 2021 will fund our operations into the first half of 2025 assuming achievement of $230.0 million related to BLA and MAA submissions as well as first commercial sales milestones under the CSL Behring Agreement. We manage liquidity through a rolling forecast of our liquidity reserve based on expected cash flows and raise cash if needed, either through the issuance of shares or credit facilities.

The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet date. Disclosed in the table below are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value as the impact of discounting is not significant.

		Less than	Between	Between
	Undefined	1 year	1 - 3 years	3 - 5 years	Over 5 years

	(in thousands)
At December 31, 2021
Long-term debt	$—	$7,984	$26,054	$101,549	$—
Accounts payable, accrued expenses and other current liabilities	—	30,989	—	—	—
Derivative financial instrument	2,805	—	—	—	—
Commitments related to Corlieve acquisition (nominal amounts)	226,862	2,269	—	—	—
Total	$229,667	$41,242	$26,054	$101,549	$—
At December 31, 2020
Long-term debt	$—	$3,141	$39,271	$—	$—
Accounts payable, accrued expenses and other current liabilities	—	21,810	—	—	—
Derivative financial instruments	2,645	—	—	—	—
Total	$2,645	$24,951	$39,271	$—	$—

We previously had BMS warrants under the BMS CLA which we derecognized on December 1, 2020 when these were terminated by the amended BMS CLA. On December 1, 2020 we recognized a derivative financial liability related to the CoC-payment. Generally, the CoC-payment would be due to BMS upon the consummation of a change in control transaction prior to November 30, 2026 or BMS’s delivery of cessation notices for all four active Collaboration Targets. The derivative financial liability therefore has no contractual maturity date.

In relation to the Corlieve Transaction, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the SPA. The timing of achieving these milestones, as well as whether the milestone will be achieved at all, and consequently the timing of payments is generally uncertain with the exception of a payment we owe upon acquiring the remaining outstanding shares as well as certain payments for post-acquisition services in 2022. We expect these obligations will become payable between 2022 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”, our principal executive officer) and chief financial officer (“CFO”, our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is filed within this Annual Report on Form 10-K.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud.

Changes in internal control over financial reporting

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive directors and corporate governance is incorporated into this section by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners, management and related stockholder matters, our equity compensation plans and securities under our equity compensation plans, is incorporated into this section by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item regarding certain relationships and related transactions and director independence is incorporated into this section by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders or will be included in an amendment to this Annual Report on Form 10-K.

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

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

uniQure N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of uniQure N.V. and subsidiaries (‘the Company’) as of December 31, 2021 and 2020, the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year-period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

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

Evaluation of the acquisition of Corlieve as a business combination

As discussed in Notes 2.3.5 and 3 to the consolidated financial statements, the Company acquired 97.7% of the outstanding ordinary shares of Corlieve for a total purchase price of EUR 65.8 million. The Company applied the applicable accounting guidance which requires the acquirer to assess whether the acquisition should be accounted for as an asset acquisition or a business combination.

We identified the evaluation of the acquisition as a business combination to be a critical audit matter. This evaluation required significant auditor judgement to assess whether or not substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets based on the similarities of risks associated with managing and creating outputs from the assets, including the acquired workforce and identification of intangible assets.

The following are the primary procedures we performed to address this critical audit matter:

‒	We evaluated the design and tested the operating effectiveness of certain internal controls related to the business combination process, including controls related to technical accounting review and over the completeness of assets and liabilities acquired.
‒	We read the sale and purchase agreement and performed inquires with management and business development personnel to understand the business rationale for acquiring Corlieve.
‒	We read the employment terms and inquired of management and business development personnel to challenge management’s judgement that the employees acquired represent an organized workforce.
‒	We involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating the Company’s identification of intangible assets acquired.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2019.

Amstelveen, The Netherlands
February 25, 2022

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$556,256	$244,932
Accounts receivable and contract asset	58,768	6,618
Prepaid expenses	10,540	4,337
Other current assets and receivables	2,675	3,024
Total current assets	628,239	258,911
Non-current assets
Property, plant and equipment, net	43,505	32,328
Operating lease right-of-use assets	25,573	26,086
Intangible assets, net	62,686	3,361
Goodwill	27,633	542
Deferred tax assets, net	15,647	16,419
Other non-current assets	5,897	2,748
Total non-current assets	180,941	81,484
Total assets	$809,180	$340,395
Current liabilities
Accounts payable	$2,502	$3,772
Accrued expenses and other current liabilities	28,487	18,038
Current portion of operating lease liabilities	5,774	5,524
Total current liabilities	36,763	27,334
Non-current liabilities
Long-term debt	100,963	35,617
Operating lease liabilities, net of current portion	28,987	30,403
Contingent consideration	29,542	—
Deferred tax liability, net	12,913	—
Other non-current liabilities	4,236	3,136
Total non-current liabilities	176,641	69,156
Total liabilities	213,404	96,490
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of December 31, 2021 and 60,000,000 shares authorized as of December 31, 2020 and 46,298,635 and 44,777,799 ordinary shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,802	2,711
Additional paid-in-capital	1,076,972	1,016,018
Accumulated other comprehensive (loss) / income	(28,856)	9,907
Accumulated deficit	(455,142)	(784,731)
Total shareholders' equity	595,776	243,905
Total liabilities and shareholders' equity	$809,180	$340,395

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2021	2020	2019

	(in thousands, except share and per share amounts)
License revenues	$517,400	$4,352	$-
License revenues from related party	—	32,967	4,988
Collaboration revenues	6,602	59	—
Collaboration revenues from related party	—	136	2,293
Total revenues	524,002	37,514	7,281
Operating expenses:
Cost of contract revenues	(24,976)	—	—
Research and development expenses	(143,548)	(122,400)	(94,737)
Selling, general and administrative expenses	(56,290)	(42,580)	(33,544)
Total operating expenses	(224,814)	(164,980)	(128,281)
Other income	12,306	3,342	1,888
Other expense	(876)	(1,302)	(2,028)
Income / (loss) from operations	310,618	(125,426)	(121,140)
Interest income	162	938	3,547
Interest expense	(7,474)	(3,825)	(3,810)
Foreign currency gains / (losses), net	29,660	(13,613)	(268)
Other non-operating (losses) / gains, net	(160)	483	(2,530)
Income / (loss) before income tax (expense) / benefit	$332,806	$(141,443)	$(124,201)
Income tax (expense) / benefit	(3,217)	16,419	—
Net income / (loss)	$329,589	$(125,024)	$(124,201)
Other comprehensive (loss) / gain:
Foreign currency translation adjustments	(38,763)	16,596	570
Total comprehensive gain / (loss)	$290,826	$(108,428)	$(123,631)
Earnings per ordinary share - basic
Basic net income / (loss) per ordinary share	$7.17	$(2.81)	$(3.11)
Earnings per ordinary share - diluted
Diluted net income / (loss) per ordinary share	$7.04	$(2.81)	$(3.11)
Weighted average shares - basic	45,986,467	44,466,365	39,999,450
Weighted average shares - diluted	46,840,972	44,466,365	39,999,450

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity
	(in thousands, except share data)
Balance at December 31, 2018	37,351,653	$2,299	$720,072	$(7,259)	$(535,506)	$179,606
Loss for the period	—	—	—	—	(124,201)	(124,201)
Other comprehensive loss	—	—	—	570	—	570
Follow-on public offering	5,625,000	311	242,363	—	—	242,674
Hercules warrants exercise	37,175	2	1,271	—	—	1,273
Exercises of share options	453,232	25	5,210	—	—	5,235
Restricted and performance share units distributed during the period	235,692	14	(14)	—	—	—
Share-based compensation expense	—	—	17,533	—	—	17,533
Issuance of ordinary shares relating to employee stock purchase plan	9,202	—	368	—	—	368
Balance at December 31, 2019	43,711,954	$2,651	$986,803	$(6,689)	$(659,707)	$323,058
Loss for the period	—	—	—	—	(125,024)	(125,024)
Other comprehensive income	—	—	—	16,596	—	16,596
Exercise of share options	498,678	29	7,169	—	—	7,198
Restricted and performance share units distributed during the period	560,986	31	(31)	—	—	—
Share-based compensation expense	—	—	21,831	—	—	21,831
Issuance of ordinary shares relating to employee stock purchase plan	6,181	—	246	—	—	246
Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Income for the period	—	—	—	—	329,589	329,589
Other comprehensive loss	—	—	—	(38,763)	—	(38,763)
Issuance of ordinary shares	921,730	55	29,509	—	—	29,564
Income tax benefit of past share issuance cost	—	—	3,047	—	—	3,047
Exercise of share options	241,496	15	2,638	—	—	2,653
Restricted and performance share units distributed during the period	352,886	21	(21)	—	—	—
Share-based compensation expense	—	—	25,635	—	—	25,635
Issuance of ordinary shares relating to employee stock purchase plan	4,724	—	146	—	—	146
Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Cash flows from operating activities
Net income / (loss)	$329,589	$(125,024)	$(124,201)
Adjustments to reconcile net income / (loss) to net cash generated from / (used in) operating activities:
Depreciation and amortization expense	7,299	10,648	6,669
Share-based compensation expense	25,635	21,831	17,533
Deferred tax expense / (income)	3,210	(16,419)	-
Changes in fair value of contingent consideration and derivative financial instruments	6,843	(483)	2,530
Unrealized foreign exchange (gains) / losses, net	(31,335)	14,730	891
Change in deferred revenue	-	(33,642)	(4,999)
Other non-cash items, net	(2,800)	-	-
Changes in operating assets and liabilities:
Contract asset related to CSL Behring milestone payments	(55,000)	-	-
Accounts receivable, prepaid expenses, and other current assets and receivables	(3,959)	(6,967)	(4,769)
Accounts payable	(727)	(2,701)	1,652
Accrued expenses, other liabilities, and operating leases	9,204	3,199	6,010
Net cash generated from / (used in) operating activities	287,959	(134,828)	(98,684)
Cash flows from investing activities
Acquisition of Corlieve, net of cash acquired	(49,949)	-	-
Purchases of intangible assets	-	(2,213)	(996)
Purchases of property, plant, and equipment	(17,438)	(7,271)	(5,651)
Net cash used in investing activities	(67,387)	(9,484)	(6,647)
Cash flows from financing activities
Proceeds from loan increment, net of debt issuance costs	64,067	-	-
Proceeds from public offering of shares, net of issuance costs	-	-	242,718
Proceeds from issuance of ordinary shares	30,899	-	-
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	2,798	7,444	5,603
Repayment of debt acquired through acquisition of Corlieve	(1,572)	-	-
Share issuance costs from issuance of ordinary shares	(1,334)	-	-
Proceeds from exercise of warrants	-	-	500
Net cash generated from financing activities	94,858	7,444	248,821
Currency effect on cash, cash equivalents and restricted cash	(3,757)	3,822	(106)
Net increase / (decrease) in cash, cash equivalents and restricted cash	311,673	(133,046)	143,384
Cash, cash equivalents and restricted cash at beginning of period	247,680	380,726	237,342
Cash, cash equivalents and restricted cash at the end of period	$559,353	$247,680	$380,726
Cash and cash equivalents	$556,256	$244,932	$377,793
Restricted cash related to leasehold and other deposits	3,097	2,748	2,933
Total cash, cash equivalents and restricted cash	$559,353	$247,680	$380,726
Supplemental cash flow disclosures:
Cash paid for interest	$(6,539)	$(4,131)	$(3,117)
Non-cash increase in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$1,488	$630	$313

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

The Company is registered in the trade register of the Dutch Chamber of Commerce (Kamer van Koophandel) in Amsterdam, the Netherlands under number 54385229. The Company’s headquarters are in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000. The Company’s website address is www.uniqure.com.

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

The consolidated financial statements presented have been prepared on a going concern basis based on the Company’s cash and cash equivalents as of December 31, 2021 and the Company’s budgeted cash flows for the twelve months following the issuance date.

2.2         Use of estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP and Securities and Exchange Commission (“SEC”) rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the treatment of the share and purchase agreement (“SPA”) entered into on June 21, 2021 to acquire all of the outstanding ordinary shares of Corlieve Therapeutics SAS (“Corlieve”), a privately held French gene therapy company (“Corlieve Transaction”), the treatment of the commercialization and license agreement entered into (“CSL Behring Agreement”) between the Company and CSL Behring LLC (“CSL Behring”), the assessment of a valuation allowance on the Company’s deferred tax assets in the Netherlands and the U.S., and the December 1, 2020, amendment (“amended BMS CLA”) of the 2015 collaboration and license agreement (“BMS CLA”) between the Company and Bristol-Myers Squibb (“BMS”). If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

2.3.3      Foreign currency translation

The functional currency of the Company and each of its entities (except for uniQure Inc. and Corlieve AG) is the euro (€). This represents the currency of the primary economic environment in which the entities operate. The functional currency of uniQure Inc. is the U.S. dollar ($) and the functional currency of Corlieve AG is the Swiss Franc. The consolidated financial statements are presented in U.S. dollars.

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

Items measured at fair value on a recurring basis include financial instruments and contingent consideration (Note 5, “Fair value measurement”). The carrying amount of cash and cash equivalents, accounts receivable from collaborators, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

2.3.5      Corlieve transaction

On July 30, 2021 (“Acquisition Date”), the Company acquired Corlieve. The Company evaluated the Corlieve transaction as to whether or not the transaction should be accounted for as a business combination or asset acquisition. Refer to Note 3 “Corlieve transaction” for further detail.

a.	Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the net assets assumed in a business combination. Goodwill is not amortized but is evaluated for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2021, the Company has not recognized any impairment charges related to goodwill.

Refer to Note 3 “Corlieve transaction” for further detail.

b.	Acquired research and development

The Company identified various licenses that combined with the results of the research and development activities conducted in relation to AMT-260 since incorporation of Corlieve in 2019 constitute an In-process research and development intangible asset (“IPR&D Intangible Asset”). The IPR&D Intangible Asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and is not amortized. If and when development is completed, which generally occurs when regulatory approval to market a product is obtained, the associated asset would be deemed finite-lived and would then be amortized based on its respective useful life at that point in time. As of December 31, 2021, the Company has not recognized any impairment charges related to the IPR&D Intangible Asset.

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

Refer to Note 3 “Corlieve transaction” for further detail.

c.	Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with the Corlieve transaction to their fair value and records changes in the fair value within research and development expenses. Changes in contingent consideration result from changes in assumptions regarding the probabilities of achieving the relevant milestones, or probability of success (“POS”), the estimated timing of achieving such  milestones, and the interest rate to discount the payments. Payments made soon after the acquisition date are recorded as cash flows from financing activities, and payments, or the portion of the payments, not made soon after the acquisition date are recorded as cash flows from operating activities.

Refer to Note 3 “Corlieve transaction” for further detail.

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

2.3.8      Net income / (loss) per share

The Company follows the provisions of ASC 260, Earnings Per Share. In accordance with these provisions, net income / (loss) per share is calculated by dividing net income / (loss) by the weighted average number of ordinary shares outstanding during the period.

Diluted net income / (loss) per share reflects the dilution that would occur if share options or warrants to issue ordinary shares were exercised, performance or restricted share units were distributed, or shares under the employee share purchase plan were issued. However, potential ordinary shares are excluded if their effect is anti-dilutive.

Refer to Note 16 “Basic and diluted earnings per share” for further information.

2.3.9      Impairment of long-lived assets

Long-lived assets, which include property, plant, and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Right-of-use assets are also reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. The recoverability of the carrying value of an asset or asset group depends on the successful execution of the Company’s business initiatives and its ability to earn sufficient returns on approved products and product candidates. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying value over the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company performs the same quantitative analysis discussed above for long-lived assets and finite-lived intangible assets

Refer to Note 2.3.5 “Corlieve transaction” for information on impairment testing related to goodwill and acquired research and development intangible assets.

2.3.10    Property, plant, and equipment

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

2.3.11    Leases

The Company adopted ASC 842, Leases using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, to operating leases that existed on that date.

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

For leases recognized after the adoption date, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and lease liabilities are initially recognized based on the present value of future minimum lease payments over the lease term at commencement date calculated using an incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily available. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of twelve months or less are not recognized on the consolidated balance sheets.

The Company recognizes lease cost on a straight-line basis and presents these costs as operating expenses within the Consolidated statements of operations and comprehensive loss. The Company presents lease payments within cash flows from operations within the Consolidated statements of cash flows.

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

2.3.14 Accounts receivable

Accounts receivables include amounts due from services provided to the Company’s licensing and collaboration partners as well as unconditional rights to consideration from its licensing and collaboration partners.

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

In 2016, the Company adopted a qualified 401(k) Plan for all employees located in the United States. The 401(k) Plan offers both a pre-tax and post-tax (Roth) component. Employees may contribute up to the IRS statutory limit each calendar year. The Company matches $0.50 for every $1.00 contributed to the plan by participants up to 6% of base compensation. Employer contributions are recognized as they are contributed, as long as the employee is rendering services in that period. If employer contributions are made in periods after an individual retires or terminates, the estimated cost is accrued during the employee’s service period.

2.3.18    Share-based compensation

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation.

All the Company’s share-based compensation plans for employees are equity-classified. ASC 718 requires all share-based compensation to employees, including grants of employee options, restricted share units, performance share units and modifications to existing instruments, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant-date fair values, net of an estimated forfeiture rate, over the requisite service period. Forfeitures of employee options are recognized as they occur. Compensation expense related to Performance Share Units is recognized when the Company considers achievement of the milestones to be probable. The requirements of ASC 718 are also applied to nonemployee share-based payment transactions except for specific guidance on certain inputs to an option-pricing model and the attribution of cost.

The Company uses a Hull & White option model to determine the fair value of option awards. The model captures early exercises by assuming that the likelihood of exercises will increase when the share-price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

2.3.19 Revenue recognition

The Company primarily generates revenue from its commercialization and license agreement with CSL Behring and its collaboration, research, and license agreements with BMS for the development and commercialization of product candidates.

CSL Behring collaboration

On June 24, 2021 (“Signing Date”), the Company entered into a commercialization and license agreement pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec (“Product”). The Company concluded that CSL Behring is a customer in accordance with ASC 606, Revenue from Contracts with Customers and identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License Sale”); and
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

Bristol-Myers Squib collaboration

The Company initially entered into collaboration, research, and license agreements with BMS in 2015 and amended them in 2020.

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

As further discussed in Note 4, “Collaboration arrangements and concentration of credit risk”, as a result of the December 2020 amended BMS CLA, the Company’s performance obligation related to License Revenues was materially completed as of the date of the amendment effective date of December 1, 2020. The Company may still be required to provide pre-clinical research activities or clinical and commercial manufacturing services when BMS exercises its options for those services.

License Revenue

Until the December 2020 amendment of the BMS CLA the Company recognized License Revenue over the expected performance period based on its measure of progress towards the completion of certain activities related to its services. Following the December 2020 amendment of the BMS CLA the Company’s performance was materially completed and it had satisfied its performance obligation (see Note 4, “Collaboration arrangements and concentration of credit risk”, for a detailed discussion).

Collaboration and Manufacturing Revenue

The Company recognizes Collaboration Revenues associated with optional work orders it receives from BMS to provide analytical development and process development activities that are reimbursable by BMS in accordance with the BMS CLA as well as the amended BMS CLA.

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

The Company’s other income also consists of employee retention credits received under the U.S. Coronavirus Aid, Relief, and Economic Security Act, income related to a settlement agreement that the Company and VectorY B.V. entered into in April 2021, as well as income from subleasing part of the Company’s Amsterdam facility. Other expense consists of expenses incurred in relation to the subleasing income.

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

The benefits of tax positions are recognized only if those positions are more likely than not, based on the technical merits, to be sustained upon examination. Recognized tax positions are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021, and 2020, the Company did not have any significant unrecognized tax benefits.

2.3.23 Recently Adopted Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Effective

ASU 2021-10: Government Assistance

In November 2018, the FASB issued ASU 2021-10, Government Assistance (Topic 832) which discusses the requirements for disclosures related to transactions with a government. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The new disclosure requirements will require disclosures around 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and 3) significant terms and conditions of the transactions, including commitments and contingencies. An entity should apply the updates prospectively or retrospectively. The Company currently includes information on government grants and does not expect these amendments to have a material impact on the Company’s consolidated financial statements.

3. Corlieve transaction

At the Acquisition Date, the Company acquired Corlieve. Following Corlieve’s formation in November 2019, Corlieve obtained exclusive licenses to certain patents from two French research institutions that continue to collaborate with the Company. Corlieve also obtained an exclusive license from Regenxbio Inc. (“Regenxbio”) to use AAV9 to deliver any sequence that affects the expression of the Glutamate inotropic receptor kainate type subunit 2 (“GRIK 2”) gene sequence in humans. Corlieve and Regenxbio simultaneously entered into a collaboration plan related to agreed joint preclinical research and development activities. At the Acquisition Date, Corlieve and its Swiss subsidiary, Corlieve Therapeutics AG, employed seven employees. Corlieve’s result for the full year 2021 was a $7.3 million loss. The result included in the Company’s consolidated results for the year ended December 31, 2021 is a $4.1 million loss.

The Company evaluated the Corlieve transaction as to whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Based on the fair values of the gross assets acquired, the Company determined the screen test was not met. The Company further analyzed whether or not the acquired inputs and processes that have the ability to create outputs would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Identifiable assets and liabilities of Corlieve, including identifiable intangible assets, were recorded at their fair values as of the Acquisition Date, when the Company obtained control. The excess of the fair value of the consideration transferred over the fair value of the net assets acquired was recorded as goodwill.

The following table summarizes the fair values assigned to assets acquired and the liabilities assumed by the Company, along with the resulting goodwill, as of the Acquisition Date:

Allocation
€
(in thousands)
Consideration
Cash	€44,876
Contingent consideration	20,165
Liability related to Mandatorily Redeemable Shares (see below)	719
Fair value of total consideration	€65,760

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets including €2.8 million of cash	€2,902
Property, plant and equipment	34
Identifiable intangible asset	53,564
Current liabilities	(1,132)
Deferred tax liability, net	(11,915)
Debt	(1,352)
Other non-current liabilities	(260)
Fair value of net assets acquired	41,841
Goodwill	23,919
€65,760

Consideration

On the Acquisition Date, the Company acquired 97.7% of the outstanding ordinary shares of Corlieve in return for EUR 44.9 million ($53.3 million as of the Acquisition Date). As is contractually required the Company acquired the remaining outstanding ordinary shares on February 9, 2022 following the expiration of a minimum holding period. The Company recorded a liability related to these Mandatorily Redeemable Shares for an amount of EUR 0.7 million ($0.9 million) as of the Acquisition Date. The Company financed the Corlieve Transaction from its cash on hand.

In addition to the payments to acquire 100% of the outstanding ordinary shares, Corlieve’s former shareholders are eligible to receive up to EUR 35.8 million ($40.6 million as of December 31, 2021) upon achievement of certain development milestones through Phase I/II and EUR 143.1 million ($162.3 million as of December 31, 2021) upon achievement of certain milestones associated with Phase III development and obtaining approval to commercialize Corlieve’s target candidate for the treatment of temporal lobe epilepsy (“AMT-260” or “TLE”) in the United States of America and the European Union. The Company may elect to pay up to 25% of such milestone payments through the issuance of the Company’s ordinary shares.

As of the Acquisition Date, the Company recorded EUR 20.2 million ($24.0 million) as a contingent liability (presented as “Non-current liability”) for the fair value of these milestone payments. The fair value of the contingent liability as of December 31, 2021 amounted to EUR 26.0 million ($29.5 million). Changes in fair value of the contingent liability are recognized within research and development expenses in the consolidated statements of operations.

Identified intangible assets

The Company identified various licenses that combined with the results of the research and development activities conducted in relation to AMT-260 since incorporation of Corlieve in 2019 constitute an In-process research and development intangible asset (“IPR&D Intangible Asset”).

The Company determined the fair value of the IPR&D Intangible Asset using a present value model based on expected cash flows. Estimating the amounts and timing of cash flows required to complete the development of AMT-260 as well as net sales, cost of goods sold, and sales and marketing costs involved considerable judgment and uncertainty. The expected cash flows are materially impacted by the probability of successfully completing the various stages of development (i.e., dosing of first patient in clinical trial, advancing into late-stage clinical development and obtaining approval to commercialize a product candidate) as well as the weighted average cost of capital of 10.4% used to discount the expected cash flows. Based on all such information and its judgment the Company estimated the fair value of the IPR&D Intangible Asset at EUR 53.6 million ($63.6 million) as of the Acquisition Date.

Deferred tax liability, net

Corlieve’s deferred tax assets at the time of acquisition amounted to EUR 1.5 million ($1.7 million). Recognition of the IPR&D Intangible Asset gave rise to a deferred tax liability of EUR 13.4 million ($15.9 million) at the enacted French corporate income tax rate of 25.0%. The Company consequently recorded a net deferred tax liability of EUR 11.9 million ($14.2 million as of the Acquisition Date). Changes in the net deferred tax liability after the Acquisition Date will be recorded in income tax expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of total consideration over the estimated fair value of net assets acquired. The Company recorded EUR 23.9 million ($28.4 million) of goodwill in the consolidated balance sheet as of the Acquisition Date. The goodwill primarily relates to the recognition of a deferred tax liability recognized in association with the IPR&D Intangible asset of EUR 13.4 million ($15.9 million as of Acquisition Date) as well as the fair market value of the experienced workforce and potential synergies from the acquisition. The Company allocated the goodwill to its reporting unit. The Company does not expect any portion of this goodwill to be deductible for income tax purposes.

Debt

As of the Acquisition Date, Corlieve held a loan with outstanding amount equal to EUR 1.0 million ($1.2 million), which loan was repaid in its entirety in September 2021. As of the Acquisition Date, Corlieve also held a loan with outstanding amount equal to EUR 0.4 million ($0.4 million), which was repaid in its entirety in December 2021.

Other

As of the Acquisition Date, the Company also acquired other assets and assumed other liabilities, which included among others, EUR 2.9 million ($3.4 million) of current assets, which consisted of EUR 2.8 million ($3.3 million) of cash, and EUR 1.1 million ($1.3 million) of current liabilities.

4.            Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On the Signing Date, uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into the CSL Behring Agreement with CSL Behring, pursuant to which CSL Behring received exclusive global rights to the Product. On May 6, 2021, a day after the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the CSL Behring Agreement became fully effective (“Closing”).

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

On the Signing Date, the Company and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, the Company will supply the Product to CSL Behring at an agreed-upon price commensurate with the SSP. The Company will be responsible for supplying development and commercial Product until such time that these capabilities may be transferred to CSL Behring or a designated contract manufacturing organization. The Company will be completing the HOPE-B clinical trial and the validation of the manufacturing process on behalf of CSL Behring, as well as provide further development services if requested by CSL Behring. Activities related to on-demand development services as well as activities related to the completing the HOPE-B clinical trial will be reimbursed by CSL Behring at an agreed full-time-employee rate (“FTE-rate”) and CSL Behring will also reimburse agreed third-party expenses incurred in relation to performing these activities. The validation of the manufacturing process as well as Manufacturing Development will be reimbursed through a future milestone payment. If completed after certain contractually agreed upon dates, the milestone payment will be reduced in accordance with a pre-specified mechanism.

The Company concluded that CSL Behring is a customer in accordance with Topic 606.

The Company identified two material performance obligations related to the CSL Behring Agreement:

(i)	License Sale; and
(ii)	Manufacturing Development.

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

The Company determined that the fixed upfront payment of $450.0 million and the $12.4 million that the Company received in relation to the Additional Covenants should be allocated to the License Sale. In addition, the Company concluded that variable milestone payments, sales milestone payments and royalties should be allocated to the License Sale performance obligation as well. The Company determined that the License Sale was completed on May 6, 2021, when it transferred the license and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing, the Company evaluated the amounts of potential payments and the likelihood that the payments will be received. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since the Company cannot control the achievement of regulatory and first commercial sales milestones, the Company concluded that the potential payments are constrained as of Closing. The Company determined that it would recognize revenue related to these payments only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter.

Similarly, the Company will record expenses related to its existing license and other agreements as well as its financial advisor for a high single digit percentage of any such revenue recognized associated to meeting a milestone. The Company will include payments related to sales milestones in the transaction price when their achievement becomes probable, and it will include royalties on the sale of Product once these have been earned. The Company determined that achievement of a total of $55.0 million of milestone payments related to the submissions of a biologics license application (“BLA”) and market authorization application (“MAA”) is probable as of the time of filing these financial statements and hence recorded these as license revenue in the year ended December 31, 2021. In making the determination, the Company considered that after Closing, it believes to successfully have completed the validation of its manufacturing process for the Product in December 2021 and that CSL Behring announced the accomplishment of the primary clinical endpoint for the Product in December 2021. The Company recognized $517.4 million of revenues related to the License Sale in the year ended December 31, 2021.

The Company determined that the variable milestone payment related to Manufacturing Development should be allocated to the Manufacturing Development performance obligation. The Company concluded that this milestone payment represents the SSP of the services based on the estimated cost of providing the services including a reasonable margin. The services related to Manufacturing Development will be provided between Closing and the completion of an agreed manufacturing development plan. The variable consideration will be reduced if the Company does not complete the development by pre-agreed dates. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Completion of Manufacturing Development is partially dependent on the timing of regulatory submissions by CSL Behring as well as regulatory approvals of the developed manufacturing processes. Since the Company cannot control the timing or outcome of any regulatory decisions, the Company concluded that it would recognize revenue related to this payment when it becomes probable that the milestone has been achieved. The Company has not recognized any revenue related to Manufacturing Development.

The Company recognized $2.4 million of collaboration revenue in the year ended December 31, 2021, respectively, compared to nil in the same periods in 2020 and 2019. The Company generates such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring. CSL Behring may request additional development services or request the Company to support the transfer of manufacturing to a party designated by CSL Behring. These collaboration services will be reimbursed at the pre-agreed FTE-rate. The Company concluded that these rights at Closing do not represent material rights.

The Company incurred $2.1 million of expenses for obligations related to the CSL Behring Agreement that had not been satisfied as of December 31, 2020. The Company capitalized these expenses as contract fulfillment costs (presented within Other current assets). As of December 31, 2020, the Company also recognized a $2.1 million receivable (presented within Accounts receivable) from CSL Behring for expenses for which it has a right of reimbursement as well as a contract liability (presented within Accrued expenses and other current liabilities) for the same amount. In accordance with ASC 606 the Company could not recognize any license revenue related to the CSL Behring Agreement in the period ended December 31, 2020. Following the Closing, the Company collected the $2.1 million of accounts receivable related to reimbursable contract fulfillment costs that was outstanding as of December 31, 2020. As of December 31, 2021, the Company has recorded accounts receivable of $2.9 million from CSL Behring related to clinical development services as well as a contract asset of $55.0 million related to BLA and MAA submission milestone payments considered probable.

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

2020 Amendment

On December 1, 2020, the Company and BMS entered into the amended BMS CLA. Under the amended BMS CLA, BMS is limited to four Collaboration Targets. For a period of one-year from the effective date of the amended BMS CLA, BMS was able to replace up to two of the four active Collaboration Targets with two new targets in the field of cardiovascular disease. The Company continues to be eligible to receive research, development, and regulatory milestone payments of up to $217.0 million for each Collaboration Target, if defined milestones are achieved.

Since the December 2020 amendment, BMS is no longer entitled to designate the fifth to tenth Collaboration Targets and as such the Company’s remaining obligations under the amended BMS CLA are substantially reduced. The Company is also no longer entitled to receive up to an aggregate $16.5 million in target designation payments for the research, development and regulatory milestone payments associated with the fifth to tenth Collaboration Targets.

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

The amended BMS CLA does not extend the initial four-year research term that expired in May 2019. BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four Collaboration Targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) November 30, 2023, if no replacement targets are designated. BMS continues to reimburse the Company for these services.

During the year ended December 31, 2020, the Company evaluated the impact of the amendment of the BMS CLA had in relation to its performance obligation related to License Revenue. The Company did not identify any new distinct performance obligations and determined the amended BMS CLA did not represent a separate contract in accordance with ASC 606. The Company evaluated the effect the modification had on its measure of progress towards the completion of its performance obligation related to License Revenue and determined that its remaining performance obligation under the amended BMS CLA was immaterial and recognized the remaining balance of unrecognized License Revenue as of November 30, 2020.

Services to BMS are rendered by the Dutch operating entity. Total collaboration and license revenue generated with BMS are as follows (presented as revenue from a related party up until the effective date of the amended BMS CLA and presented as revenue after the effective date):

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Bristol Myers Squibb	$4,176	$37,514	$7,281
	$4,176	$37,514	$7,281

Amounts owed by BMS in relation to the Collaboration and License Revenue are as follows (presented as “Accounts receivables” as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

	(in thousands)
Bristol Myers Squibb	$914	$4,536
Total	$914	$4,536

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

The Company generated $4.2 million collaboration revenue for the year ended December 31, 2021 (December 31, 2020: $0.2 million; December 31, 2019: $2.3 million).

License Revenue

The Company recognized no License Revenue for the year ended December 31, 2021 (December 31, 2020: $33.0 million, December 31, 2019: $5.0 million).

On May 21, 2015, the Company recorded a $60.1 million upfront payment and in August 2015 it recorded a $15.0 million payment it received from BMS in relation to the designation of the second, third and fourth Collaboration Targets. The Company recognized License Revenue over the expected performance period based on its measure of progress towards the completion of certain activities related to its services. The Company determined such progress by comparing activities performed at the end of each reporting period with total activities expected to be performed. The Company estimated total expected activities using several unobservable inputs, such as the probability of BMS designating additional targets, the probability of successfully completing each phase and estimated time required to provide services during the various development stages. The estimation of total services at the end of each reporting period involves considerable judgment.

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

The Company includes variable consideration related to any research, development, and regulatory milestone payments, in the transaction price once it is considered probable that including these payments in the transaction price would not result in the reversal of cumulative revenue recognized. Due to the significant uncertainty surrounding the development of gene-therapy product candidates and the dependence on BMS’s performance and decisions, the Company does not currently consider this probable. However, there was a milestone that was recorded as license revenue in the year ended December 31, 2020 (see below).

On December 17, 2020 BMS designated one of the four Collaboration Targets as a candidate to advance into Investigational New Drug-enabling studies (“IND-enabling studies”) entitling the Company to receive a $4.4 million research milestone payment. The Company recorded the $4.4 million as License Revenue in the year ended December 31, 2020.

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

5.            Fair value measurement and Other non-operating (losses) / gains

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

The Company’s only material financial assets measured at fair value using Level 1 inputs is cash and cash equivalents and restricted cash. Restricted cash is included within “Other non-current assets” within the consolidated balance sheets.

The following table sets forth the balances and changes in fair values of liabilities that are measured at fair value using Level 3 inputs:

		Derivative
	Contingent	financial
	consideration	instruments	Total

	(in thousands)
Balance at December 31, 2018	$—	$1,375	$1,375
Net losses recognized in profit or loss	—	2,530	2,530
Exercise of Hercules warrants	—	(770)	(770)
Currency translation effects	—	(60)	(60)
Balance at December 31, 2019	$—	$3,075	$3,075
Net gains recognized in profit or loss	—	(2,300)	(2,300)
Derecognition of BMS warrants	—	(796)	(796)
Recognition of derivative financial liability of CoC-payment	—	2,613	2,613
Currency translation effects	—	53	53
Balance at December 31, 2020	$—	$2,645	$2,645
Amount recorded for contingent consideration on Acquisition Date of Corlieve	23,950	—	23,950
Net losses recognized in profit or loss	6,683	160	6,843
Currency translation effects	(1,091)	—	(1,091)
Balance at December 31, 2021	$29,542	$2,805	$32,347

Derivative financial instruments

The Company issued derivative financial instruments related to its collaboration with BMS and in relation to the issuance of the Hercules loan facility.

The Company recorded the following results in other non-operating (losses) / gains related to the changes in the fair value of derivative financial instruments.

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Other non-operating gains:
Derivative gains	$—	$483	$—
Total other non-operating gains:	—	483	—
Other non-operating losses:
Derivative losses	(160)	—	(2,530)
Total other non-operating losses:	(160)	—	(2,530)
Other non-operating (losses) / gains, net	$(160)	$483	$(2,530)

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

The fair value of the warrants as of December 31, 2019 was $3.1 million. During the year ended December 31, 2020, the Company recognized a $3.1 million gain in non-operating (losses) / gains (December 31, 2019: $2.3 million loss) related to fair value changes of the BMS warrants. The gain recognized in the year ended December 31, 2020 includes $0.8 million from the derecognition of the BMS warrants on December 1, 2020.

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

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four Collaboration Targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of December 31, 2021 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determined the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of December 1, 2020, and December 31, 2020 and 2021, respectively. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgment and uncertainty. Based on all such information and its judgment, the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of December 31, 2021 was $2.8 million (December 1, 2020 and December 31, 2020: $2.6 million). The Company recorded a $2.6 million loss within “Other non-operating (losses) / gains” in the year ended December 31, 2020 related to the initial recognition of this derivative financial liability. The increase of the fair market value of the derivative financial liability of $0.2 million in the year ended December 31, 2021 was recorded in Other non-operating (losses) / gains.

Hercules loan facility

In 2013 the Company entered into a venture debt loan facility with Hercules (see Note 10, “Long-term debt”) which included a warrant maturing on February 5, 2019. The warrant was not closely related to the host contract and was accounted for separately as a derivative financial liability measured at fair value though profit or loss. The Hercules warrants were exercised as of February 1, 2019. The Company issued 37,175 ordinary shares at $34.25 following the exercise of all Hercules warrants and receipt of $0.5 million from Hercules. During the years ended December 31, 2021 and 2020, respectively, the Company recognized no more gains or losses in Other non-operating (losses) / gains related to fair value changes of the Hercules warrants (December 31, 2019: $0.2 million loss).

Contingent consideration

Corlieve transaction

The Company is required to pay up to EUR 178.8 million ($202.8 million at the December 31, 2021 foreign exchange rate) to the former shareholders of Corlieve upon the achievement of contractually defined milestones in connection with the Company’s acquisition of Corlieve (refer to Note 3 “Corlieve transaction”). The Company recorded a liability for the fair market value of the contingent consideration of EUR 20.2 million ($24.0 million) at the Acquisition Date. The fair market value was determined using unobservable initial inputs with respect to (i) the probability of achieving the relevant milestones, or POS, (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk. This discount rate was determined using the effective interest rate of the Company’s existing debt facility adjusted for difference in maturity dates based on CCC yield curve.

The fair value of the contingent consideration as of December 31, 2021 was $29.5 million using discount rates ranging from 10.9% to 11.9% as well as a 55% likelihood of AMT-260 advancing into clinical development by no later than early 2024. The Company increased the likelihood of advancing into clinical development from 40% to 55% following the designation of a lead candidate in late October 2021, which resulted in EUR 5.0 million ($5.8 million) increase of the contingent liability. If as of December 31, 2021 the Company had assumed a 100% likelihood of AMT-260 advancing into clinical development, then the fair value of the contingent consideration would have increased to $47.0 million. If as of December 31, 2021 the Company assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent liability are recognized within research and development expenses in the consolidated statements of operations.

Other

As of December 31, 2021, the Company recorded $0.8 million related to consideration for post-acquisition services, presented within Other non-current liabilities in connection with the Company’s acquisition of Corlieve.

Other

6.         Property, plant, and equipment, net

The following table presents the Company’s property, plant, and equipment as of December 31:

	December 31,	December 31,
	2021	2020

	(in thousands)
Leasehold improvements	$45,372	$37,849
Laboratory equipment	25,499	22,106
Office equipment	4,465	5,025
Construction-in-progress	5,069	2,574
Total property, plant, and equipment	80,405	67,554
Less accumulated depreciation	(36,900)	(35,226)
Property, plant and equipment, net	$43,505	$32,328

Total depreciation expense was $6.1 million for the year ended December 31, 2021 (December 31, 2020: $5.7 million, December 31, 2019: $6.0 million). Depreciation expense is allocated to research and development expenses to the extent it relates to the Company’s manufacturing facility and equipment and laboratory equipment. All other depreciation expenses are allocated to selling, general and administrative expense.

The following table summarizes property, plant, and equipment by geographic region.

	December 31,	December 31,
	2021	2020

	(in thousands)
Lexington, Massachusetts (United States of America)	$17,311	$15,949
Amsterdam (the Netherlands)	26,160	16,379
Other	34	-
Total	$43,505	$32,328

7.         Right-of-use asset and lease liabilities

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

In December 2021, the Company entered into a new lease for an additional facility in Lexington, Massachusetts, United States of approximately 13,501 square feet of space. The lease is expected to commence in the second half of 2022, is set for seven years starting from the rent commencement date and is non-cancellable. The lease is renewable for one five-year term.

Amsterdam / The Netherlands

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands and amended this agreement in June 2016. The lease for the facility terminates in 2032, with an option to extend in increments of five-year periods. The lease contract includes variable lease payments related to annual increases in payments based on a consumer price index.

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. In February 2020, the Company amended the agreement to sub-lease to take back one of the three floors effective March 1, 2020. The fixed lease payments to be received during the remaining term under the agreement to sub-lease amount to $5.4 million (EUR 4.7 million) as of December 31, 2021.

In May 2021, the Company entered into a sublease agreement to let an additional approximately 1,080 square meters of office space to accommodate the hiring of additional full-time employees. The lease expires in October 2028 and includes an option to break the lease on October 31, 2023.

Operating lease liabilities

The components of lease cost in accordance with the new lease accounting standard were as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Operating lease cost	$5,306	$5,052	$4,474
Variable lease cost	698	607	507
Sublease income	(907)	(904)	(1,053)
Total lease cost	$5,097	$4,755	$3,928

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheets in accordance with the new lease accounting standard.

	December 31,	December 31,
	2021	2020
	(in thousands)
Assets
Operating lease right-of-use assets	$25,573	26,086
Liabilities
Current
Current operating lease liabilities	5,774	5,524
Non-current
Non-current operating lease liabilities	28,987	30,403
Total lease liabilities	$34,761	35,927

Other information

The weighted-average remaining lease term as of December 31, 2021, is 8.3 years, compared to 9.4 years as of December 31, 2020, and the weighted-average discount rate as of December 31, 2021 is 11.34%, compared to 11.37% as of December 31, 2020. The Company uses an incremental borrowing rate applicable to the lease asset.

The table below presents supplemental cash flow and non-cash information related to leases.

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases 1)	$5,738	$5,769	$4,717

Right-of-use asset obtained in exchange for lease obligation
Operating lease 2)	$1,699	$—	$9,002

1) The Company received $1.5 million of landlord incentive payments for the year ended December 31, 2019, which are not included in the cash paid amounts.

2) The Company capitalized $19.0 million of operating right-of-use assets upon adoption of ASC 842 Leases on January 1, 2019 that are not included in the movement for the year ended December 31, 2019.

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of December 31, 2021, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of December 31, 2021.

	Lexington	Amsterdam(1)	Total

	(in thousands)
2022	$3,552	$2,222	$5,774
2023	3,650	2,668	6,318
2024	4,146	2,112	6,258
2025	4,465	2,112	6,577
2026	4,600	2,112	6,712
Thereafter	11,680	9,736	21,416
Total lease payments	$32,093	$20,962	$53,055

Less: amount of lease payments representing interest payments	(10,251)	(8,043)	(18,294)
Present value of lease payments	21,842	12,919	34,761
Less: current operating lease liabilities	(3,552)	(2,222)	(5,774)
Non-current operating lease liabilities	$18,290	$10,697	$28,987
(1)	Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2021, of $1.13 / €1.00)

8.            Intangible assets, net and Goodwill

The following table presents the Company’s acquired licenses and acquired IPR&D as of December 31:

	December 31,	December 31,
	2021	2020

	(in thousands)
Acquired licenses	$4,755	$5,660
Less accumulated amortization	(2,827)	(2,299)
Acquired licenses, net	$1,928	$3,361
Acquired IPR&D Intangible Asset	60,758	—
Intangibles, net	$62,686	$3,361

a.	Acquired licenses

All acquired licenses are owned by uniQure biopharma B.V, a subsidiary of the Company. The acquired licenses have a weighted average remaining life of 10.8 years as of December 31, 2021.

During the year ended December 31, 2020, the Company capitalized $2.2 million of expenditures related to costs incurred in relation to rights to exclusively evaluate certain technologies during a two-year period that commenced on February 1, 2020. During the same period, the Company disposed of a number of licenses determined to have no alternative future use.

As of December 31, 2021, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
(in thousands)
2022	$395
2023	133
2024	133
2025	133
2026	133
Thereafter	1,001
Total	$1,928

The amortization expense related to licenses for the year ended December 31, 2021 was $1.2 million (December 31, 2020: $4.6 million; December 31, 2019: $0.6 million). The impairment expense related to licenses for the year ended December 31, 2021 was $0.0 million (December 31, 2020: $0.3 million; December 31, 2019 $0.0 million).

b.	Acquired in-process research and development

As part of its acquisition of Corlieve as of July 30, 2021, the Company identified certain intangible assets related to an IPR&D Intangible Asset. Refer to Note 3 “Corlieve transaction”.

c.	Goodwill

As part of its acquisition of Corlieve as of July 30, 2021, the Company recorded goodwill. Refer to Note 3 “Corlieve transaction”.

9.            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	December 31,	December 31,
	2021	2020

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$13,012	$8,269
Personnel related accruals and liabilities	12,603	7,687
Accrued contract fulfillment costs and costs to obtain a contract	2,872	—
Contract liability (see Note 4. "Collaboration arrangements and concentration of credit risk")	—	2,082
Total	$28,487	$18,038

10.           Long-term debt

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

On January 29, 2021, the Company and Hercules amended the 2018 Amended Facility (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”) increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, the Company drew down $35.0 million of the Tranche B. Advances under Tranche B bore interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance of $70.0 million and all accrued but unpaid interest on advances under Tranche B was due on June 1, 2023, which date could had been extended by the Company by up to two twelve-month periods. Advances under the 2021 Amended Facility could have been prepaid without charge after July 29, 2021. The back-end fee in respect of advances under the 2021 Amended Facility ranged from 1.65% to 6.85%, depending on the repayment date. In addition to Tranche B, the 2021 Amended Facility had also extended the interest only payment period of the previously funded $35.0 million term loan (“Tranche A”) from January 1, 2022 to June l, 2023.

On December 15, 2021, the Company and Hercules amended and restated the 2021 Amended Facility (“2021 Restated Facility”). Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility  with a total outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. The Company drew down an additional $30.0 million, resulting in total principal outstanding as of December 31, 2021 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period is extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, the Company owes a back-end fee of 4.85% of the outstanding debt. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The Company continues to owe a $2.5 million back-end fee related to the 2021 Amended Facility which is due on June 1, 2023.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2021 Amended Facility was $101.6 million as of December 31, 2021, compared to an amortized cost of $35.9 million for the 2018 Amended Facility as of December 31, 2020, and is recorded net of discount and debt issuance costs. The foreign currency loss on the loan was $5.3 million in 2021 (2020: gain of $3.1 million; 2019: loss of $0.7 million). The fair value of the loan approximates its carrying amount. Inputs to the fair value of the loan are considered Level 3 inputs.

Interest expense recorded during the years ended December 31 was as follows:

Years	Amount
(in millions)
2021	$7.2
2020	3.7
2019	3.7

As a covenant in the 2021 Restated Facility the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. The Company, beginning on April 1, 2023, is also required to keep a minimum of unrestricted cash of at least 50% of the loan amount outstanding. If, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial, the minimum cash covenant will be lowered to at least 30% of the loan amount outstanding and its effectiveness will be deferred to April 1, 2024. In combination with other covenants, the 2021 Restated Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $809.2 million with the exception of $103.2 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2021 Restated Facility contain provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of December 31, 2021, the Company was in material compliance with all covenants and provisions.

The aggregate maturities of the loans, including $35.6 million of coupon interest payments and financing fees, for each of the 47 months after December 31, 2021, are as follows:

Years	Amount
(in thousands)
2022	$7,984
2023	10,580
2024	15,474
2025	101,549
Total	$135,587

11.          Shareholders’ equity

As of December 31, 2021, the Company’s authorized share capital is €4.0 million (or $4.5 million when translated at an exchange rate as of December 31, 2021, of $1.13 / €1.00), divided into 80,000,000 ordinary shares, each with a nominal value of €0.05. The Company’s shareholders, at the 2021 Annual General Meeting of Stockholders held on June 16, 2021, approved an increase in the number of authorized ordinary shares by 20,000,000 to 80,000,000 million.

All ordinary shares issued by the Company were fully paid. Besides the minimum amount of share capital to be held under Dutch law, there are no distribution restrictions applicable to the equity of the Company.

As of December 31, 2021, and 2020 and 2019 the Company’s other comprehensive result was restricted for payment of dividends for an accumulated other comprehensive loss of $28.9 million in 2021, an accumulated other comprehensive gain of $9.9 million in 2020, and an accumulated other comprehensive loss of $6.7 million in 2019.

On March 1, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time in its sole discretion, offer and sell through SVB Leerink, acting as agent, its ordinary shares, up to an aggregate offering price of $200.0 million. The Company will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as sales agent under the Sales Agreement. In March and April 2021, the Company issued an aggregate of 921,730 ordinary shares at a weighted average price of $33.52 per ordinary share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses. The Company defers direct, incremental costs associated to this offering, except for the commission costs to SVB Leerink, which are a reduction to additional paid-in capital, and will deduct these costs from additional paid-in capital in the consolidated balance sheets proportionately to the amount of proceeds raised. During the year ended December 31, 2021, $1.3 million of direct, incremental costs were deducted from additional paid-in capital.

Following the Closing of the CSL Behring transaction, the Company consumed its tax net operating loss carryforwards from the years 2011 to 2018. The Company allocated the tax benefit from the release of the valuation allowance related to net operating loss carryforwards generated by share issuance costs incurred in 2014, 2015, 2017 and 2018 to additional paid-in capital. This resulted in an increase of additional paid-in capital of $3.0 million in the year ended December 31, 2021.

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

12.          Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive loss was as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Research and development	$12,813	$11,965	$8,029
Selling, general and administrative	12,794	9,823	9,439
Total	$25,607	$21,788	$17,468

Share-based compensation expense recognized by award type was as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Award type
Share options	$12,477	$11,434	$7,896
Restricted share units	11,347	7,364	4,117
Performance share units	1,783	2,990	5,455
Total	$25,607	$21,788	$17,468

As of December 31, 2021, the unrecognized compensation cost related to unvested awards under the various share-based compensation plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$29,513	2.79
Restricted share units	19,348	2.00
Performance share units	781	0.63
Total	$49,642	2.45

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of The Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2021, 14,000 fully vested share options are outstanding (December 31, 2020: 14,000) under the 2012 Plan.

At the general meeting of shareholders on January 9, 2014, the Company’s shareholders approved the adoption of the 2014 Plan. At the annual general meetings of shareholders in June 2015, 2016, 2018 and 2021, uniQure shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 1,070,000 shares in 2015, 3,000,000 in 2016, 3,000,000 shares in 2018 and 4,000,000 shares in 2021 for a total of 12,601,471 shares.

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

2014 Plan

The following tables summarize option activity under the Company’s 2014 Plans for the year ended December 31, 2021:

	Options
	Number of	Weighted average	Weighted average	Aggregate intrinsic
	ordinary shares	exercise price	remaining contractual life	value
			in years	(in thousands)
Outstanding at December 31, 2020	2,659,279	$28.13	7.18	$32,729
Granted	1,174,893	$35.85
Forfeited	(258,718)	$40.78
Expired	(25,633)	$42.81
Exercised	(241,496)	$10.98
Outstanding at December 31, 2021	3,308,325	$31.02	7.05	8,660
Thereof, fully vested and exercisable at December 31, 2021	1,786,825	$24.47	5.49	8,640
Thereof, outstanding and expected to vest after December 31, 2021	1,521,500	$38.71	8.88	20
Outstanding and expected to vest at December 31, 2020	1,116,874	$42.06

Total weighted average grant date fair value of options issued during the period (in $ millions)		$24.6
Granted to directors and officers during the period (options, grant date fair value $ in millions)	312,704	$6.5
Proceeds from option sales during the period (in $ millions)		$2.7

The following table summarizes information about the weighted average grant-date fair value of options during the years ended December 31:

		Weighted average
	Options	grant‑date fair value
Granted, 2021	1,174,893	$20.95
Granted, 2020	653,852	28.08
Granted, 2019	647,526	23.57
Vested, 2021	507,503	22.17
Forfeited, 2021	(258,718)	23.60

The following table summarizes information about the weighted average grant-date fair value of options at December 31:

		Weighted average
	Options	grant‑date fair value
Outstanding and expected to vest, 2021	1,521,500	$22.52
Outstanding and expected to vest, 2020	1,116,874	24.25

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Year ended December 31,
Assumptions	2021	2020	2019
Expected volatility	75%	70%	70% - 75%
Expected terms	10 years	10 years	10 years
Risk free interest rate	1.21 - 1.86%	0.76% - 1.44%	1.92% - 2.87%
Expected dividend yield	0%	0%	0%

The Hull & White option model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		(in thousands)
2021	241,496	$5,046
2020	498,678	11,927
2019	434,665	17,700

Restricted Share Units

The following table summarizes the RSU activity for the year ended December 31, 2021:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	467,344	$43.56
Granted	574,921	$36.14
Vested	(220,518)	$40.56
Forfeited	(111,130)	$40.98
Non-vested at December 31, 2021	710,617	$38.89

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$20.8
Granted to directors and officers during the period (shares, $ in millions)	167,230	$6.1

The following table summarizes information about the weighted average grant-date fair value of RSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2021	574,921	$36.14
2020	376,799	48.18
2019	198,504	38.63

The following table summarizes information about the total fair value of RSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2021	$8,063
2020	12,156
2019	10,152

RSUs generally vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units

The following table summarizes the PSU activity for the year ended December 31, 2021:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2020	212,614	$42.32
Granted	555,600	30.19
Vested	(132,368)	$33.09
Forfeited	(2,916)	$57.56
Non-vested at December 31, 2021	632,930	$33.54

Total weighted average grant date fair value of PSUs granted during the period (in $ millions)		$16.8

The Company granted shares to certain employees in September and December 2021 that will be earned upon achievement of defined milestones. Earned shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the December 2021 granted to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the Nasdaq biotechnology index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable.

In January 2018 and January and February 2019, the Company awarded PSUs to its executives and other members of senior management. These PSUs were earned in January 2019 and January 2020, based on the Board’s assessment of the level of achievement of agreed upon performance targets through December 31, 2018, and December 31, 2019, respectively. The PSUs awarded for the year ended December 31, 2018 vested in February 2021 and the PSUs awarded for the year ended December 31, 2019 vested in January 2022.

The following table summarizes information about the weighted average grant-date fair value of the PSUs determined as of the date these were earned for the 2018 and 2019 PSUs, and the date of the grant for the 2021 PSUs:

	Granted	Weighted average
	during the year	grant‑date fair value
2021	555,600	$30.19
2020	91,003	$57.56
2019	132,362	$31.71

The following table summarizes information about the total fair value of PSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2021	$5,074
2020	21,852
2019	1,056

Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the year ended December 31, 2021, 4,724 shares have been issued (December 31, 2020: 6,181 and December 31, 2019: 9,202). As of December 31, 2021, a total of 127,302 ordinary shares remains available for issuance under the ESPP plan.

13.          Expenses by nature

Operating expenses excluding expenses presented in other expenses included the following expenses by nature:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Employee-related expenses	$96,161	$75,926	$59,130
Laboratory and development expenses	36,014	35,977	30,130
Legal and advisory expenses	24,767	17,370	11,297
Office and housing expenses	14,638	13,388	10,588
Other operating expenses	10,528	8,772	8,813
Depreciation and amortization expenses	7,299	10,648	6,669
Fair value loss - Corlieve contingent consideration	6,683	-	-
Patent and license expenses	3,748	2,899	1,654
Total	$199,838	$164,980	$128,281

Details of employee-related expenses for the years ended December 31 are as follows:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Wages and salaries	$53,078	$40,919	$32,029
Share-based compensation expenses	25,635	21,831	17,533
Other employee expenses	4,570	2,635	1,392
Social security costs	4,496	4,068	2,727
Contractor expenses	3,170	2,423	2,464
Health insurance	3,161	2,271	1,933
Pension costs - defined contribution plans	2,051	1,779	1,052
Total	$96,161	$75,926	$59,130

14. Other income

Other income during the year ended December 31, 2021 was $12.3 million compared to $3.3 million and $1.9 million during the same periods in 2020 and 2019, respectively.

Other income in 2021, 2020 and 2019 includes income from payments received from European authorities to subsidize the Company’s research and development efforts in the Netherlands. The amount recognized in the year ended December 31, 2021 was $5.3 million compared to $1.9 million in 2020 and $0.7 million in 2019.

In addition, other income includes $2.6 million of employee retention credits received under the U.S. Coronavirus Aid, Relief, and Economic Security Act, during the year ended December 31, 2021. An additional $3.0 million of other income was recorded in the year ended December 31, 2021, related to the receipt by the Company of 69,899 shares of VectorY B.V. in conjunction with a settlement agreement that the Company and VectorY B.V. entered into in April 2021. No such income was recorded in 2020 and 2019.

In 2021, 2020 and 2019 the Company’s other income also consisted of income from the subleasing of a portion of the Amsterdam facility while other expense consists of expenses incurred in relation to the subleasing income.

15.         Income taxes

a.           Income tax expense / (benefit)

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against the Company’s net deferred tax assets in the Netherlands. The Company released full valuation allowance against the Company’s net deferred tax assets in the United States as of December 31, 2020.

In connection with the Corlieve acquisition, the Company recognized a deferred tax liability related to acquired identifiable intangible assets and a deferred tax asset for net operating tax loss carryforwards for a net of EUR 11.9 million ($14.2 million) as of the Acquisition Date.

There are no significant unrecognized tax benefits as of December 31, 2021 and 2020.

For the years ended December 31, 2021, 2020 and 2019, income / (loss) before income tax (expense) / benefit consists of the following:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Dutch operations	$348,400	$(130,493)	$(111,820)
U.S. operations	(12,737)	(10,950)	(12,381)
Other	(2,857)	—	—
Total	$332,806	$(141,443)	$(124,201)

The income tax benefit / (expense) for the years ended December 31, 2021, 2020 and 2019, consists of the following:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Current tax (expense)
Other	$(7)	$—	$—
Total current tax (expense)	$(7)	$—	$—
Deferred tax (expense) / benefit
Dutch operations	$(3,047)	$—	$—
U.S. operations	(771)	16,419	—
Other	608	—	—
Total deferred tax (expense) / benefit	$(3,210)	$16,419	$—
Total income tax (expense) / benefit	$(3,217)	$16,419	$—

b.           Tax rate reconciliation

The reconciliation of the amount of income tax (expense) / benefit that would result from applying the Dutch statutory income tax rate to the Company’s reported amount of income tax (expense) / benefit for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Income / (loss) before income tax (expense) / benefit for the period	$332,806	$(141,443)	$(124,201)
Expected income tax (expense) / benefit at the tax rate enacted in the Netherlands (25%)	(83,201)	35,361	31,050
Non-deductible expenses	(9,182)	(5,041)	(4,972)
Other net change in valuation allowance	88,857	(30,568)	(25,583)
Difference in tax rates between the Netherlands and the U.S. as well as other foreign countries	309	247	(495)
Release of valuation allowance related to expected future taxable income of U.S. operations	—	16,419	—
Income tax (expense) / benefit	$(3,217)	$16,419	$—

Non-deductible expenses predominantly relate to share-based compensation expenses and affected the effective tax rate by an amount of $6.7 million in 2021 (2020: $5.8 million; 2019: $4.4 million). The fair value loss on contingent consideration affected the effective tax rate by an amount of $2.0 million in 2021 (nil in 2020 and 2019).

c.           Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows:

	Years ended December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$71,917	$158,614
Operating lease liabilities	9,300	9,515
Intangible assets	2,039	1,702
Accrued expenses and other current liabilities	1,312	1,118
Property, plant and equipment	971	1,072
Inventory	148	—
Research and development tax credit carryforwards	105	-
Interest carryforwards	—	1,597
Derivative financial instrument	—	661
Total deferred tax assets	$85,792	$174,279
Less valuation allowance	(60,289)	(150,113)
Deferred tax assets, net of valuation allowance	$25,503	$24,166
Acquired IPR&D Intangible Asset (see Note 3, "Corlieve transaction")	(15,189)	—
Operating lease right-of-use assets	(7,493)	(7,702)
Other current assets and receivables	(87)	(45)
Deferred tax liability	$(22,769)	$(7,747)
Net deferred tax asset	$2,734	$16,419

Changes in the valuation allowance were as follows:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
January 1,	$150,113	$109,856	$85,100
Changes recorded in the statement of operations	(88,858)	30,568	25,583
Increase related to 2021, 2020 and 2019 Dutch tax reforms	1,897	18,287	4,059
Valuation allowance assumed in Corlieve acquisition	545	—	—
Release of valuation allowance related to expected current year and future periods recorded in profit and loss	—	(16,419)	—
Other changes including currency translation adjustments	(3,408)	7,821	(4,886)
December 31,	$60,289	$150,113	$109,856

The Company released the full valuation allowance against the Company’s net deferred assets in the United States as of December 31, 2020. Included within changes recorded in the statement of operations for the year ended December 31, 2020 and December 31, 2019 are benefits of $1.2 million and $0.8 million, respectively, from the utilization of U.S. net operating loss carryforwards.

The valuation allowance as of December 31, 2021 is primarily related to net operating loss carryforwards in the Netherlands that, in the judgment of management, are not more-likely than-not to be realized. Management considered reversing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment. A valuation allowance was recorded against deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized.

Netherlands

As of December 31, 2020, the Company had recorded a full valuation allowance against its Dutch net deferred tax assets. On May 6, 2021, the CSL Behring Agreement became effective (refer to Note 4 “Collaboration arrangements and concentration of credit risk”). The Company recorded $462.4 million of license revenue related to closing the transaction. The Company recorded such revenue in its Dutch tax return related to the 12-month period ended December 31, 2020, which it filed on February 10, 2022. As such, the Company filed a return showing a taxable profit in the Netherlands in 2020, which resulted in the consumption of substantially all of its Dutch net operating losses for the years 2011 to 2018. The Company’s remaining Dutch net operating tax losses carried forward relate to 2019 and 2021. The Dutch government on June 4, 2021 enacted legislation, whereby such net operating tax losses can be carried forward indefinitely. The Company expects to continue incurring tax losses for the foreseeable future. As such, the Company retains its valuation allowance related to the deferred assets as of December 31, 2021. The Company allocated the tax benefit from the release of the valuation allowance related to net operating loss carryforwards generated by share issuance cost incurred in 2014, 2015, 2017 and 2018 to additional paid-in capital. This resulted in an increase of additional paid-in capital as well as deferred tax expenses of $3.0 million.

A portion of the valuation allowance for deferred tax assets relates to follow-on offering costs incurred in 2019 and costs related to the at-the-market offering in 2021. Any subsequently recognized tax benefits will be credited directly to contributed capital. As of December 31, 2021, that amount was $4.5 million ($7.7 million as of December 31, 2020).

The Dutch corporate tax rate for fiscal years 2019, 2020 and 2021 was 25%. During 2019, the Dutch government enacted various changes to the corporate income tax rate applicable to future fiscal years. In September 2020, further changes were enacted that retain the corporate income tax rate at 25% from 2021 onwards. In December 2021, even further changes were enacted that raised the corporate income tax rate from 25% to 25.8% from 2022 onwards.

A tax reform in December 2018 limited the carryforward of tax losses arising from January 1, 2019, to six years after the end of the respective period. Tax losses incurred prior to this date continue to expire nine years after the end of the respective period.

In June 2021 legislation was enacted allowing for an indefinite carryforward from fiscal year 2022 onwards of existing and future net operating loss carryforwards subject to a limit of offsetting taxable profit in excess of EUR 1.0 million to 50% of the taxable profit.

The Dutch fiscal unity as of December 31, 2021 has an estimated $228.5 million (2020: $588.2 million; 2019: $414.0 million) of taxable losses that are available for carry forward indefinitely. In the year ended December 31, 2019, unused tax losses of $20.7 million expired.

The fiscal periods from 2019 onwards are still open for inspection by the Dutch tax authorities.

United States of America

The federal corporate tax rate in the U.S. is 21%. In addition, the Company is subject to state income taxes resulting in a combined tax rate of 27.32% for its U.S. operation. As of December 31, 2021, an estimated $39.1 million of net operating losses remain to be carried forward. These losses will expire between 2035 and 2037.

The Company’s U.S. operations generated taxable income in the fiscal years 2018 to 2021. Based on the current design of the Company’s worldwide operations, the Company expects to continue to generate taxable income in the U.S. during the foreseeable future.

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

The fiscal periods from 2018 are still open for inspection by the Internal Revenue Service (“IRS”). To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or Massachusetts Department of Revenue to the extent utilized in a future period. The Company is currently not under examination by the IRS for any tax years.

France

The French corporate tax rate for fiscal years 2021 was 26.5%, as of January 1, 2022 the tax rate is decreased to 25%.

The Company’s French operation has incurred losses since incorporation and is expected to continue incurring tax losses for the foreseeable future.

The French operation as of December 31, 2021 has an estimated $9.1 million of taxable losses that are available for carry forward indefinitely.

16.          Basic and diluted earnings per share

Basic net income / (loss) per ordinary share is computed by dividing net income / (loss) for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. For the year ended December 31, 2021, dilutive net income / (loss) per ordinary share is computed using the treasury method. As the Company has incurred a loss in the years ended December 31, 2020 and December 31, 2019, all potentially dilutive ordinary shares for these years would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the years ended December 31, 2020 and December 31, 2019.

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Numerator:
Net income / (loss) attributable to ordinary shares	$329,589	$(125,024)	$(124,201)
	329,589	(125,024)
Denominator:
Weighted-average number of ordinary shares outstanding - basic	45,986,467	44,466,365	39,999,450
Stock options under 2014 Plans and previous plan	746,044	—	—
Non-vested RSUs and PSUs	107,162	—	—
Employee share purchase plan	1,299	—	—
Weighted-average number of ordinary shares outstanding - diluted	46,840,972	44,466,365	39,999,450

The following table presents ordinary share equivalents that were excluded from the calculation of diluted net income / (loss) per ordinary share for the years ended December 31, 2021, 2020 and 2019 as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	2,576,281	2,673,279	2,697,104
Non-vested RSUs and PSUs	1,236,385	679,958	850,252
Employee share purchase plan	1,842	560	485
BMS warrants (derecognized as of December 1, 2020 - refer to Note 5, "Fair value measurement")	—	—	8,893,000
Total anti-dilutive ordinary share equivalents	3,814,508	3,353,797	12,440,841

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of December 31, 2020 and December 31, 2019. In addition, the BMS warrants were not exercisable as of December 31, 2019, since this would have required the prior designation of Collaboration Targets by BMS. This would have resulted in a lower number of potentially dilutive ordinary shares as some stock option grants as well as the BMS warrants would have been excluded.

17.          Commitments and contingencies

In the course of its business, the Company enters as a licensee into contracts with other parties regarding the development and marketing of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be estimated reliably. The Company also has obligations to make future payments that become due and payable upon the collection of milestone payments from CSL Behring. The achievement and timing of these milestones is not fixed and determinable. Relevant commitments and contingencies are further discussed in other sections of this form 10-K, such as, Note 3 “Corlieve transaction” and Note 4 “Collaboration arrangements and concentration of credit risk”, amongst others.

18.        Related party transaction

Between June 2015 and December 2020, BMS was considered a related party due to the combination of its equity investment in the Company, the warrants as well as the potential obligations arising from the expansion of collaboration targets. On December 1, 2020, the Company entered into the amended BMS CLA. All transactions subsequent to the effective date of the amended BMS CLA are considered to no longer be with a related party due to the elimination of the potential obligations related to additional Collaboration Targets (see Note 4 “Collaboration arrangements and concentration of credit risk”) as well as the elimination of the BMS warrants (see Note 5, “Fair value measurement”).

On October 21, 2021, the Company held an Extraordinary General Meeting of its shareholders and Rachelle Jacques was appointed to the Board of Directors (the “Board”) as a non-executive director. Ms. Jacques will also serve as a member of the Audit Committee of the Board effective as of October 21, 2021.

On June 16, 2021, the Company’s shareholders voted to approve the reappointment of Mr. David Meek and Ms. Paula Soteropoulos as non-executive directors of the Board. Mr. Meek has been appointed chairman of the Board. Mr. Philip Astley-Sparke did not stand for reappointment and retired from the Board on June 16, 2021.

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

19.         Subsequent events

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1†

Sale and Purchase Agreement, executed June 21, 2021, by and between uniQure N.V. and Corlieve Therapeutics SAS (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2021 filed with the Securities and Exchange Commission).

3.1

Amended Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2021 filed with the Securities and Exchange Commission).

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

10.4t

Form of Restricted Stock Unit Award under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2017 filed with the Securities and Exchange Commission).

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

10.57†

Amendment to Collaboration and License Agreement by and between uniQure biopharma B.V. and Bristol-Myers Squibb Company dated December 1, 2020 (incorporated by reference to Exhibit 10.57 of the Company’s annual report on Form 10-K for the year ended December 31, 2020 (file no. 0001-36294) filed with the Securities and Exchange commission).

10.58

Amendment No. 2 to Second Amended and Restated Loan and Security Agreement as of January 29, 2021, by and among uniQure biopharma B.V., uniQure Inc., uniQure IP B.V., the Company and Hercules Capital Inc. (incorporated by reference to Exhibit 10.58 of the Company’s annual report on Form 10-K for the year ended December 31, 2020 (file no. 0001-36294) filed with the Securities and Exchange commission).

10.59

Cooperation Agreement, dated as of April 16, 2021, by and among uniQure N.V., ForUniqure B.V., Forbion 1 Management B.V., Forbion International Management B.V., and Forbion Capital Partners Management Holding B.V. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on March 31, 2021 filed with the Securities and Exchange Commission).

10.60t

2014 Share Incentive Plan, Amended and Restated, effective as of June 16, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2021 filed with the Securities and Exchange Commission).

10.61t

Employment Agreement, effective May 17, 2021, by and between uniQure biopharma B.V. and Pierre Caloz (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2021 filed with the Securities and Exchange Commission).

10.62t

Equity Side Letter, effective May 17, 2021, by and between uniQure N.V. and Pierre Caloz (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2021 filed with the Securities and Exchange Commission).

10.63t

Amended and Restated Employment Agreement, effective June 15, 2021, by and between uniQure biopharma B.V. and Christian Klemt (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on June 30, 2021 filed with the Securities and Exchange Commission).

10.64

Consent and Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated July 30, 2021, by and among the Registrant, Hercules Capital Inc., and the other parties named therein (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ending on September 30, 2021 filed with the Securities and Exchange Commission).

10.65t*	Form of Share Option Agreement, effective December 8, 2021, under the 2014 Share Incentive Plan.
10.66t*	Form of Restricted Stock Unit Award, effective December 8, 2021, under the 2014 Share Incentive Plan.
10.67†t*	Form of Performance Stock Unit Award, effective December 8, 2021 under the 2014 Share Incentive Plan.
10.68†*	Third Amended and Restated Loan and Security Agreement as of December 15, 2021, by and among uniQure biopharma B.V., uniQure Inc., uniQure IP B.V., the Company and Hercules Capital Inc.
10.69†*	Lease Agreement relating to 20 Maguire Road, Lexington, Massachusetts, dated as of December 22, 2021, by and between uniQure Inc. and G&I IX/GP4 20 Maguire LLC.
10.70†*	Lease Agreement relating to 91 Hartwell Avenue, Lexington, Massachusetts, dated as of February 1, 2022, by and between uniQure Inc. and NRL 91 Hartwell LLC.
14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's annual report on Form 10-K (file no. 001-36294) for the period ending December 31, 2016 filed with the Securities and Exchange Commission).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG Accountants N.V.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	Filed herewith

t	Indicates a management contract or compensatory plan or arrangement.

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

Signatures	Title	Date

/s/ MATTHEW KAPUSTA	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Matthew Kapusta

/s/ CHRISTIAN KLEMT	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Christian Klemt

/s/ MADHAVAN BALACHANDRAN	Director	February 25, 2022
Madhavan Balachandran

/s/ ROBERT GUT	Director	February 25, 2022
Robert Gut

/s/ RACHELLE JACQUES	Director	February 25, 2022
Rachelle Jacques

/s/ JACK KAYE	Director	February 25, 2022
Jack Kaye

/s/ DAVID MEEK	Director	February 25, 2022
David Meek

/s/ LEONARD POST	Director	February 25, 2022
Leonard Post

/s/ PAULA SOTEROPOULOS	Director	February 25, 2022
Paula Soteropoulos

/s/ JEREMY P. SPRINGHORN	Director	February 25, 2022
Jeremy P. Springhorn