Form 10-Q
period 2022-03-31
uniQure N.V.
filed 2022-05-02
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, the registrant had 46,647,620 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “Annual Report”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$524,886	$556,256
Accounts receivable and contract asset	38,644	58,768
Prepaid expenses	12,422	10,540
Other current assets and receivables	2,260	2,675
Total current assets	578,212	628,239
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $38.5 million as of March 31, 2022 and $36.9 million as of December 31, 2021, respectively.	44,918	43,505
Operating lease right-of-use assets	24,941	25,573
Intangible assets, net, including an in-process research and development asset of $59.5 million	61,135	62,686
Goodwill	26,565	27,633
Deferred tax assets, net	15,442	15,647
Other non-current assets	5,937	5,897
Total non-current assets	178,938	180,941
Total assets	$757,150	$809,180
Current liabilities
Accounts payable	$9,920	$2,502
Accrued expenses and other current liabilities	19,945	28,487
Current portion of contingent consideration	9,081	—
Current portion of operating lease liabilities	5,754	5,774
Total current liabilities	44,700	36,763
Non-current liabilities
Long-term debt	101,421	100,963
Operating lease liabilities, net of current portion	28,232	28,987
Contingent consideration, net of current portion	22,059	29,542
Deferred tax liability, net	11,298	12,913
Other non-current liabilities	3,439	4,236
Total non-current liabilities	166,449	176,641
Total liabilities	211,149	213,404
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of March 31, 2022 and December 31, 2021 and 46,641,448 and 46,298,635 ordinary shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,821	2,802
Additional paid-in-capital	1,084,306	1,076,972
Accumulated other comprehensive loss	(39,306)	(28,856)
Accumulated deficit	(501,820)	(455,142)
Total shareholders' equity	546,001	595,776
Total liabilities and shareholders' equity	$757,150	$809,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended March 31,
	2022	2021

	(in thousands, except share and per share amounts)
Collaboration revenues	$1,792	$454
Total revenues	1,792	454
Operating expenses:
Research and development expenses	(45,003)	(32,656)
Selling, general and administrative expenses	(10,987)	(12,375)
Total operating expenses	(55,990)	(45,031)
Other income	311	352
Other expense	(193)	(233)
Loss from operations	(54,080)	(44,458)
Interest income	42	40
Interest expense	(2,515)	(1,551)
Foreign currency gains, net	8,567	4,626
Other non-operating gains, net	692	—
Loss before income tax benefit / (expense)	$(47,294)	$(41,343)
Income tax benefit / (expense)	616	(213)
Net loss	$(46,678)	$(41,556)
Other comprehensive loss:
Foreign currency translation adjustments	(10,450)	(7,560)
Total comprehensive loss	$(57,128)	$(49,116)

Basic and diluted net loss per ordinary share	$(1.00)	$(0.91)
Weighted average shares used in computing basic and diluted net loss per ordinary share	46,599,114	45,468,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity

	(in thousands, except share and per share amounts)
Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Loss for the period	—	—	—	—	(41,556)	(41,556)
Other comprehensive loss	—	—	—	(7,560)	—	(7,560)
Issuance of ordinary shares	859,885	52	27,647	—	—	27,699
Exercise of share options	16,782	1	391	—	—	392
Restricted share units distributed during the period	269,089	16	(16)	—	—	—
Share-based compensation expense	—	—	5,761	—	—	5,761
Issuance of ordinary shares relating to employee stock purchase plan	1,174	—	49	—	—	49
Balance at March 31, 2021	45,924,729	$2,780	$1,049,850	$2,347	$(826,287)	$228,690

Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(46,678)	(46,678)
Other comprehensive loss	—	—	—	(10,450)	—	(10,450)
Exercise of share options	68,124	4	420	—	—	424
Restricted share units and performance share units distributed during the period	271,131	15	(15)	—	—	—
Share-based compensation expense	—	—	6,868	—	—	6,868
Issuance of ordinary shares relating to employee stock purchase plan	3,558	—	61	—	—	61
Balance at March 31, 2022	46,641,448	$2,821	$1,084,306	$(39,306)	$(501,820)	$546,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2022	2021

	(in thousands)
Cash flows from operating activities
Net loss	$(46,678)	$(41,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,122	1,862
Share-based compensation expense	6,868	5,761
Deferred tax (income) / expense	(616)	213
Changes in fair value of contingent consideration and derivative financial instrument, net	1,512	-
Unrealized foreign exchange gains, net	(7,356)	(5,342)
Changes in operating assets and liabilities:
Accounts receivable and contract asset, prepaid expenses, and other current assets and receivables	17,209	(8,023)
Accounts payable	7,306	2,510
Accrued expenses, other liabilities, and operating leases	(6,078)	3,302
Net cash used in operating activities	(25,711)	(41,273)
Cash flows from investing activities
Purchases of property, plant, and equipment	(4,058)	(3,876)
Acquisition of remaining outstanding ordinary shares related to Corlieve acquisition	(822)	-
Net cash used in investing activities	(4,880)	(3,876)
Cash flows from financing activities
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	485	442
Proceeds from issuance of ordinary shares	-	28,734
Share issuance costs from issuance of ordinary shares	-	(1,161)
Proceeds from loan increment, net of debt issuance costs	-	34,603
Net cash generated from financing activities	485	62,618
Currency effect on cash, cash equivalents and restricted cash	(1,168)	(1,620)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(31,274)	15,849
Cash, cash equivalents and restricted cash at beginning of period	559,353	247,680
Cash, cash equivalents and restricted cash at the end of period	$528,079	$263,529
Cash and cash equivalents	$524,886	$260,813
Restricted cash related to leasehold and other deposits	3,193	2,716
Total cash, cash equivalents and restricted cash	$528,079	$263,529
Supplemental cash flow disclosures:
Cash paid for interest	$(1,906)	$(1,410)
Non-cash (decrease) / increase in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(611)	$-

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

On June 24, 2020 (the “Signing Date”), uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC, (“CSL Behring”), pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B, (the “Product”).

The transaction became fully effective on May 6, 2021, one day after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) expired on May 5, 2021 (“Closing”).

The Company identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License Sale”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

The Company determined that the License Sale was completed on May 6, 2021, when it transferred the license and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing, the Company evaluated the amounts of potential payments and the likelihood that the payments will be received. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since the Company cannot control the achievement of regulatory and first commercial sales milestones, the Company concluded that the potential payments are constrained as of Closing. The Company determined that it would recognize revenue related to these payments only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. Similarly, the Company records expenses related to its existing license and other agreements as well as its financial advisor for a mid-single digit percentage of any such revenue recognized associated to meeting a milestone. The Company includes payments related to sales milestones in the transaction price when their achievement becomes probable, and it will include royalties on the sale of Product once these have been earned. During the three months ended March 31, 2022, the Company did not recognize any license revenue (nil for same period in 2021).

The Company recognized $1.4 million of collaboration revenue in the three months ended March 31, 2022, compared to nil in the same period in 2021. The Company generates such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring as well as additional development services that CSL Behring requested. These collaboration services are reimbursed at the pre-agreed full-time-employee rate (“FTE-rate”).

As of December 31, 2021, the Company recorded accounts receivable of $2.9 million from CSL Behring related to clinical development services as well as a contract asset of $55.0 million associated with milestone payments due upon CSL Behring’s global regulatory submissions for etranacogene dezaparvovec, which were deemed to be probable. In March 2022, CSL Behring submitted the global regulatory submissions, and as of March 31, 2022, the Company collected $20.0 million of the total $55.0 million owed. As of March 31, 2022, the Company had accounts receivable of $38.3 million from CSL Behring, $35.0 million of which were related to the uncollected milestone payment associated with the global regulatory submissions. The remaining $35.0 million was received in April 2022.

Bristol-Myers Squibb collaboration

In May 2015, the Company and Bristol-Myers Squibb (“BMS”) entered into a collaboration and license agreement and various related agreements with BMS (“BMS CLA”). On December 1, 2020, the Company and BMS amended the BMS CLA (“amended BMS CLA”) to reduce the scope of the collaboration and license from potentially ten to then four collaboration targets (including a right to replace two of such targets by December 1, 2021). The Company is eligible to receive research, development, and regulatory milestone payments of up to $217.0 million for each of the four collaboration targets if defined milestones are achieved.

BMS may place purchase orders to provide limited services primarily related to analytical and development efforts in respect of the four collaboration targets. BMS may request such services for a period not to exceed the earlier of (i) the completion of all activities under a Research Plan and (ii) November 30, 2023. BMS reimburses the Company for these services.

Collaboration Revenue related to these contracted services is recognized when performance obligations are satisfied. The Company generated $0.4 million collaboration revenue for the three months ended March 31, 2022 ($0.5 million for the three months ended March 31, 2021).

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2021
Assets:
Cash and cash equivalents	$556,256	$—	$—	$556,256	Cash and cash equivalents
Restricted cash	3,097	—	—	3,097	Other non-current assets
Total assets	$559,353	$—	$—	$559,353
Liabilities:
Contingent consideration	—	—	29,542	29,542	Contingent consideration
Derivative financial instrument	—	—	2,805	2,805	Other non-current liabilities
Consideration for post-acquisition services	—	—	846	846	Other non-current liabilities
Total liabilities	$—	$—	$33,193	$33,193
At March 31, 2022
Assets:
Cash and cash equivalents	$524,886	$—	$—	$524,886	Cash and cash equivalents
Restricted cash	3,193	—	—	3,193	Other non-current assets
Total assets	$528,079	$—	$—	$528,079
Liabilities:
Contingent consideration	—	—	31,140	31,140	Current portion of contingent consideration; contingent consideration, net of current portion
Derivative financial instrument	—	—	2,116	2,116	Other non-current liabilities
Consideration for post-acquisition services	—	—	752	752	Other non-current liabilities
Total liabilities	$—	$—	$34,008	$34,008

Derivative financial instrument

The Company issued a derivative financial instrument related to its collaboration with BMS.

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four collaboration targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of March 31, 2022 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determines the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of March 31, 2022 and December 31, 2021. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment, the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of March 31, 2022 was $2.1 million and as of December 31, 2021 was $2.8 million. The decrease of the fair value market value of the derivative financial liability of $0.7 million for the three months ended March 31, 2022 was recorded as a gain within Other non-operating (losses) / gains (nil in same period 2021).

Contingent consideration

The Company is required to pay up to EUR 178.8 million ($198.8 million at March 31, 2022) to the former shareholders of Corlieve upon the achievement of contractually defined milestones in connection with the Company’s acquisition of Corlieve. The fair market value of the contingent consideration was determined using unobservable initial inputs with respect to (i) the probability of achieving the relevant milestones, or POS, (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk. The discount rate was determined using the effective interest rate of the Company’s existing debt facility adjusted for difference in maturity dates based on market data on effective yields for US bonds with a CCC credit rating.

The fair value of the contingent consideration as of March 31, 2022 was $31.1 million using discount rates of approximately 10.3% as well as a 55.0% likelihood of AMT-260 advancing into clinical development by no later than early 2024. If as of March 31, 2022 the Company had assumed a 100% likelihood of AMT-260 advancing into clinical development, then the fair value of the contingent consideration would have increased to $51.7 million. If as of March 31, 2022 the Company assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent consideration are recognized within research and development expenses in the consolidated statements of operations.

The following table presents the changes in fair value of contingent consideration between December 31, 2021 and March 31, 2022:

Amount of
contingent
consideration
2022
(in thousands)
Balance at December 31, 2021	$29,542
Change in fair value (presented within research and development expenses)	2,204
Currency translation effects	(606)
Balance at March 31, 2022	$31,140

As of March 31, 2022, the Company classified $9.1 million of the total contingent consideration of $31.1 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2022	2021

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$10,341	$13,012
Personnel related accruals and liabilities	9,604	12,603
Accrued contract fulfillment costs and costs to obtain a contract	—	2,872
Total	$19,945	$28,487

6 Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018 (“2018 Amended Facility”), January 2021 (“2021 Amended Facility”) and in December 2021 (“2021 Restated Facility”). On January 29, 2021, the Company drew down $35.0 million as part of the amendment of the facility at that time.

Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility  with a total outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. The Company drew down an additional $30.0 million at the time of the December 2021 amendment, resulting in total principal outstanding as of March 31, 2022 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period was extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the Biologics License Application (“BLA”) for AMT-061 is approved by the U.S. Food and Drug Administration (“FDA”) or (b) AMT-130 is advanced into a pivotal trial. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, the Company owes a back-end fee of 4.85% of the outstanding debt. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The Company continues to owe a $2.5 million back-end fee related to the 2021 Amended Facility which is due on June 1, 2023.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2021 Restated Facility was $102.1 million as of March 31, 2022, compared to $101.6 million as of December 31, 2021, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facility in the three months ended March 31, 2022, was $2.1 million compared to a foreign currency loss of $3.2 million during the same period in 2021 for the 2018 Amended Facility and 2021 Amended Facility.

Interest expense associated with the 2021 Restated Facility during the three months ended March 31, 2022, was $2.4 million compared to $1.5 million during the same period in 2021 for the 2018 Amended Facility and 2021 Amended Facility.

As a covenant in the 2021 Restated Facility the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. The Company, beginning on April 1, 2023, is also required to keep a minimum of unrestricted cash of at least 50% of the loan amount outstanding. If, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial, the minimum cash covenant will be lowered to at least 30% of the loan amount outstanding and its effectiveness will be deferred to April 1, 2024. In combination with other covenants, the 2021 Restated Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $757.2 million, with the exception of $101.4 million of cash and cash equivalents and other current assets held by uniQure N.V.

The 2021 Restated Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2022, the Company was in material compliance with all covenants and provisions.

7Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2021, the Company’s shareholders approved an increase in the number of ordinary shares authorized for issuance under the 2014 Plan from 8,601,471 to 12,601,471.

a)	2014 Plans

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Research and development	$4,050	$2,674
Selling, general and administrative	2,813	3,080
Total	$6,863	$5,754

Share-based compensation expense recognized by award type was as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Award type
Share options	$3,255	$2,840
Restricted share units	3,270	2,560
Performance share units	338	354
Total	$6,863	$5,754

As of March 31, 2022, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$34,041	2.94
Restricted share units	35,252	2.40
Performance share units	444	0.46
Total	$69,737	2.65

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

The following tables summarize option activity under the Company’s 2014 Plans for the three months ended March 31, 2022:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2021	3,308,325	$31.02
Granted	1,011,876	$16.04
Forfeited	(70,868)	$36.21
Expired	(55,511)	$37.86
Exercised	(64,124)	$6.36
Outstanding at March 31, 2022	4,129,698	$27.55
Thereof, fully vested and exercisable on March 31, 2022	1,925,690	$26.44
Thereof, outstanding and expected to vest after March 31, 2022	2,204,008	$28.53

Total weighted average grant date fair value of options issued during the period (in $ millions)	$9.2
Proceeds from option sales during the period (in $ millions)	$0.4

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
Assumptions	2022	2021
Expected volatility	70%	75%
Expected terms	10 years	10 years
Risk free interest rate	2.12%	1.21 - 1.71%
Expected dividend yield	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the three months ended March 31, 2022:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2021	710,617	$38.89
Granted	1,273,763	$16.04
Vested	(195,261)	$39.90
Forfeited	(45,050)	$27.93
Non-vested at March 31, 2022	1,744,069	$22.37

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$20.4

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the three months ended March 31, 2022:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2021	632,930	$33.54
Granted	8,100	$16.04
Vested	(77,330)	$57.56
Forfeited	(19,800)	$29.35
Non-vested at March 31, 2022	543,900	$30.01

PSUs granted in 2019 vested on the third anniversary of the grant, subject to the grantee’s continued employment.

The Company granted shares to certain employees in September and December 2021 that will be earned upon achievement of defined milestones. Earned shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the December 2021 shares granted to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the Nasdaq biotechnology index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable.

b)	Employee share purchase plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period. During the three months ended March 31, 2022, 3,558 ordinary shares were issued under the ESPP compared to 1,174 during the same period in 2021. As of March 31, 2022, a total of 123,744 ordinary shares remain available for issuance under the ESPP plan compared to a total of 130,852 as of March 31, 2021.

8	Income taxes

The Company recorded $0.6 million deferred tax benefit in relation to its operations in the United States, France and Switzerland during the three-month period ended March 31, 2022. The Company recorded $0.2 million net deferred tax expense in the prior year in the United States as of March 31, 2021.

The effective income tax rate of (1.3)% during the three months ended March 31, 2022 is substantially lower than the enacted rated of 25.8% in the Netherlands as the Company recorded a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate during the three months ended March 31, 2021 was 0.5% as the Company had recorded a valuation allowance against all its net deferred tax assets in the Netherlands.

9Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share. The shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of March 31, 2022 and March 31, 2021, respectively.

The potentially dilutive ordinary shares are summarized below:

	March 31,
	2022	2021

	(ordinary shares)
Stock options under 2014 Plans and previous plan	4,139,698	3,345,646
Non-vested RSUs and PSUs	2,287,969	796,982
Employee share purchase plan	745	729
Total potential dilutive ordinary shares	6,428,412	4,143,357

10Subsequent events

None.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors,” and our audited financial information and the notes thereto included in our Annual Report. Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a pipeline of innovative gene therapies, including product candidates for the treatment of Huntington’s disease, hemophilia B, temporal lobe epilepsy and Fabry disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a micro ribonucleic acid (“miRNA”) specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. We are currently conducting a Phase I/II clinical trial for AMT-130 in the U.S. and a Phase Ib/II study in the EU. Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible. AMT-130 has received Orphan Drug and Fast Track designations from the U.S. Food and Drug Administration (“FDA”) and Orphan Medicinal Product Designation from the European Medicines Agency (“EMA”).

In February 2022, the first two patients were dosed in our European Phase Ib/II study of AMT-130. The open-label study will enroll a total of 15 patients in two dose cohorts. The first and second dose cohorts will include 6 patients and 9 patients, respectively.

On March 21, 2022, we announced that we have completed the enrollment of all 26 patients in the first two cohorts of our randomized, double-blinded, Phase I/II clinical trial of AMT-130 taking place in the U.S. In the study, patients are randomized to either treatment with AMT-130 or to an imitation surgical procedure. The first dose cohort includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The second dose cohort includes 16 patients, of which ten patients received treatment with AMT-130 and six patients received imitation surgery. The Phase I/II clinical trial consists of a blinded 12-month period followed by unblinded long-term follow-up for five years. The treated patients have received a single administration of AMT-130 using MRI-guided, convection-enhanced stereotactic neurosurgical delivery directly into the striatum (caudate and putamen). The third cohort, which will include up to 18 additional randomized patients receiving the higher dose, will explore the use of alternative stereotactic navigation systems to simplify placement of catheters for infusions of AMT-130.

CSL Behring collaboration

On June 24, 2020, (the “Signing Date”), uniQure biopharma B.V., a wholly owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, the investigational gene therapy for patients with hemophilia B (the “Product”). The transaction became fully effective on May 6, 2021, one day after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired (“Closing”).

In March 2022, CSL Behring submitted certain global regulatory submissions for etranacogene dezaparvovec. On March 28, 2022, CSL Behring announced that the EMA accepted one of the global regulatory submissions - the Marketing Authorization Application (“MAA”) - under its accelerated assessment procedure. As of March 31, 2022, we received $20.0 million of the $55.0 million owed to us by CSL Behring related to the global regulatory submissions. The remaining $35.0 million was received in April 2022.

Preclinical programs

On May 2, 2022 we announced that we will be presenting certain preclinical findings on our gene therapy candidates for Huntington’s disease, refractory temporal lobe epilepsy, Fabry disease, Parkinson’s disease, Amyotrophic lateral sclerosis, and Alzheimer’s disease at the American Society of Gene and Cell Therapy Hybrid Congress in May 2022.

Covid pandemic

The coronavirus disease (“Covid”) caused by the severe acute respiratory syndrome coronavirus 2 (“Sars-CoV 2 virus”) was characterized as a pandemic by the World Health Organization (“WHO”) on March 11, 2020. Since then, various variants of the Sars-CoV 2 virus causing Covid have been identified.

a)	Workplace and employees

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

Effective March 1, 2022, we have implemented our base Covid-19 Protocol within the Lexington facility which requires only unvaccinated employees to wear facemasks and apply social distancing at the office. All non-essential Lexington employees are allowed to return to the office as space at the office allows and there is no longer a limitation on in-person meetings, although meetings organizers should still provide remote options for employees. This protocol will remain in place until July 1, 2022, unless extended or otherwise amended.

Effective February 28, 2022, the Amsterdam location is open to all employees and visitors, in line with the most updated Dutch government measures. We will continue to comply with additional Dutch measures, which amongst others is recommended for employers to make agreements with employees that allow working from home to continue to the extent applicable.

b)	Business impact

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

Russian-Ukrainian war

Our business is not directly impacted by the war as we do not operate in either Russia or the Ukraine. However, the war might potentially amplify the disruptive impact of the Covid pandemic.

Intellectual Property

On May 11, 2021, Pfizer, Inc. filed three petitions at the USPTO seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “‘248 Patent”) and 10,465,180 (the “‘180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents. In August 2021, we filed our responses asking the USPTO to deny institution of the IPR proceedings. On November 17, 2021, the PTAB issued decisions granting institution on all three IPR proceedings. Our response to the petition was filed on March 3, 2022. Pfizer’s reply to our response is due not later than June 17, 2022.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2022	2021
	(in thousands)
Total revenues	$1,792	$454
Research and development expenses	(45,003)	(32,656)
Selling, general and administrative expenses	(10,987)	(12,376)
Net loss	(46,678)	(41,556)

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $524.9 million and $556.3 million, respectively. We had a net loss of $46.7 million in the three months ended March 31, 2022 compared to a net loss of $41.6 million for the same period in 2021. As of March 31, 2022 and December 31, 2021, we had accumulated deficits of $501.8 million and $455.1 million, respectively.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2022 or reasonably possible changes of our critical accounting estimates as of March 31, 2022 that could have had a material impact on our results of operations for the three-month period ended March 31, 2022.

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs in the three months ended March 31, 2021 included employee expenses, as well as professional fees related to the preparation of a commercial launch of etranacogene dezaparvovec.

Other items, net

Our other income primarily consists of income from the subleasing of our Amsterdam facility.

Our other expense primarily consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table presents a comparison of our results of operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021	2022 vs 2021

	(in thousands)
Total revenues	$1,792	$454	$1,338
Operating expenses:
Research and development expenses	(45,003)	(32,656)	(12,347)
Selling, general and administrative expenses	(10,987)	(12,375)	1,388
Total operating expenses	(55,990)	(45,031)	(10,959)
Other income	311	352	(41)
Other expense	(193)	(233)	40
Loss from operations	(54,080)	(44,458)	(9,622)
Other non-operating items, net	6,786	3,115	3,671
Net loss before income tax income / (expense)	$(47,294)	$(41,343)	$(5,951)
Income tax income / (expense)	616	(213)	829
Net loss	$(46,678)	$(41,556)	$(5,122)

Revenue

Our collaboration revenue for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021	2022 vs 2021

	(in thousands)
Collaboration revenue CSL Behring	$1,436	$—	$1,436
Collaboration revenue BMS	356	454	(98)
Total revenues	$1,792	$454	$1,338

Research and development expenses

Research and development expenses for the three months ended March 31, 2022 were $45.0 million, compared to $32.7 million for the same period in 2021. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended March 31,
	2022	2021	2022 vs 2021
	(in thousands)
Huntington's disease (AMT-130)	$5,217	$1,971	$3,246
Programs in preclinical development and platform related expenses	4,552	2,289	2,263
Etranacogene dezaparvovec (AMT-060/061)	418	3,647	(3,229)
Total direct research and development expenses	$10,187	$7,907	$2,280

Employee and contractor-related expenses	16,164	11,595	4,569
Facility expenses	5,299	4,624	675
Disposables	4,533	3,344	1,189
Share-based compensation expense	4,054	2,679	1,375
Other expenses	2,562	2,507	55
Fair value changes related to contingent consideration	2,204	—	2,204
Total other research and development expenses	$34,816	$24,749	$10,067

Total research and development expenses	$45,003	$32,656	$12,347

Direct research and development expenses

Huntington disease (AMT-130)

In the three months ended March 31, 2022, and March 31, 2021, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States. The costs incurred for the three months ended March 31, 2022 also included costs related to our Phase I/IIb clinical trial in Europe.

Preclinical programs & platform development

In the three months ended March 31, 2022, we incurred $4.6 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of Fabry disease (AMT-191) and temporal lobe epilepsy (AMT-260), as well as various other research programs and technology innovation projects.

In the three months ended March 31, 2021, we incurred $2.3 million of costs primarily related to our preclinical activities primarily associated with product candidates for the treatment of SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects.

Hemophilia B (AMT-060/061)

In the three months ended March 31, 2022 and March 31, 2021, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial. Up to the Closing of the CSL Behring Agreement in May 2021 we also incurred costs related to the preparation of the global regulatory submissions and for commercialization of the Product. We also incurred costs for Manufacturing Development. After the Closing, CSL Behring is responsible for the clinical and regulatory development and commercialization of the Product, with the Company managing the existing trials on behalf of CSL Behring. Direct research and development expenses related to clinical development incurred in the three months ended March 31, 2022 are presented net of reimbursements due from CSL Behring.

In the same period in 2021, we also incurred costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. Our Phase IIb dose-confirmation study was initiated in January 2018 and dosing occurred in July and August 2018. Patients were dosed as part of our Phase I/II clinical trial of AMT-060 in 2015 and 2016.

Other research & development expenses

●	We incurred $16.2 million in personnel and contractor related expenses in the three months ended March 31, 2022, compared to $11.6 million for the same period in 2021. The increase was primarily a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $5.3 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended March 31, 2022, compared to $4.6 million in the same period in 2021;
●	We incurred $4.5 million in disposable costs compared to $3.3 million for the same period in 2021;
●	We incurred $4.1 million in share-based compensation expenses in the three months ended March 31, 2022, compared to $2.7 million for the same period in 2021. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel;
●	We incurred $2.6 million of other expenses for the three months ended March 31, 2022, compared to $2.5 million for the same period in 2021; and
●	We incurred $2.2 million of expenses in the three months ended March 31, 2022 related to an increase in the fair value of contingent consideration associated with the acquisition of Corlieve Therapeutics SAS (“Corlieve”), compared to nil for the same period in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $11.0 million, compared to $12.4 million for the same period in 2021.

●	We incurred $4.4 million in personnel and contractor related expenses in the three months ended March 31, 2022, compared to $3.9 million in the same period in 2021. The increase in the three months ended March 31, 2022, relates to the recruitment of personnel;
●	We incurred $2.8 million in share-based compensation expenses in the three months ended March 31, 2022, compared to $3.1 million in the same period in 2021; and
●	We incurred $1.1 million in professional fees in the three months ended March 31, 2022, compared to $2.9 million in the same period in 2021. We regularly incur accounting, audit and legal fees associated with operating as a public company. The decrease from the prior period is primarily related to a decrease in professional fees related to the licensing transaction with CSL Behring.

Other items, net

Other items, net for the periods presented primarily relate to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021	2022 vs 2021

	(in thousands)
Interest income	$42	$40	$2
Interest expense - Hercules long-term debt	(2,515)	(1,551)	(964)
Foreign currency gains, net	8,567	4,626	3,941
Other non-operating gains	692	—	692
Total other non-operating income, net	$6,786	$3,115	$3,671

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognize fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction (“CoC-payment”) as described elsewhere in this Quarterly Report on Form 10-Q.

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $8.6 million during the three months ended March 31, 2022, compared to a net gain of $4.6 million during the same period in 2021.

Income tax benefit / (expense)

We recognized $0.6 million of deferred tax benefit in the three months ended March 31, 2022, and $0.2 million of deferred tax expense for the same period in 2021.

Financial Position, Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and restricted cash of $528.1 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. We believe that our cash and cash equivalents will fund our operations into the first half of 2025 assuming the achievement of $175.0 million of first commercial sales milestones under the CSL Behring Agreement. Our material cash requirements include the following contractual and other obligations:

Debt

As of March 31, 2022, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million, with $8.3 million payable within 12 months. Future interest payments and financing fees associated with the loan total $34.5 million, with $8.3 million payable within 12 months. We are contractually required to repay the $100.0 million in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the Biologics License Application (“BLA”) for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of March 31, 2022, we had fixed lease payment obligations of $63.3 million, with $7.0 million payable within 12 months. The fixed lease payment obligations include payments owed under signed lease arrangements that are expected to commence in 2022.

Commitments related to Corlieve acquisition (nominal amounts)

In relation to the Corlieve acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the Stock Purchase Agreement between the Company and Corlieve (“SPA”). As of March 31, 2022, our commitment amount is $223.7 million. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain with the exception of a payment we made in February 2022 to acquire the remaining outstanding shares as well as certain payments for post-acquisition services in 2022. These payments are owed in Euro and have been translated at the foreign exchange rate as of March 31, 2022, of $1.11/€1.00. As of March 31, 2022, we expect these obligations will become payable between 2022 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the three months ended:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$559,353	$247,680
Net cash used in operating activities	(25,711)	(41,273)
Net cash used in investing activities	(4,880)	(3,876)
Net cash generated from financing activities	485	62,618
Foreign exchange impact	(1,168)	(1,620)
Cash, cash equivalents and restricted cash at the end of period	$528,079	$263,529

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon Closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $46.7 million in the three months ended March 31, 2022, compared to a net loss of $41.6 million during the same periods in 2021. As of March 31, 2022, we had an accumulated deficit of $501.8 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through May 2021, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners. In May 2021, we received a $462.4 million cash payment due from CSL Behring upon Closing. We have collected $55.0 million related to CSL Behring’s global regulatory submissions for etranacogene dezaparvovec in March and April 2022 and are eligible to receive additional milestone payments, as well as royalties on net sales from CSL Behring.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at the market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. In the year ended December 30, 2021, we received net proceeds of $29.6 million from the issuance of 921,730 ordinary shares that took place during March and April of last year.

On January 29, 2021, we drew down $35 million under our 2021 amendment (“2021 Amended Facility”) with Hercules. We drew down a further $30 million under our December 2021 amendment (“2021 Restated Facility”) with Hercules in December 2021.

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

Net Cash used in operating activities

Net cash used in operating activities was $25.7 million for the three months ended March 31, 2022 and consisted of net loss of $46.7 million adjusted for non-cash items, including depreciation and amortization expense of $2.1 million, share-based compensation expense of $6.9 million, changes in the fair value of contingent consideration and the derivative financial liability of $1.5 million, unrealized foreign exchange gains of $7.4 million and a change in deferred taxes of $0.6 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $18.4 million. There was a net decrease in accounts receivable and contract asset, prepaid expenses, and other current assets and receivables of $17.2 million, primarily related to the collection of $20.0 million of the contract asset related to CSL milestones of $55.0 million in March 2022. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $1.2 million.

Net cash used in operating activities was $41.3 million for the three months ended March 31, 2021 and consisted of a net loss of $41.6 million adjusted for non-cash items, including depreciation and amortization expense of $1.9 million, share-based compensation expense of $5.8 million, unrealized foreign exchange gains of $5.3 million and deferred tax expense of $0.2 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $2.2 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $8.0 million primarily related to the increase in a contract asset and receivable recorded for CSL expenses to be reimbursed as well as an increase in various prepayments for the year and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $5.8 million primarily related to an increase in contract liability for CSL expenses to be reimbursed and an increase in accruals for services provided by vendors not yet billed offset by the pay-out of employee bonuses.

Net cash used in investing activities

In the three months ended March 31, 2022, we used $4.9 million in our investing activities compared to $3.9 million for the same period in 2021.

	Three months ended March 31,
	2022	2021
	(in thousands)
Build out of Amsterdam site	$(3,740)	(2,416)
Build out of Lexington site	(318)	(1,460)
Acquisition of remaining outstanding ordinary shares related to Corlieve acquisition	(822)	—
Total investments	$(4,880)	$(3,876)

The build out of the Amsterdam site consumed $3.7 million cash during the three months ended March 31, 2022, compared to $2.4 million for the same period in 2021. The increase is a result of additional investments to support the expansions of our research and development activities.

Net cash generated from financing activities

In the three months ended March 31, 2022, we generated $0.5 million in our financing activities compared to $62.6 million for the same period in 2021.

	Three months ended March 31,
	2022	2021

	(in thousands)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	$485	$442
Proceeds from loan increment, net of debt issuance costs	-	34,603
Proceeds from issuance of ordinary shares, net of issuance costs	-	27,573
Net cash generated from financing activities	$485	$62,618

During the three months ended March 31, 2022, we received $0.5 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $0.4 million for the same period in 2021.

In January 2021, we received $34.6 million net proceeds from the Hercules 2021 Amended Facility (nil for same period in 2022).

We received net proceeds of $27.6 million associated with our ATM offering in March 2021 (nil for same period in 2022).

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	achieving the first commercial sales milestones and royalties as defined within the CSL Behring Agreement. Achieving the first commercial sales milestones amongst others are subject to CSL Behring obtaining required regulatory approvals, including MAA approval from the EMA, BLA approval from the FDA, and approval of a diagnostic test for neutralizing antibodies from the FDA;
●	the payment of milestone payments that we might owe to former shareholders of Corlieve;
●	the repayments of the principal amount of our venture debt loan with Hercules, which following the December 15, 2021 amendment will be due in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility; and
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2022, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on such evaluation, our CEO and CFO concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report, for information regarding terminated material legal proceedings. Except as set forth therein, there have been no new material legal proceedings.

Item 1A.Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report, before deciding to invest in our ordinary shares. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	Our business, operations and supply chain have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.
●	We have encountered, and may continue to encounter, delays in, and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates, and we may not be successful in our efforts to create innovative programs, platform technologies or other technologies to be competitive with others.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy, and any such transactions may not achieve the expected cash flows or could result in additional costs and challenges.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	Our resources might be adversely affected if we are unable to successfully complete pre-approval inspections required by regulators or meet our supply needs and obligations, which could adversely affect our ability to sufficiently meet our future production needs or regulatory filing or approval timelines.
●	We cannot predict when or if we will obtain marketing approval to commercialize any of our product candidates, or whether they will be commercially successful once approved. If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer. We also have experienced and could continue to experience increased competition for, and compensation expenses associated with employee recruiting and employee retention, which could adversely affect our business.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
●	Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or other errors or disruptions, which could result in a material disruption of our product development programs, such as potential issues with data integrity or loss of data.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

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

As evidenced by the postponement of procedures for two patients in our Phase I/II clinical study of AMT-130 in 2020, the evolving Covid pandemic has impacted the pace of enrollment and procedures in our clinical trials, as well as caused challenges in scheduling follow-up visits and managing other aspects of our clinical trials. We may in the future be affected by similar delays as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff may no longer be able to get to the clinic due to restrictions or illness. Such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of Covid patients, thereby decreasing availability, in whole or in part, for clinical trial services. In addition, employee disruptions and remote working environments related to the Covid pandemic, and federal, state, and local public health measures designed to mitigate the spread of the virus, have impacted, and could continue to negatively impact the efficiency and pace with which we work and develop our product candidates and our manufacturing capabilities. Further, while the potential economic impact brought by, and the duration of, the Covid pandemic is difficult to assess or predict, the impact of the Covid pandemic on global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. The ultimate impact of the Covid pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities or on healthcare systems or the global economy as a whole. However, these negative effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on whom we rely.

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

All of our product candidates are in research or development. We have not generated any revenues from the sale of products or manufacturing of a product for a third party and do not expect to generate any such revenue until this year, at the earliest. Our product candidates including AMT-130 and any of our other potential product candidates will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

Certain of our product candidates may require medical devices for product administration and/or diagnostics, resulting in our product candidates being deemed combination products or otherwise being dependent upon additional regulatory approvals. This may result in the need to comply with additional regulatory requirements. If we are unable to meet these regulatory requirements, we may be delayed or not be able to obtain product approval.

Certain of our product candidates, such as AMT-130, require medical devices, such as a stereotactic, magnetic resonance imaging guided catheter, for product administration. Other of our product candidates may also require the use of a companion diagnostic device to confirm the presence of specific genetic or other biomarkers. We currently expect that a diagnostic test will be required to determine the levels of neutralizing antibodies present in a patient seeking treatment with etranacogene dezaparvovec, and that regulatory approval of such a diagnostic test will be required. The approval could adversely affect the timing of a first commercial sale of etranacogene dezaparvovec if it does not occur, or if it occurs after or delays regulatory approval of etranacogene dezaparvovec. Currently, CSL Behring is working directly with a third-party provider to gain regulatory health approval of such a diagnostic test, which is based on the clinical diagnostic test used during the development of etranacogene dezaparvovec.

It is also possible that our product candidates would be deemed to be combination products, potentially necessitating compliance with the FDA’s investigational device regulations, separate marketing application submissions for the medical device component, a demonstration that our product candidates are safe and effective when used in combination with the medical devices, cross labeling with the medical device, and compliance with certain of the FDA’s device regulations.  If we are not able to comply with the FDA’s device regulations, if we are not able to effectively partner with the applicable medical device manufacturers, if we or any partners are not able to obtain any required FDA clearances or approvals of the applicable medical devices, or if we are not able to demonstrate that our product candidates are safe and efficacious when used with the applicable medical devices, we may be delayed in or may never obtain FDA approval for our product candidates, which would materially harm our business.

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

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, war or cases of force majeure and acts of god (including the effects of the Covid pandemic) beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Additionally, regulatory criteria with respect to orphan products is evolving, especially in the area of gene therapy. By example, in the United States, whether two gene therapies are considered to be the same for the purpose of determining clinical superiority was recently updated via a final guidance document specific to gene therapies, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Depending on the products, whether two products are ultimately considered to be the same may be determined by FDA on a case-by-case basis, making it difficult to make predictions regarding when FDA might be able to make an approval of a product effective and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our product candidates will be deemed to be the same as another product or product candidate is uncertain.

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

Where we partner with third parties for the development, approval, and marketing of a product, such third parties will be subject to the same regulatory obligations as we will.  However, as we will not control the actions of the applicable third parties, we will be reliant on them to meet their contractual and regulatory obligations. By example, the decisions associated with regulatory filings and approvals for AMT-061 have been, and will continue to be, largely controlled by CSL Behring, and we will not have final decision-making authority in that regard.  Accordingly, actions taken by any of our partners could materially and adversely impact our business.

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

The addressable markets for AAV-based gene therapies may be impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid may not be eligible for administration of a gene therapy that includes this particular capsid. For example, etranacogene dezaparvovec, the gene therapy candidate for hemophilia B patients, incorporates an AAV5 capsid. In our Phase I/II clinical study of AMT-060, we screened patients for pre-existing anti-AAV5 antibodies to determine their eligibility for the trial. Three of the ten patients screened for the study tested positive for anti-AAV5 antibodies on reanalysis. Although we did not observe any ill-effects or correlation between the level of anti-AAV5 antibodies and clinical outcomes in these three patients, suggesting that patients who have anti-AAV5 antibodies may still be eligible for AAV5-based gene therapies, since we only have been able to test a limited number of patients and have limited clinical and pre-clinical data, we do not know if future clinical studies will confirm these results. This may limit the addressable market for etranacogene dezaparvovec and any future revenues derived from the sale of the product, if approved.

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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

Our reliance on these third-parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with good laboratory practices, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with good clinical practices (“GCPs”) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

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

Any acquisition, including the recent acquisition of Corlieve Therapeutics SAS (“Corlieve”), could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. We could incur additional costs related to resources to align our business practices and operations. Moreover, we cannot assure that the anticipated benefits of any acquisition would be realized in a timely manner, if at all.

Additionally, the product candidate and intellectual property rights that we acquired in the acquisition of Corlieve were developed and owned by Corlieve and its licensors and we have not yet demonstrated an ability to develop, advance, or run clinical trials with this product candidate. As a result, we cannot ensure that we will be able to successfully advance this product candidate going forward.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a gain in the year ended December 31, 2021, but incurred significant losses in previous prior years and expect to incur losses over the next several years and may never achieve or maintain profitability.

We had a net loss of $46.7 million in the three months ended March 31, 2022, and a net gain of $329.6 million in the full year 2021. As of March 31, 2022, we had an accumulated deficit of $501.8 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2022 and 2023 primarily from payments we collected and expect to collect in relation to the CSL Behring Agreement. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of March 31, 2022, we had $100.0 million of outstanding principal of borrowings under the 2021 Restated Facility, which we are required to repay in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through April 27, 2022, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on April 27, 2022, was $15.15 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 50.3% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of March 31, 2022. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Although we report as a U.S. domestic filer for SEC purposes, our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees, and other stakeholders and not only those of our shareholders (as would be required under the law of most U.S. jurisdictions). As a result of these considerations our directors may take action that would be different than those that would be taken by a company organized under the law of some U.S. jurisdictions.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 2, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 2, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Dated May 2, 2022