Form 10-Q
period 2022-06-30
uniQure N.V.
filed 2022-08-08
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 46,729,077 ordinary shares, par value €0.05, outstanding.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$500,524	$556,256
Accounts receivable and contract asset	3,119	58,768
Inventories	2,949	-
Prepaid expenses	15,126	10,540
Other current assets and receivables	1,581	2,675
Total current assets	523,299	628,239
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $39.4 million as of June 30, 2022 and $36.9 million as of December 31, 2021	45,984	43,505
Operating lease right-of-use assets	28,482	25,573
Intangible assets, net, including an in-process research and development asset of $56.0 million as of June 30, 2022 and $60.8 million as of December 31, 2021	57,450	62,686
Goodwill	24,976	27,633
Deferred tax assets, net	15,046	15,647
Other non-current assets	5,974	5,897
Total non-current assets	177,912	180,941
Total assets	$701,211	$809,180
Current liabilities
Accounts payable	$10,028	$2,502
Accrued expenses and other current liabilities	23,047	28,487
Current portion of contingent consideration	8,681	—
Current portion of operating lease liabilities	6,505	5,774
Total current liabilities	48,261	36,763
Non-current liabilities
Long-term debt	101,890	100,963
Contingent consideration, net of current portion	20,405	29,542
Operating lease liabilities, net of current portion	30,721	28,987
Deferred tax liability, net	9,953	12,913
Other non-current liabilities	3,493	4,236
Total non-current liabilities	166,462	176,641
Total liabilities	214,723	213,404
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of June 30, 2022 and December 31, 2021 and 46,684,583 and 46,298,635 ordinary shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,823	2,802
Additional paid-in-capital	1,092,176	1,076,972
Accumulated other comprehensive loss	(67,630)	(28,856)
Accumulated deficit	(540,881)	(455,142)
Total shareholders' equity	486,488	595,776
Total liabilities and shareholders' equity	$701,211	$809,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$—	$462,400	$—	$462,400
Collaboration revenues	497	1,468	2,289	1,922
Total revenues	497	463,868	2,289	464,322
Operating expenses:
Cost of contract revenues	—	(23,178)	—	(23,178)
Cost of contract manufacturing	(832)	—	(832)	—
Research and development expenses	(46,192)	(32,747)	(91,195)	(64,777)
Selling, general and administrative expenses	(12,491)	(17,299)	(23,478)	(30,300)
Total operating expenses	(59,515)	(73,224)	(115,505)	(118,255)
Other income	3,186	7,590	3,496	7,942
Other expense	(229)	(226)	(422)	(459)
(Loss) / income from operations	(56,061)	398,008	(110,142)	353,550
Interest income	35	37	78	77
Interest expense	(2,694)	(1,902)	(5,210)	(3,453)
Foreign currency gains, net	19,398	6,583	27,966	11,209
Other non-operating (losses) / gains, net	(57)	—	635	—
(Loss) / income before income tax benefit / (expense)	$(39,379)	$402,726	$(86,673)	$361,383
Income tax benefit / (expense)	318	(3,258)	934	(3,471)
Net (loss) / income	$(39,061)	$399,468	$(85,739)	$357,912
Other comprehensive loss:
Foreign currency translation adjustments	(28,324)	(6,942)	(38,774)	(14,502)
Total comprehensive (loss) / gain	$(67,385)	$392,526	$(124,513)	$343,410
Earnings per ordinary share - basic
Basic net (loss) / income per ordinary share	$(0.84)	$8.68	$(1.84)	$7.82
Earnings per ordinary share - diluted
Diluted net (loss) / income per ordinary share	$(0.84)	$8.51	$(1.84)	$7.67
Weighted average shares - basic	46,668,554	46,037,900	46,634,026	45,754,766
Weighted average shares - diluted	46,668,554	46,929,870	46,634,026	46,678,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2022 AND 2021

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity

	(in thousands, except share and per share amounts)
Balance at March 31, 2021	45,924,729	$2,780	$1,049,850	$2,347	$(826,287)	$228,690
Income for the period	—	—	—	—	399,468	399,468
Other comprehensive loss	—	—	—	(6,942)	—	(6,942)
Issuance of ordinary shares	61,845	3	1,862	—	—	1,865
Income tax benefit of past share issuance cost	—	—	2,977	—	—	2,977
Exercise of share options	55,194	4	515	—	—	519
Restricted share units distributed during the period	8,482	1	(1)	—	—	—
Share-based compensation expense	—	—	7,031	—	—	7,031
Balance at June 30, 2021	46,050,250	$2,788	$1,062,234	$(4,595)	$(426,819)	$633,608

Balance at March 31, 2022	46,641,448	$2,821	$1,084,306	$(39,306)	$(501,820)	$546,001
Loss for the period	—	—	—	—	(39,061)	(39,061)
Other comprehensive loss	—	—	—	(28,324)	—	(28,324)
Exercise of share options	4,470	—	29	—	—	29
Restricted share units distributed during the period	36,333	2	(2)	—	—	—
Share-based compensation expense	—	—	7,813	—	—	7,813
Issuance of ordinary shares relating to employee stock purchase plan	2,332	—	30	—	—	30
Balance at June 30, 2022	46,684,583	$2,823	$1,092,176	$(67,630)	$(540,881)	$486,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2022 AND 2021

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Income for the period	—	—	—	—	357,912	357,912
Other comprehensive loss	—	—	—	(14,502)	—	(14,502)
Issuance of ordinary shares	921,730	55	29,509	—	—	29,564
Income tax benefit of past share issuance cost	—	—	2,977	—	—	2,977
Exercises of share options	71,976	5	906	—	—	911
Restricted and performance share units distributed during the period	277,571	17	(17)	—	—	—
Share-based compensation expense	—	—	12,792	—	—	12,792
Issuance of ordinary shares relating to employee stock purchase plan	1,174	—	49	—	—	49
Balance at June 30, 2021	46,050,250	$2,788	$1,062,234	$(4,595)	$(426,819)	$633,608

Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(85,739)	(85,739)
Other comprehensive loss	—	—	—	(38,774)	—	(38,774)
Exercise of share options	72,594	4	449	—	—	453
Restricted and performance share units distributed during the period	307,464	17	(17)	—	—	—
Share-based compensation expense	—	—	14,682	—	—	14,682
Issuance of ordinary shares relating to employee stock purchase plan	5,890	—	90	—	—	90
Balance at June 30, 2022	46,684,583	$2,823	$1,092,176	$(67,630)	$(540,881)	$486,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2022	2021

	(in thousands)
Cash flows from operating activities
Net (loss) / income	$(85,739)	$357,912
Adjustments to reconcile net (loss) / income to net cash (used in) / generated from operating activities:
Depreciation and amortization expense	4,103	3,667
Share-based compensation expense	14,682	12,792
Deferred tax (income) / expense	(934)	3,471
Changes in fair value of contingent consideration and derivative financial instrument, net	1,371	-
Unrealized foreign exchange gains, net	(24,491)	(12,279)
Other non-cash items, net	(257)	(2,932)
Changes in operating assets and liabilities:
Accounts receivable and contract asset, prepaid expenses, and other current assets and receivables	46,492	(3,355)
Inventories	(2,949)	-
Accounts payable	7,632	10,444
Accrued expenses, other liabilities, and operating leases	(1,299)	5,486
Net cash (used in) / generated from operating activities	(41,389)	375,206
Cash flows from investing activities
Purchases of property, plant, and equipment	(8,637)	(6,191)
Acquisition of remaining outstanding ordinary shares related to Corlieve acquisition	(822)	-
Net cash used in investing activities	(9,459)	(6,191)
Cash flows from financing activities
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	543	960
Proceeds from loan increment, net of debt issuance costs	-	34,603
Proceeds from issuance of ordinary shares	-	30,899
Share issuance costs from issuance of ordinary shares	-	(1,334)
Net cash generated from financing activities	543	65,128
Currency effect on cash, cash equivalents and restricted cash	(5,382)	(1,665)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(55,687)	432,478
Cash, cash equivalents and restricted cash at beginning of period	559,353	247,680
Cash, cash equivalents and restricted cash at the end of period	$503,666	$680,158
Cash and cash equivalents	$500,524	$677,330
Restricted cash related to leasehold and other deposits	3,142	2,828
Total cash, cash equivalents and restricted cash	$503,666	$680,158
Supplemental cash flow disclosures:
Cash paid for interest	$(3,980)	$(2,943)
Non-cash (decrease) / increase in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(277)	$3,488

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022, except as noted below.

Inventory

The Company started producing commercial materials in April 2022 to supply CSL Behring LLC (“CSL Behring”) with etranacogene dezaparvovec (the “Product”) in accordance with the June 2020 Development and Commercial Supply Agreement between the Company and CSL Behring. From this date onwards, the Company presents the costs associated with the aforementioned activities as cost of contract manufacturing. The Company capitalizes inventory to be sold to CSL Behring to the extent it expects to generate probable future benefits from such sales. Refer to Note 3, “CSL Behring collaboration” for further detail.

Per ASC 330, Inventory, inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. The Company uses standard costs, approximating average costs to determine its cost basis for inventories. The Company’s assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. As applicable, write-downs resulting from adjustments to net realizable value will be recorded to cost of contract manufacturing.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	CSL Behring collaboration

On June 24, 2020 (the “Signing Date”), uniQure biopharma B.V., a wholly-owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring, pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B.

The transaction became fully effective on May 6, 2021, one day after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) expired on May 5, 2021 (“Closing”).

The Company identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License Sale”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of the Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

The Company continued to develop the Product between the Signing Date and Closing and performed certain reimbursable activities to fulfill the transfer of the global rights (“Additional Covenants” that are included as part of the “License Sale”). The Additional Covenants are not considered distinct from the performance obligation to sell the license to CSL Behring as CSL Behring could not benefit from the Additional Covenants on their own, or have these activities be performed with readily available resources.

The Company determined that the fixed upfront payment of $450.0 million and the $12.4 million that the Company received in relation to the Additional Covenants should be allocated to the License Sale.  The Company determined that the License Sale was completed on May 6, 2021, when it transferred the license and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing, the Company evaluated the amounts of potential payments and the likelihood that the payments will be received. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since the Company cannot control the achievement of regulatory and first commercial sales milestones, the Company concluded that the potential payments are constrained as of Closing. The Company determined that it would recognize revenue related to these payments only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. Similarly, the Company records expenses related to its existing license and other agreements as well as its financial advisor for a mid-single digit percentage of any such revenue recognized associated to meeting a milestone. The Company includes payments related to sales milestones in the transaction price when their achievement becomes probable, and it will include royalties on the sale of the Product once these have been earned. The Company recognized $462.4 million of license revenue in the three and six months ended June 30, 2021 related to the License Sale. During the three and six months ended June 30, 2022, the Company did not recognize any license revenue.

The Company recognized nil and $1.4 million of collaboration revenue in the three and six months ended June 30, 2022, compared to $0.4 million in the three and six months ended June 30, 2021. The Company generates such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring as well as additional development services that CSL Behring requested. These collaboration services are reimbursed at the pre-agreed full-time-employee rate (“FTE-rate”).

As of December 31, 2021, the Company recorded accounts receivable of $2.9 million from CSL Behring related to clinical development services as well as a contract asset of $55.0 million associated with milestone payments due upon CSL Behring’s global regulatory submissions for etranacogene dezaparvovec, which were deemed to be probable. In March and April 2022, CSL Behring submitted marketing applications in the United States and European Union, and as of June 30, 2022, the Company had collected the $55.0 million owed. As of June 30, 2022, the Company had accounts receivable of $2.7 million from CSL Behring.

The Company commenced capitalizing inventory in April 2022 for the Product to be sold to CSL Behring. The inventory balance consisted of $2.0 million of work in progress and $1.0 million of raw materials as of June 30, 2022.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2021
Assets:
Cash and cash equivalents	$556,256	$—	$—	$556,256	Cash and cash equivalents
Restricted cash	3,097	—	—	3,097	Other non-current assets
Total assets	$559,353	$—	$—	$559,353
Liabilities:
Contingent consideration	—	—	29,542	29,542	Contingent consideration
Derivative financial instrument	—	—	2,805	2,805	Other non-current liabilities
Consideration for post-acquisition services	—	—	846	846	Other non-current liabilities
Total liabilities	$—	$—	$33,193	$33,193
At June 30, 2022
Assets:
Cash and cash equivalents	$500,524	$—	$—	$500,524	Cash and cash equivalents
Restricted cash	3,142	—	—	3,142	Other non-current assets
Total assets	$503,666	$—	$—	$503,666
Liabilities:
Contingent consideration	—	—	29,086	29,086	Current portion of contingent consideration; contingent consideration, net of current portion
Derivative financial instrument	—	—	2,171	2,171	Other non-current liabilities
Consideration for post-acquisition services	—	—	689	689	Other non-current liabilities
Total liabilities	$—	$—	$31,946	$31,946

Derivative financial instrument

The Company issued a derivative financial instrument related to its collaboration with BMS.

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four collaboration targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of June 30, 2022 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determines the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of June 30, 2022 and December 31, 2021. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment, the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of June 30, 2022 was $2.2 million and as of December 31, 2021 was $2.8 million. The increase of the fair market value of the derivative financial liability of $0.1 million for the three month period ended June 30, 2022 was recorded as a loss and the decrease of the fair market value of $0.6 million for the six months ended June 30, 2022 was recorded as a gain within Other non-operating (losses) / gains (nil in the same periods in 2021).

Contingent consideration

The Company is required to pay up to EUR 178.8 million ($186.9 million) at June 30, 2022 to the former shareholders of Corlieve upon the achievement of contractually defined milestones in connection with the Company’s acquisition of Corlieve. The fair market value of the contingent consideration was determined using unobservable initial inputs with respect to (i) the probability of achieving the relevant milestones, or POS, (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk. The discount rate was determined using the effective interest rate of the Company’s existing debt facility adjusted for difference in maturity dates based on market data on effective yields for US bonds with a CCC credit rating.

The fair value of the contingent consideration as of June 30, 2022 was $29.1 million (December 31, 2021: $29.5 million) using discount rates of approximately 11.3% to 11.7% (December 31, 2021: 10.9% to 11.9%) as well as a 55.0% (December 31, 2021: 55.0%) likelihood of AMT-260 advancing into clinical development by no later than early 2024. If as of June 30, 2022 the Company had assumed a 100% likelihood of AMT-260 advancing into clinical development, then the fair value of the contingent consideration would have increased to $46.1 million. If as of June 30, 2022 the Company assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent consideration are recognized within research and development expenses in the consolidated statements of operations.

The following table presents the changes in fair value of contingent consideration between December 31, 2021 and June 30, 2022:

Amount of
contingent
consideration
2022
(in thousands)
Balance at December 31, 2021	$29,542
Change in fair value (presented within research and development expenses)	2,007
Currency translation effects	(2,463)
Balance at June 30, 2022	$29,086

As of June 30, 2022, the Company classified $8.7 million of the total contingent consideration of $29.1 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2022	2021

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$15,195	$13,012
Personnel related accruals and liabilities	7,852	12,603
Accrued contract fulfillment costs and costs to obtain a contract	—	2,872
Total	$23,047	$28,487

6Long-term debt

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

Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility with a total outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. The Company drew down an additional $30.0 million at the time of the December 2021 amendment, resulting in total principal outstanding as of June 30, 2022 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period was extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the Biologics License Application (“BLA”) for AMT-061 is approved by the U.S. Food and Drug Administration (“FDA”) or (b) AMT-130 is advanced into a pivotal trial. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, the Company owes a back-end fee of 4.85% of the outstanding debt. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The Company continues to owe a $2.5 million back-end fee related to the 2021 Amended Facility which is due on June 1, 2023.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2021 Restated Facility was $102.6 million as of June 30, 2022, compared to $101.6 million as of December 31, 2021, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facility in the three and six months ended June 30, 2022 was $6.3 million and $8.4 million, respectively compared to a foreign currency gain of $0.9 million and loss of $2.2 million during the same periods in 2021 for the 2018 Amended Facility and the 2021 Amended Facility.

Interest expense associated with the 2021 Restated Facility during the three and six months ended June 30, 2022 was $2.6 million and $5.0 million, respectively compared to $1.8 million and $3.4 million, respectively, during the same periods in 2021 for the 2018 Amended Facility and the 2021 Amended Facility.

As a covenant in the 2021 Restated Facility the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. The Company, beginning on April 1, 2023, is also required to keep a minimum of unrestricted cash of at least 50% of the loan amount outstanding. If, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial, the minimum cash covenant will be lowered to at least 30% of the loan amount outstanding and its effectiveness will be deferred to April 1, 2024. In combination with other covenants, the 2021 Restated Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $701.2 million, with the exception of $89.2 million of cash and cash equivalents and other current assets held by uniQure N.V. and $85.1 million of other current assets and investment held by Corlieve Therapeutics SAS.

The 2021 Restated Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2022, the Company was in material compliance with all covenants and provisions.

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

In June 2018, the Company’s shareholders adopted and approved an employee share purchase plan (“ESPP”) allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period.

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Research and development	$4,306	$3,294	$8,360	$5,974
Selling, general and administrative	3,359	3,737	6,174	6,818
Cost of contract manufacturing	148	—	148	—
Total	$7,813	$7,030	$14,682	$12,792

Share-based compensation expense recognized by award type of the 2014 Plans as well as the ESPP was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$3,438	$3,350	$6,693	$6,190
Restricted share units	4,127	3,222	7,397	5,782
Performance share units	242	449	580	803
ESPP	6	9	12	17
Total	$7,813	$7,030	$14,682	$12,792

As of June 30, 2022, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$32,429	2.76
Restricted share units	33,228	2.20
Performance share units	202	0.21
Total	$65,859	2.47

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

The following tables summarize option activity under the Company’s 2014 Plans for the six months ended June 30, 2022:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2021	3,308,325	$31.02
Granted	1,343,496	$15.66
Forfeited	(106,166)	$37.70
Expired	(66,587)	$39.53
Exercised	(68,594)	$6.39
Outstanding at June 30, 2022	4,410,474	$26.44
Thereof, fully vested and exercisable on June 30, 2022	2,045,905	$27.21
Thereof, outstanding and expected to vest after June 30, 2022	2,364,569	$25.77

Total weighted average grant date fair value of options issued during the period (in $ millions)	$11.9
Proceeds from option sales during the period (in $ millions)	$0.5

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2022	2021	2022	2021
Expected volatility	70%	75%	70%	75%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	3.03% - 3.44%	1.72 - 1.85%	2.12% - 3.44%	1.21 - 1.85%
Expected dividend yield	0%	0%	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the six months ended June 30, 2022:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2021	710,617	$38.89
Granted	1,496,443	$15.81
Vested	(230,794)	$39.64
Forfeited	(94,596)	$25.20
Non-vested at June 30, 2022	1,881,670	$21.13

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$23.7

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the six months ended June 30, 2022:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2021	632,930	$33.54
Granted	34,700	$15.11
Vested	(77,330)	$57.56
Forfeited	(24,400)	$29.35
Non-vested at June 30, 2022	565,900	$29.31

PSUs granted in 2019 vested on the third anniversary of the grant, subject to the grantee’s continued employment.

The Company granted shares to certain employees in September and December 2021 and at various dates during the six months ended June 30, 2022 that will be earned upon achievement of defined milestones. Earned shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the December 2021 shares granted to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the Nasdaq biotechnology index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable.

ESPP

During the six months ended June 30, 2022, 5,890 ordinary shares were issued under the ESPP compared to 1,174 during the same period in 2021. As of June 30, 2022, a total of 121,414 ordinary shares remain available for issuance under the ESPP plan compared to a total of 130,852 as of June 30, 2021.

8	Income taxes

The Company recorded $0.3 and $0.9 million deferred tax benefit in relation to its operations in the United States and France during the three and six months ended June 30, 2022, respectively. The Company recorded $3.3 million and $3.5 million in deferred income tax expense in the prior year in the United States and the Netherlands for the three and six months ended June 30, 2021, respectively, of which $3.0 million in the three and six months periods related to the Netherlands.

The effective income tax rate of -0.8% and -1.1% during the three and six months ended June 30, 2022 is substantially lower than the enacted rated of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate during the three and six months ended June 30, 2021 was -0.8% and -1.0%, respectively, as the Company had recorded a valuation allowance against all its net deferred tax assets in the Netherlands.

9Basic and diluted earnings per share

Basic net (loss) / income per ordinary share is computed by dividing net (loss) / income for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. For the three and six months ended June 30, 2021, dilutive net income per ordinary share is computed using the treasury method. As the Company has incurred a loss in the three and six months ended June 30, 2022, all potentially dilutive ordinary shares for these periods would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and six months ended June 30, 2022.

The potentially dilutive ordinary shares are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except share amounts)		(in thousands, except share amounts)
Numerator:
Net (loss) / income attributable to ordinary shares	$(39,061)	$399,468	$(85,739)	$357,912
	(39,061)	399,468	(85,739)	357,912
Denominator:
Weighted-average number of ordinary shares outstanding - basic	46,668,554	46,037,900	46,634,026	45,754,766
Stock options under 2014 Plans and previous plan	—	797,165	—	824,101
Non-vested RSUs and PSUs	—	92,681	—	98,514
Employee share purchase plan	—	2,124	—	1,454
Weighted-average number of ordinary shares outstanding - diluted	46,668,554	46,929,870	46,634,026	46,678,835

The following table presents ordinary share equivalents that were excluded from the calculation of diluted net (loss) / income per ordinary share for the three and six months ended June 30, 2022 and 2021 as the effect of their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	4,420,474	2,634,766	4,420,474	2,607,830
Non-vested RSUs and PSUs	2,447,570	757,544	2,447,570	751,711
Employee share purchase plan	1,464	1,414	1,464	1,802
Total anti-dilutive ordinary share equivalents	6,869,508	3,393,724	6,869,508	3,361,343

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of the three and six months ended June 30, 2022.

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

Overview

We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a pipeline of innovative gene therapies, including product candidates for the treatment of Huntington’s disease, hemophilia B, which effective May 6, 2021, we licensed to CSL Behring LLC (“CSL Behring”), temporal lobe epilepsy and Fabry disease. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”)-compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Business Developments

Below is a summary of our recent significant business developments:

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a micro ribonucleic acid (“miRNA”) specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment. We are currently conducting a Phase I/II clinical trial for AMT-130 in the United States (“U.S.”) and a Phase Ib/II study in the European Union (“EU”). Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130 to take forward into Phase III development or into a confirmatory study should an accelerated registration pathway be feasible. AMT-130 has received Orphan Drug and Fast Track designations from the U.S. Food and Drug Administration (“FDA”) and Orphan Medicinal Product Designation from the European Medicines Agency (“EMA”).

On March 21, 2022, we announced that we have completed the enrollment of all 26 patients in the first two cohorts of our randomized, double-blinded, Phase I/II clinical trial of AMT-130 taking place in the U.S. In the study, patients are randomized to either treatment with AMT-130 or to an imitation surgical procedure. The treated patients have received a single administration of AMT-130 using MRI-guided, convection-enhanced stereotactic neurosurgical delivery directly into the striatum (caudate and putamen).The trial consists of a blinded 12-month period followed by unblinded long-term follow-up for five years. The low-dose cohort includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The higher-dose cohort includes 16 patients, of which 10 patients received treatment with AMT-130 and six patients received imitation surgery. A third cohort, which will include up to 18 additional randomized patients receiving the higher dose, will explore the use of alternative stereotactic navigation systems to simplify placement of catheters for infusions of AMT-130.

On June 23, 2022, we announced safety and biomarker data from the 10 patients enrolled in the low-dose cohort. At 12 months of follow-up on the patients in the low-dose cohort:

●	AMT-130 was generally well-tolerated with no serious adverse events related to AMT-130 reported in the treated patients. There were two serious adverse events unrelated to AMT-130, including a deep-vein thrombosis in the elbow of one patient that was resolved with anticoagulants and transient post-operative delirium in a second patient that was resolved through supportive care.

●	In the four treated patients with evaluable data, mean levels of mutant Huntingtin protein in the cerebral spinal fluid (“CSF mHTT”) declined at all timepoints compared to baseline and decreased by 53.8% at 12 months of follow-up (range 44% decrease to 71% decrease). In the three control patients with evaluable data, mean levels of CSF mHTT showed an increase compared to baseline at one, three, six and nine months of follow-up, and decreased by 16.8% compared at 12 months of follow-up (range 35% increase to 47% decrease).
●	In the six treated patients, measurements of neurofilament light chain in the cerebral spinal fluid (“CSF NfL”), a biomarker of neuronal damage, initially increased as expected following the AMT-130 surgical procedure and declined thereafter, nearing baseline at 12 months of follow-up. At 12 months, mean CSF NfL showed an 8% increase compared to baseline (range 46% increase to 14% decrease). Two of the six treated patients were at or below baseline at 12 months of follow-up, with an additional patient below baseline at 15 and 18 months of follow-up. In the four control patients, mean CSF NfL remained stable or slightly declined over 12 months (range 1% increase to 35% decrease).

Also on June 23, 2022, we announced that 10 patients in our European Phase Ib/II study had been treated with AMT-130. The open-label study will enroll a total of 15 patients in two dose cohorts.

In July 2022, we learned that three patients of the 14 patients that were treated with the higher dose of AMT-130 in our Phase Ib/II clinical trial had experienced certain serious adverse reactions that were potentially attributable to AMT-130. Two patients experienced localized inflammatory responses and related symptoms shortly after the procedure, while the third patient experienced severe headaches and other related symptoms. All three patients were treated and released from the hospital. The reactions in these three patients each have been classified as suspected unexpected serious adverse reactions (“SUSARs”) and reported to the appropriate regulatory agencies in the U.S. and Europe.

Following a review of these SUSARs by the independent Data Safety Monitoring Board for the clinical trial (the “DSMB”), the DSMB did not believe that such reactions represented dose limiting toxicities, but did recommend postponement of further enrollment and dosing of high dose patients and postponement of further site activation until the DSMB conducts a comprehensive safety review. We are following the DSMB’s recommendations and expect to hold the safety review in the third quarter or early fourth quarter of 2022. While the DSMB recommended postponement of dosing of patients with the AMT-130 high dose, it also stated that eligible trial participants that did not initially receive treatment in the U.S. low dose cohort could cross over to receive a low dose intervention. The Company expects that such control patients from the U.S. low dose cohort will cross over to receive the low dose intervention during the third quarter of 2022.

In the U.S. Phase I/II clinical trial, all 26 patients in the first two dose cohorts have been enrolled. In the European Phase Ib/II study, the six patient lower dose cohort is fully enrolled. Four of nine patients in the European clinical trial have been enrolled in the higher dose cohort. To date, a total of 36 patients have been enrolled across the two clinical trials including 10 control patients and 26 patients treated with AMT-130, of which 14 patients received the higher dose and 12 patients received the low dose.

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

In March and April 2022, CSL Behring submitted marketing applications for etranacogene dezaparvovec in the U.S. and European Union. On March 28, 2022, CSL Behring announced that EMA had accepted the Marketing Authorization Application (“MAA”). On May 24, 2022, we announced that the FDA had accepted for review the Biologics License Application (“BLA”). As of June 30, 2022, we received the $55.0 million owed to us by CSL Behring related to the global regulatory submissions.

In July 2022, CSL Behring was notified by the Committee for Advanced Therapies (“CAT”) in Europe that they will be unable to complete their review in accordance with the accelerated assessment timetable and will now switch to a standard review procedures. In the United States, the BLA remains under Priority Review at this time.

In July 2022, following a comprehensive multi-day facility inspection, the EMA notified us that Good Manufacturing Practice (“GMP”) certification can be issued for our Lexington manufacturing site to produce commercial supply of etranacogene dezaparvovec.

Preclinical programs

In May 2022, we presented certain preclinical findings on our gene therapy candidates for refractory temporal lobe epilepsy, Fabry disease, Parkinson’s disease, Amyotrophic lateral sclerosis, and Alzheimer’s disease at the American Society of Gene and Cell Therapy Hybrid Congress.

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

Effective June 9, 2022, we strongly encourage all vaccinated employees to wear facemasks in the Lexington facility, particularly for in-person meetings and when social distancing is not possible. The Covid-19 Protocol in the Lexington facility continues to require unvaccinated employees to wear facemasks and apply social distancing at the office. All non-essential employees in the Lexington facility are allowed to return to the office, but have the option to work from home or from another remote location through at least August 31, 2022.

Effective February 28, 2022, the Amsterdam facility is open to all employees and visitors, in line with the most updated Dutch government measures. We will continue to comply with additional Dutch measures, which amongst others is recommended for employers to make agreements with employees that allow working from home to continue to the extent applicable.

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

Intellectual Property

On May 11, 2021, Pfizer, Inc. filed three petitions at the United States Patent & Trademark Office (“USPTO”) seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “‘248 Patent”) and 10,465,180 (the “‘180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents. In August 2021, we filed our responses asking the USPTO to deny institution of the IPR proceedings. On November 17, 2021, the Patent Trials and Appeals Board (“PTAB”) issued decisions granting institution on all three IPR proceedings. The parties completed briefing of the substantive issues in July 2022 and a hearing is planned before the PTAB in August 2022.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Total revenues	$497	$463,868	$2,289	$464,322
Cost of contract revenues	—	(23,178)	—	(23,178)
Cost of contract manufacturing	(832)	—	(832)	—
Research and development expenses	(46,192)	(32,747)	(91,195)	(64,777)
Selling, general and administrative expenses	(12,491)	(17,299)	(23,478)	(30,300)
Net (loss) / income	(39,061)	399,468	(85,739)	357,912

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $500.5 million and $556.3 million, respectively. We had a net loss of $39.1 million and $85.7 in the three and six months ended June 30, 2022, respectively, compared to net income of $399.5 and $357.9 million for the same periods in 2021. As of June 30, 2022 and December 31, 2021, we had accumulated deficits of $540.9 million and $455.1 million, respectively.

We anticipate that our expenses will increase for the foreseeable future and will include costs related to:

●	advancing AMT-130 for our Huntington’s disease gene therapy program into phase III clinical study;
●	advancing our gene therapy programs for temporal lobe epilepsy and Fabry into Phase I/II clinical studies;
●	advancing preclinical research and development for gene therapy product candidates targeting other diseases;
●	continuing to invest in expanding, developing and optimizing our manufacturing capabilities and other enabling technologies, such as next-generation viral vectors, promoters and re-dosing;
●	potentially acquiring or in-licensing rights to new therapeutic targets, product candidates and technologies; and
●	making potential future milestone payments related to the acquisition of Corlieve, if any.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2022 or reasonably possible changes of our critical accounting estimates as of June 30, 2022 that could have had a material impact on our results of operations for the three and six-month period ended June 30, 2022.

Cost of contract revenues

We expense contract fulfillment costs associated with license revenue recognized under the CSL Behring Agreement as cost of contract revenues.

Cost of contract manufacturing

Since April 1, 2022, we expense cost to manufacture the Product under the CSL Behring June 2020 Development and Commercial Supply Agreement as cost of contract manufacturing. We capitalize the cost to manufacture the Product as inventory to the extent we expect to realize probable future benefits.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. Research and development expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct characterization, consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs incurred for the supply of materials for our target candidates;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services as well as the continued development of the Product between the Signing Date and Closing;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of Corlieve.

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs in the three and six months ended June 30, 2021 included employee expenses, as well as professional fees related to the preparation of a commercial launch of etranacogene dezaparvovec and advisory fees related to obtaining the CSL Behring Agreement.

Other items, net

Our other income primarily consists of payments received to subsidize our research and development efforts and income from the subleasing of our Amsterdam facility. For the three and six months ended June 30, 2021, other income also consisted of the recognition of the equity stake received in VectorY B.V., as well as an employee retention credit under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Our other expense primarily consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table presents a comparison of our results of operations for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021	2022 vs 2021

	(in thousands)
Total revenues	$497	$463,868	$(463,371)
Operating expenses:
Cost of contract revenues	—	(23,178)	23,178
Cost of contract manufacturing	(832)	—	(832)
Research and development expenses	(46,192)	(32,747)	(13,445)
Selling, general and administrative expenses	(12,491)	(17,299)	4,808
Total operating expenses	(59,515)	(73,224)	13,709
Other income	3,186	7,590	(4,404)
Other expense	(229)	(226)	(3)
(Loss) / income from operations	(56,061)	398,008	(454,069)
Other non-operating items, net	16,682	4,718	11,964
Net (loss) / income before income tax benefit / (expense)	$(39,379)	$402,726	$(442,105)
Income tax benefit / (expense)	318	(3,258)	3,576
Net (loss) / income	$(39,061)	$399,468	$(438,529)

Revenue

Our revenue for the three months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,
	2022	2021	2022 vs 2021

	(in thousands)
License revenue	$—	$462,400	$(462,400)
Collaboration revenue	497	1,468	(971)
Total revenues	$497	$463,868	$(463,371)

CSL Behring

We did not recognize any license revenue related to the CSL Behring Agreement in the three months ended June 30, 2022. In the three months ended June 30, 2021, we recognized $462.4 million in license revenue related to the sale of the exclusive global rights to the Product (“License Sale”) on Closing of the CSL Behring Agreement in May 2021.

We recognized nil collaboration revenue in the three months ended June 30, 2022, compared to $0.4 million for the same period in 2021. Since May 6, 2021, we recognize collaboration revenue related to services we provide in accordance with the CSL Behring Agreement.

BMS

We recognized $0.5 million collaboration revenue in the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021.

Cost of contract revenues

We did not recognize any cost of contract revenues for the three months ended June 30, 2022 compared to  $23.2 million for the three months ended June 30, 2021. The cost recorded in 2021 included  $16.7 million of expenses related to payments owed to our licensors on Closing as well as $6.5 million of other external expenses incurred to fulfill the License Sale to CSL Behring.

Cost of contract manufacturing

We incurred $0.8 million of cost of contract manufacturing related to the manufacture of the Product in the three months ended June 30, 2022, which we did not capitalize as inventory in accordance with our accounting policies.

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 were $46.2 million, compared to $32.7 million for the same period in 2021. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended June 30,
	2022	2021	2022 vs 2021
	(in thousands)
Temporal lobe epilepsy (AMT-260)	$6,266	$—	$6,266
Huntington's disease (AMT-130)	6,174	2,472	3,702
Programs in preclinical development and platform related expenses	2,225	2,425	(200)
Etranacogene dezaparvovec (AMT-060/061)	313	2,332	(2,019)
Total direct research and development expenses	$14,978	$7,229	$7,749

Employee and contractor-related expenses	15,066	13,082	1,984
Facility expenses	5,369	4,397	972
Disposables	4,532	3,601	931
Share-based compensation expense	4,306	3,286	1,020
Other expenses	2,137	1,152	985
Fair value changes related to contingent consideration	(196)	—	(196)
Total other research and development expenses	$31,214	$25,518	$5,696

Total research and development expenses	$46,192	$32,747	$13,445

Direct research and development expenses

Temporal lobe epilepsy (AMT-260)

In the three months ended June 30, 2022, and June 30, 2021, we incurred $6.3 million and nil, respectively for the preclinical development of temporal lobe epilepsy, which we acquired from Corlieve Therapeutics SAS (“Corlieve”) on July 30, 2021.

Huntington disease (AMT-130)

In the three months ended June 30, 2022 and June 30, 2021, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States. Expenses incurred for the three months ended June 30, 2022 also included costs related to our Phase Ib/II clinical trial in Europe.

Preclinical programs & platform development

In the three months ended June 30, 2022, we incurred $2.2 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of Fabry disease (AMT-191), as well as various other research programs and technology innovation projects.

In the three months ended June 30, 2021, we incurred $2.4 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects.

Hemophilia B (AMT-060/061)

In the three months ended June 30, 2022 and June 30, 2021, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial and Manufacturing Development. Up to the Closing of the CSL Behring Agreement in May 2021, we also incurred costs related to the preparation of the global regulatory submissions and to prepare for the commercialization of the Product. After the Closing, CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product, with the Company managing the existing trials on behalf of CSL Behring. Direct research and development expenses related to clinical development incurred in the three months ended June 30, 2022 are presented net of reimbursements due from CSL Behring.

In the same periods in 2022 and 2021, we also incurred costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. Our Phase IIb dose-confirmation study was initiated in January 2018 and dosing occurred in July and August 2018. Patients were dosed as part of our Phase I/II clinical trial of AMT-060 in 2015 and 2016. These costs are presented net of reimbursements due from CSL Behring.

Other research & development expenses

●	We incurred $15.1 million in personnel and contractor related expenses in the three months ended June 30, 2022, compared to $13.1 million for the same period in 2021. The increase was primarily a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $5.4 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2022, compared to $4.4 million in the same period in 2021 as a result of investments we made to expand our facilities;
●	We incurred $4.5 million in disposable costs compared to $3.6 million for the same period in 2021;
●	We incurred $4.3 million in share-based compensation expenses in the three months ended June 30, 2022, compared to $3.3 million for the same period in 2021. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel; and
●	We incurred $2.1 million of other expenses for the three months ended June 30, 2022, compared to $1.2 million for the same period in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $12.5 million, compared to $17.3 million for the same period in 2021.

●	We incurred $5.2 million in personnel and contractor related expenses in the three months ended June 30, 2022, compared to $4.2 million in the same period in 2021;
●	We incurred $3.4 million in share-based compensation expenses in the three months ended June 30, 2022, compared to $3.7 million in the same period in 2021;
●	We incurred $1.5 million in professional fees in the three months ended June 30, 2022, compared to $2.0 million in the same period in 2021. We regularly incur accounting, audit and legal fees associated with operating as a public company; and
●	We incurred nil financial advisory fees in relation to our licensing transaction with CSL Behring in the three months ended June 30, 2022, compared to $4.5 million in the same period in 2021.

Other items, net

In the three months ended June 30, 2022, we recognized $0.3 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with a settlement agreement entered into in April 2021 compared to $3.0 million such income for the same period in 2021.

We recognized nil in other income related to the employee retention credit under the U.S. CARES Act in the three months ended June 30, 2022, compared to $1.3 million for the same period in 2021.

We recognized $2.6 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2022, compared to $3.0 million for the same period in 2021.

        Other income also includes income from subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Other non-operating items, net

Our other non-operating items, net, for the three months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,
	2022	2021	2022 vs 2021

	(in thousands)
Interest income	$35	$37	$(2)
Interest expense - Hercules long-term debt	(2,694)	(1,902)	(792)
Foreign currency gains, net	19,398	6,583	12,815
Other non-operating losses	(57)	—	(57)
Total other non-operating income, net	$16,682	$4,718	$11,964

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $19.4 million during the three months ended June 30, 2022, compared to a net gain of $6.6 million during the same period in 2021.

We recognize fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction (“CoC-payment”) as described elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit / (expense)

We recognized $0.3 million of deferred tax benefit in the three months ended June 30, 2022, and $3.3 million of deferred tax expense for the same period in 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table presents a comparison of our results of operations for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021	2022 vs 2021
	(in thousands)
Total revenues	$2,289	$464,322	$(462,033)
Operating expenses:
Cost of contract revenues	—	(23,178)	23,178
Cost of contract manufacturing	(832)	—	(832)
Research and development expenses	(91,195)	(64,777)	(26,418)
Selling, general and administrative expenses	(23,478)	(30,300)	6,822
Total operating expenses	(115,505)	(118,255)	2,750
Other income	3,496	7,942	(4,446)
Other expense	(422)	(459)	37
(Loss) / income from operations	(110,142)	353,550	(463,692)
Non-operating items, net	23,469	7,833	15,636
(Loss) / income before income tax benefit / (expense)	$(86,673)	$361,383	(448,056)
Income tax benefit / (expense)	934	(3,471)	4,405
Net (loss) / income	$(85,739)	$357,912	$(443,651)

Revenue

Our revenue for the six months ended June 30, 2022 and 2021 was as follows:

	Six months ended June 30,
	2022	2021	2022 vs 2021
	(in thousands)
License revenue	$—	$462,400	$(462,400)
Collaboration revenue	2,289	1,922	367
Total revenues	$2,289	$464,322	$(462,033)

CSL Behring

We did not recognize any license revenue related to the CSL Behring Agreement in the six months ended June 30, 2022. In the six months ended June 30, 2021, we recognized $462.4 million in license revenue related to the License Sale on Closing of the CSL Behring Agreement in May 2021.

We recognized $1.4 million collaboration revenue in the six months ended June 30, 2022, compared to $0.4 million for the same period in 2021. Since May 6, 2021, we recognize collaboration revenue related to services we provide in accordance with the CSL Behring Agreement.

BMS

We recognized $0.8 million collaboration revenue in the six months ended June 30, 2022 compared to $1.5 million for the six months ended June 30, 2021.

Cost of contract revenues

We did not recognize any cost of contract revenues for the six months ended June 30, 2022 compared to $23.2 million for the six months ended June 30, 2021. The cost recorded in 2021 included $16.7 million of expenses related to payments owed to our licensors on Closing as well as $6.5 million of other external expenses incurred to fulfill the License Sale to CSL Behring.

Cost of contract manufacturing

     We incurred $0.8 million of cost of contract manufacturing related to the manufacture of the Product in the six months ended June 30, 2022, which we did not capitalize as inventory in accordance with our accounting policies.

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 were $91.2 million, compared to $64.8 million for the same period in 2021. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Six months ended June 30,
	2022	2021	2022 vs 2021

	(in thousands)
Huntington's disease (AMT-130)	$11,391	$4,443	$6,948
Temporal lobe epilepsy (AMT-260)	8,895	—	8,895
Programs in preclinical development and platform related expenses	4,148	4,714	(566)
Etranacogene dezaparvovec (AMT-060/061)	731	5,979	(5,248)
Total direct research and development expenses	$25,165	$15,136	$10,029

Employee and contractor-related expenses	31,233	24,677	6,556
Facility expenses	10,668	9,021	1,647
Disposables	9,065	6,945	2,120
Share-based compensation expense	8,360	5,960	2,400
Other expenses	4,697	3,038	1,659
Fair value changes related to contingent consideration	2,007	—	2,007
Total other research and development expenses	$66,030	$49,641	$16,389

Total research and development expenses	$91,195	$64,777	$26,418

Direct research and development expenses

Huntington disease (AMT-130)

In the six months ended June 30, 2022 and June 30, 2021, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States. Expenses incurred for the six months ended June 30, 2022 also included costs related to our Phase Ib/II clinical trial in Europe.

Temporal lobe epilepsy (AMT-260)

In the six months ended June 30, 2022 and June 30, 2021, we incurred $8.9 million and nil, respectively for the preclinical development of temporal lobe epilepsy, which we acquired from Corlieve on July 31, 2021.

Preclinical programs & platform development

In the six months ended June 30, 2022, we incurred $4.1 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of Fabry disease (AMT-191), as well as various other research programs and technology innovation projects.

In the six months ended June 30, 2021, we incurred $4.7 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of SCA3 (AMT-150) and Fabry disease (AMT-190), as well as various other research programs and technology innovation projects.

Hemophilia B (AMT-060/061)

In the six months ended June 30, 2022 and June 30, 2021, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial and Manufacturing Development. Up to the Closing of the CSL Behring Agreement in May 2021, we also incurred costs related to the preparation of the global regulatory submissions and to prepare for the commercialization of the Product. After the Closing, CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product, with the Company managing the existing trials on behalf of CSL Behring. Direct research and development expenses related to clinical development incurred in the six months ended June 30, 2022 are presented net of reimbursements due from CSL Behring.

In the same periods in 2022 and 2021, we also incurred costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. Our Phase IIb dose-confirmation study was initiated in January 2018 and dosing occurred in July and August 2018. Patients were dosed as part of our Phase I/II clinical trial of AMT-060 in 2015 and 2016. These costs are presented net of reimbursements due from CSL Behring.

Other research & development expenses

●	We incurred $31.2 million in personnel and contractor related expenses in the six months ended June 30, 2022, compared to $24.7 million for the same period in 2021. The increase was primarily a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $10.7 million in operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2022, compared to $9.0 million in the same period in 2021 as a result of investments we made to expand our facilities;
●	We incurred $9.1 million in disposable costs compared to $6.9 million for the same period in 2021;
●	We incurred $8.4 million in share-based compensation expenses in the six months ended June 30, 2022, compared to $6.0 million for the same period in 2021. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel;
●	We incurred $4.7 million of other expenses for the six months ended June 30, 2022, compared to $3.0 million for the same period in 2021; and
●	We incurred $2.0 million of expenses in the six months ended June 30, 2022 related to an increase in the fair value of contingent consideration associated with the acquisition of Corlieve Therapeutics SAS (“Corlieve”), compared to nil for the same period in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 were $23.5 million, compared to $30.3 million for the same period in 2021.

●	We incurred $9.5 million in personnel and contractor related expenses in the six months ended June 30, 2022, compared to $8.1 million in the same period in 2021. The increase in the six months ended June 30, 2022, relates to the recruitment of personnel;
●	We incurred $6.2 million in share-based compensation expenses in the six months ended June 30, 2022, compared to $6.8 million in the same period in 2021;
●	We incurred $2.7 million in professional fees in the six months ended June 30, 2022, compared to $5.0 million in the same period in 2021. We regularly incur accounting, audit and legal fees associated with operating as a public company. The decrease from the prior period is primarily related to a decrease in professional fees related to the licensing transaction with CSL Behring; and
●	We incurred nil financial advisory fees in relation to our licensing transaction with CSL Behring in the six months ended June 30, 2022, compared to $4.5 million in the same period in 2021.

Other items, net

In the six months ended June 30, 2022, we recognized $0.3 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with a settlement agreement entered into in April 2021 compared to $3.0 million such income for the same period in 2021.

We recognized nil in other income related to the employee retention credit under the U.S. CARES Act in the six months ended June 30, 2022, compared to $1.3 million in other income for the same period in 2021.

We recognized $2.7 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2022, compared to $3.0 million for the same period in 2021.

Other income also includes income from subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Other non-operating items, net

Our other non-operating items, net, for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30,
	2022	2021	2022 vs 2021
	(in thousands)
Interest income	$78	$77	$1
Interest expense	(5,210)	(3,453)	(1,757)
Foreign currency gains, net	27,966	11,209	16,757
Other non-operating gains	635	—	635
Total non-operating income, net	$23,469	$7,833	$15,636

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $28.0 million during the six months ended June 30, 2022, compared to a net gain of $11.2 million during the same period in 2021.

We recognize fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon a change of control as described elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit / expense

We recognized $0.9 million of deferred tax benefit in the six months ended June 30, 2022, and $3.5 million of deferred tax expense for the same period in 2021.

Financial Position, Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $503.7 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. We believe that our cash and cash equivalents will fund our operations into the first half of 2025 assuming the achievement of $175.0 million of first commercial sales milestones under the CSL Behring Agreement. Our material cash requirements include the following contractual and other obligations:

Debt

As of June 30, 2022, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. We are contractually required to repay the $100.0 million in equal installments between December 2024 and December 2025, or in full in December 2025 if, prior to June 30, 2024, either (a) the Biologics License Application (“BLA”) for AMT-061 is approved by the FDA, or (b) AMT-130 is advanced into a pivotal trial.  Future interest payments and financing fees associated with the loan total $36.2 million, with $12.1 million payable within 12 months.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of June 30, 2022, we had fixed lease payment obligations of $60.3 million, with $7.0 million payable within 12 months.

Commitments related to Corlieve acquisition (nominal amounts)

In relation to the Corlieve acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the Stock Purchase Agreement between the Company and Corlieve (“SPA”). As of June 30, 2022, our commitment amounts include up to $43.1 million in potential milestone payments through Phase I/II development and $167.2 million in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the United States and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in Euro and have been translated at the foreign exchange rate as of June 30, 2022, of $1.05/€1.00. As of June 30, 2022, we expect these obligations will become payable between 2023 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the six months ended:

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$559,353	$247,680
Net cash (used in) / generated from operating activities	(41,389)	375,206
Net cash used in investing activities	(9,459)	(6,191)
Net cash generated from financing activities	543	65,128
Foreign exchange impact	(5,382)	(1,665)
Cash, cash equivalents and restricted cash at the end of period	$503,666	$680,158

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon Closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $39.1 million and $85.7 million in the three and six months ended June 30, 2022, compared to a net income of $399.5 million and $357.9 million during the same periods in 2021. As of June 30, 2022, we had an accumulated deficit of $540.9 million.

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

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at the market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. In the year ended December 30, 2021, we received net proceeds of $29.6 million from the issuance of 921,730 ordinary shares that took place during March and April 2021.

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

Net Cash used in operating activities

Net cash used in operating activities was $41.4 million for the six months ended June 30, 2022 and consisted of net loss of $85.7 million adjusted for non-cash items, including depreciation and amortization expense of $4.1 million, share-based compensation expense of $14.7 million, changes in the fair value of contingent consideration and the derivative financial liability of $1.4 million, unrealized foreign exchange gains of $24.5 million and a change in deferred taxes of $0.9 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $49.9 million. There was a net decrease in accounts receivable and contract asset, prepaid expenses, and other current assets and receivables of $46.5 million, primarily related to the collection of $55.0 million of the contract asset related to CSL milestones of $55.0 million in March 2022 and April 2022. There was an increase in inventory balances of $2.9 million related to the production of etranacogene dezaparvovec under the CSL Behring Agreement. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $6.3 million, primarily related to an increase in accounts payable.

Net cash generated from operating activities was $375.2 million for the six months ended June 30, 2021 and consisted of a net income of $357.9 million adjusted for non-cash items, including depreciation and amortization expense of $3.7 million, share-based compensation expense of $12.8 million, unrealized foreign exchange gains, net of $12.3 million, deferred tax expense of $3.5 million and other non-cash items of $2.9 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $12.6 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $3.4 million primarily related to the increase in a contract asset and receivable recorded for CSL expenses to be reimbursed as well as an increase in various prepayments for the year and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $15.9 million primarily related to an increase in amounts to be paid to licensors upon the CSL Behring Closing. Net income primarily consisted of $462.4 million license revenue recognized on Closing.

Net cash used in investing activities

In the six months ended June 30, 2022, we used $9.5 million in our investing activities compared to $6.2 million for the same period in 2021.

	Six months ended June 30,
	2022	2021
	(in thousands)
Build out of Amsterdam site	$(6,428)	(4,470)
Build out of Lexington site	(2,209)	(1,721)
Acquisition of remaining outstanding ordinary shares related to Corlieve acquisition	(822)	—
Total investments	$(9,459)	$(6,191)

The build out of the Amsterdam site and Lexington site consumed $6.4 million and $2.2 million cash respectively during the six months ended June 30, 2022, compared to $4.5 million and $1.7 million for the same period in 2021. The increase is a result of additional investments to support the expansions of our research and development activities.

Net cash generated from financing activities

In the six months ended June 30, 2022, we generated $0.5 million in our financing activities compared to $65.1 million for the same period in 2021.

	Six months ended June 30,
	2022	2021

	(in thousands)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	$543	$960
Proceeds from loan increment, net of debt issuance costs	-	34,603
Proceeds from issuance of ordinary shares, net of issuance costs	-	29,565
Net cash generated from financing activities	$543	$65,128

During the six months ended June 30, 2022, we received $0.5 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $1.0 million for the same period in 2021.

In January 2021, we received $34.6 million net proceeds from the Hercules 2021 Amended Facility (nil for same period in 2022).

We received net proceeds of $29.6 million associated with our ATM offering in March and April 2021 (nil for same period in 2022).

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement, which are subject to CSL Behring obtaining required regulatory approvals, including MAA approval from the EMA, BLA approval from the FDA, and approval of a diagnostic test for neutralizing antibodies from the FDA;
●	earnout payments we might owe the former shareholders of Corlieve, which are subject to the achievement of specific development and regulatory milestones;
●	repayments of the principal amount of our venture debt loan with Hercules, which following the December 15, 2021 amendment will be due in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from commercial sales of any product candidates for which we, or our collaboration partner, receives marketing approval in the future;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility; and
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2022, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the second quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2022, we learned that three patients of the 14 patients that were treated with the higher dose of AMT-130 in our Phase Ib/II clinical trial for Huntington’s disease had experienced certain serious adverse reactions that were potentially attributable to AMT-130. The reactions in these three patients each have been classified as suspected unexpected serious adverse reactions (“SUSARs”). Based on the recommendation of the independent Data Safety Monitoring Board for the clinical trial (“DSMB”) after review of these SUSARs, we have postponed further enrollment and dosing of high dose patients until we conduct a comprehensive safety review with the DSMB. We do not currently know what the outcome of this safety review will be. Moreover, in accordance with regulatory requirements, we have reported these adverse reactions, the DSMB’s recommendations, and our implementation of the recommendations to the applicable regulatory authorities. We do not currently know whether the regulatory authorities will require or recommend that we take further actions.

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

Our resources might be adversely affected if we are unable to validate our manufacturing processes and methods, or develop new processes and methods to meet our product supply needs and obligations.

The manufacture of our AAV gene therapies, including etranacogene dezaparvovec, is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In the past, we have manufactured certain batches of product candidates, intended for nonclinical, clinical and process validation purposes that have not met all of our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates we will need to complete the validation of our manufacturing processes and methods, and we may need to develop and validate new or larger scale manufacturing processes and methods. If we are unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes and methods, to meet our production needs, to file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

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

Moreover, while orphan drug designation neither shortens the development or regulatory review time, nor gives the product candidate advantages in the regulatory review or approval process, generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that period. The FDA and the EMA, however, may subsequently approve a similar drug or same drug, in the case of the United States, for the same indication during the first product’s market exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. Orphan exclusivity in the United States also does not prevent the FDA from approving another product that is considered to be the same as our product candidates for a different indication or a different product for the same orphan indication. If another product that is the same as ours is approved for a different indication, it is possible that third-party payors will reimburse for products off-label even if not indicated for the orphan condition.

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

Risks Related to Commercialization

If we, or our commercial partner, are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.

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

If we, or our commercial partner, obtain approval to commercialize any of our product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

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

Risks Related to Business Development

Our business development strategy may not produce the cash flows expected or could result in additional costs and challenges.

Any business development transaction, including the recent acquisition of Corlieve Therapeutics SAS (“Corlieve”), could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. We could incur additional costs related to resources to align our business practices and operations. Moreover, we cannot assure that the anticipated benefits of any acquisition would be realized in a timely manner, if at all.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a gain in the year ended December 31, 2021, but incurred significant losses in previous years and expect to incur losses over the next several years and may never achieve or maintain profitability.

We had a net loss of $85.7 million in the six months ended June 30, 2022, and a net gain of $329.6 million in the full year 2021. As of June 30, 2022, we had an accumulated deficit of $540.9 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2022 and 2023 primarily from payments we collected and expect to collect in relation to the CSL Behring Agreement. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase for the foreseeable future and will include costs related to:

●	advancing AMT-130 for our Huntington’s disease gene therapy program into phase III clinical study;
●	advancing our gene therapy programs for temporal lobe epilepsy and Fabry into Phase I/II clinical studies;
●	advancing preclinical research and development for gene therapy product candidates targeting other diseases;

●	continuing to invest in expanding, developing and optimizing our manufacturing capabilities and other enabling technologies, such as next-generation viral vectors, promoters and re-dosing;
●	potentially acquiring or in-licensing rights to new therapeutic targets, product candidates and technologies; and
●	making potential future milestone payments related to the acquisition of Corlieve, if any.

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

As of June 30, 2022, we had $100.0 million of outstanding principal of borrowings under the 2021 Restated Facility, which we are required to repay in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through August 3, 2022, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on August 3, 2022, was $24.59 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 54.3% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of June 30, 2022. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 8, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 8, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Dated August 8, 2022