Form 10-Q
period 2022-09-30
uniQure N.V.
filed 2022-11-02
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 46,815,109 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements related to our collaboration and license agreements, our cash runway, the advancement of our clinical trials, and the impact of regulatory actions on our regulatory submission and approval timelines.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$440,313	$556,256
Accounts receivable and contract asset	3,603	58,768
Inventories	4,075	-
Prepaid expenses	13,692	10,540
Other current assets and receivables	2,894	2,675
Total current assets	464,577	628,239
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $40.5 million as of September 30, 2022 and $36.9 million as of December 31, 2021	47,886	43,505
Operating lease right-of-use assets	27,804	25,573
Intangible assets, net, including an in-process research and development asset of $52.5 million as of September 30, 2022 and $60.8 million as of December 31, 2021	53,837	62,686
Goodwill	23,418	27,633
Deferred tax assets, net	14,627	15,647
Other non-current assets	6,085	5,897
Total non-current assets	173,657	180,941
Total assets	$638,234	$809,180
Current liabilities
Accounts payable	$7,566	$2,502
Accrued expenses and other current liabilities	26,437	28,487
Current portion of contingent consideration	23,537	—
Current portion of operating lease liabilities	6,434	5,774
Total current liabilities	63,974	36,763
Non-current liabilities
Long-term debt	102,394	100,963
Operating lease liabilities, net of current portion	29,893	28,987
Contingent consideration, net of current portion	9,158	29,542
Deferred tax liability, net	8,592	12,913
Other non-current liabilities	3,053	4,236
Total non-current liabilities	153,090	176,641
Total liabilities	217,064	213,404
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of September 30, 2022 and December 31, 2021 and 46,815,109 and 46,298,635 ordinary shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,830	2,802
Additional paid-in-capital	1,100,078	1,076,972
Accumulated other comprehensive loss	(93,000)	(28,856)
Accumulated deficit	(588,738)	(455,142)
Total shareholders' equity	421,170	595,776
Total liabilities and shareholders' equity	$638,234	$809,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$—	$—	$—	$462,400
Collaboration revenues	1,449	1,989	3,738	3,911
Total revenues	1,449	1,989	3,738	466,311
Operating expenses:
Cost of contract revenues	—	—	—	(23,178)
Cost of contract manufacturing	(861)	—	(1,693)	—
Research and development expenses	(48,068)	(36,432)	(139,263)	(101,209)
Selling, general and administrative expenses	(13,324)	(12,023)	(36,802)	(42,323)
Total operating expenses	(62,253)	(48,455)	(177,758)	(166,710)
Other income	1,485	1,680	4,981	9,622
Other expense	(199)	(214)	(621)	(673)
(Loss) / income from operations	(59,518)	(45,000)	(169,660)	308,550
Interest income	39	46	117	123
Interest expense	(3,069)	(1,924)	(8,279)	(5,377)
Foreign currency gains, net	14,362	10,436	42,328	21,645
Other non-operating (losses) / gains, net	—	—	635	—
(Loss) / income before income tax benefit / (expense)	$(48,186)	$(36,442)	$(134,859)	$324,941
Income tax benefit / (expense)	329	(89)	1,263	(3,560)
Net (loss) / income	$(47,857)	$(36,531)	$(133,596)	$321,381
Other comprehensive loss:
Foreign currency translation adjustments	(25,370)	(13,288)	(64,144)	(27,790)
Total comprehensive (loss) / gain	$(73,227)	$(49,819)	$(197,740)	$293,591
Earnings per ordinary share - basic
Basic net (loss) / income per ordinary share	$(1.02)	$(0.79)	$(2.86)	$7.00
Earnings per ordinary share - diluted
Diluted net (loss) / income per ordinary share	$(1.02)	$(0.79)	$(2.86)	$6.87
Weighted average shares - basic	46,772,430	46,152,404	46,680,667	45,888,769
Weighted average shares - diluted	46,772,430	46,152,404	46,680,667	46,780,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity

	(in thousands, except share and per share amounts)
Balance at June 30, 2021	46,050,250	$2,788	$1,062,234	$(4,595)	$(426,819)	$633,608
Loss for the period	—	—	—	—	(36,531)	(36,531)
Other comprehensive loss	—	—	—	(13,288)	—	(13,288)
Exercise of share options	84,811	5	909	—	—	914
Restricted share units distributed during the period	69,165	4	(4)	—	—	—
Share-based compensation expense	—	—	5,955	—	—	5,955
Issuance of ordinary shares relating to employee stock purchase plan	3,550	—	97	—	—	97
Balance at September 30, 2021	46,207,776	$2,797	$1,069,191	$(17,883)	$(463,350)	$590,755

Balance at June 30, 2022	46,684,583	$2,823	$1,092,176	$(67,630)	$(540,881)	$486,488
Loss for the period	—	—	—	—	(47,857)	(47,857)
Other comprehensive loss	—	—	—	(25,370)	—	(25,370)
Exercise of share options	47,290	2	258	—	—	260
Restricted and performance share units distributed during the period	79,821	4	(4)	—	—	—
Share-based compensation expense	—	—	7,608	—	—	7,608
Issuance of ordinary shares relating to employee stock purchase plan	3,415	1	40	—	—	41
Balance at September 30, 2022	46,815,109	$2,830	$1,100,078	$(93,000)	$(588,738)	$421,170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Income for the period	—	—	—	—	321,381	321,381
Other comprehensive loss	—	—	—	(27,790)	—	(27,790)
Issuance of ordinary shares	921,730	55	29,510	—	—	29,565
Income tax benefit of past share issuance cost	—	—	2,977	—	—	2,977
Exercises of share options	156,787	10	1,814	—	—	1,824
Restricted and performance share units distributed during the period	346,736	21	(21)	—	—	—
Share-based compensation expense	—	—	18,747	—	—	18,747
Issuance of ordinary shares relating to employee stock purchase plan	4,724	—	146	—	—	146
Balance at September 30, 2021	46,207,776	$2,797	$1,069,191	$(17,883)	$(463,350)	$590,755

Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(133,596)	(133,596)
Other comprehensive loss	—	—	—	(64,144)	—	(64,144)
Exercise of share options	119,884	6	707	—	—	713
Restricted and performance share units distributed during the period	387,285	21	(21)	—	—	—
Share-based compensation expense	—	—	22,290	—	—	22,290
Issuance of ordinary shares relating to employee stock purchase plan	9,305	1	130	—	—	131
Balance at September 30, 2022	46,815,109	$2,830	$1,100,078	$(93,000)	$(588,738)	$421,170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2022	2021

	(in thousands)
Cash flows from operating activities
Net (loss) / income	$(133,596)	$321,381
Adjustments to reconcile net (loss) / income to net cash (used in) / generated from operating activities:
Depreciation and amortization expense	6,206	5,447
Share-based compensation expense	22,290	18,747
Deferred tax (income) / expense	(1,263)	3,560
Changes in fair value of contingent consideration and derivative financial instrument, net	6,875	416
Unrealized foreign exchange gains, net	(36,390)	(23,242)
Other non-current assets, net	(581)	(2,862)
Changes in operating assets and liabilities:
Accounts receivable and contract asset, prepaid expenses, and other current assets and receivables	41,992	(1,993)
Inventories	(4,075)	-
Accounts payable	4,529	2,003
Accrued expenses, other liabilities, and operating leases	3,633	11,592
Net cash (used in) / generated from operating activities	(90,380)	335,049
Cash flows from investing activities
Purchases of property, plant, and equipment	(12,622)	(13,885)
Acquisition of Corlieve, net of cash acquired	(1,900)	(49,949)
Net cash used in investing activities	(14,522)	(63,834)
Cash flows from financing activities
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	844	1,971
Proceeds from loan increment, net of debt issuance costs	-	34,603
Proceeds from issuance of ordinary shares	-	30,899
Share issuance costs from issuance of ordinary shares	-	(1,334)
Repayment of debt acquired through acquisition of Corlieve	-	(1,175)
Net cash generated from financing activities	844	64,964
Currency effect on cash, cash equivalents and restricted cash	(11,876)	(2,589)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(115,934)	333,590
Cash, cash equivalents and restricted cash at beginning of period	559,353	247,680
Cash, cash equivalents and restricted cash at the end of period	$443,419	$581,270
Cash and cash equivalents	$440,313	$578,464
Restricted cash related to leasehold and other deposits	3,106	2,806
Total cash, cash equivalents and restricted cash	$443,419	$581,270
Supplemental cash flow disclosures:
Cash paid for interest	$(6,410)	$(4,503)
Non-cash (decrease) / increase in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$1,766	$415

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report.

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022, except as noted below.

Inventories

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

Per ASC 330, Inventory, inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. The Company capitalizes raw materials to the extent these can be used in the manufacturing of the Product. The Company uses standard costs, approximating average costs to determine its cost basis for work in progress and finished goods. The Company’s assessment of recoverability value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. As applicable, write-downs resulting from adjustments to net realizable value will be recorded to cost of contract manufacturing.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in Note 2.3.23 of the Company’s Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	CSL Behring collaboration

On June 24, 2020 (the “Signing Date”), uniQure biopharma B.V., a wholly owned subsidiary of uniQure N.V., entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring, pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec, the Company’s investigational gene therapy for patients with hemophilia B.

The transaction became fully effective on May 6, 2021, one day after the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) expired on May 5, 2021 (“Closing”).

The Company, as of the effective date, identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to the Product (“License Sale”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of the Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

License Sale

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

The Company determined that the fixed upfront payment of $450.0 million and the $12.4 million that the Company received in relation to the Additional Covenants should be allocated to the License Sale. The Company determined that the License Sale was completed on May 6, 2021, when it transferred the license and CSL Behring assumed full responsibility for the development and commercialization of the Product. At Closing, the Company evaluated the amounts of potential payments and the likelihood that the payments will be received. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. Since the Company cannot control the achievement of regulatory and first commercial sales milestones, the Company concluded that the potential payments are constrained as of Closing. The Company determined that it would recognize revenue related to these payments only to the extent that it becomes probable that no significant reversal of recognized cumulative revenue will occur thereafter. Similarly, the Company records expenses related to its existing license and other agreements as well as its financial advisor for a mid-single digit percentage of any such revenue recognized associated to meeting a milestone. The Company includes payments related to sales milestones in the transaction price when their achievement becomes probable, and it will include royalties on the sale of the Product once these have been earned. The Company recognized nil and $462.4 million of license revenue in the three and nine months ended September 30, 2021 related to the License Sale. During the three and nine months ended September 30, 2022, the Company did not recognize any license revenue.

Collaboration Services

The Company recognized $0.7 million and $2.1 million of collaboration revenue in the three and nine months ended September 30, 2022, compared to $0.5 and $0.9 million in the three and nine months ended September 30, 2021. The Company generates such collaboration revenue from services rendered in relation to completing the HOPE-B clinical trial on behalf of CSL Behring as well as additional development services that CSL Behring requested. These collaboration services are reimbursed at the pre-agreed full-time-employee rate (“FTE-rate”).

Contract Manufacturing

The Company commenced capitalizing inventory in April 2022 for the Product to be sold to CSL Behring.

On September 6, 2022, CSL Behring notified the Company of its intent to transfer manufacturing technology related to the Product to a third-party contract manufacturer designated by CSL Behring. CSL Behring also requested that the Company continue to serve as a manufacturer of the Product after the Company completes the technology transfer to a third party. The Company and CSL Behring are in the process of negotiating the terms of the transfer of manufacturing responsibility pursuant to the CSL Behring Agreement.

Accounts Receivable and Contract Asset

As of December 31, 2021, the Company recorded accounts receivable of $2.9 million from CSL Behring related to collaboration services as well as a contract asset of $55.0 million associated with milestone payments due upon CSL Behring’s global regulatory submissions for etranacogene dezaparvovec, which were deemed to be probable. In March and April 2022, CSL Behring submitted marketing applications in the United States and European Union, and as of March and April 2022, the Company had collected the $55.0 million owed. As of September 30, 2022, the Company had accounts receivable of $3.0 million from CSL Behring.

4	Inventories

The Company commenced capitalizing inventory in April 2022 when the Company started producing commercial materials to supply the Product to CSL Behring. The following table summarizes the inventory balances for the nine months ended September 30, 2022:

	September 30,	December 31,
	2022	2021

	(in thousands)
Raw materials	$1,447	$—
Work in progress	2,178	—
Finished goods	450	—
Inventories	$4,075	$—

5	Fair value measurement

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2021
Assets:
Cash and cash equivalents	$556,256	$—	$—	$556,256	Cash and cash equivalents
Restricted cash	3,097	—	—	3,097	Other non-current assets
Total assets	$559,353	$—	$—	$559,353
Liabilities:
Contingent consideration	—	—	29,542	29,542	Contingent consideration
Derivative financial instrument	—	—	2,805	2,805	Other non-current liabilities
Consideration for post-acquisition services	—	—	846	846	Other non-current liabilities
Total liabilities	$—	$—	$33,193	$33,193
At September 30, 2022
Assets:
Cash and cash equivalents	$440,313	$—	$—	$440,313	Cash and cash equivalents
Restricted cash	3,106	—	—	3,106	Other non-current assets
Total assets	$443,419	$—	$—	$443,419
Liabilities:
Contingent consideration	—	—	32,695	32,695	Current portion of contingent consideration; contingent consideration, net of current portion
Derivative financial instrument	—	—	2,171	2,171	Other non-current liabilities
Consideration for post-acquisition services	—	—	312	312	Other non-current liabilities
Total liabilities	$—	$—	$35,178	$35,178

Contingent consideration

The Company is required to pay up to EUR 178.8 million ($175.2 million) at September 30, 2022 to the former shareholders of Corlieve upon the achievement of contractually defined milestones in connection with the Company’s acquisition of Corlieve. The fair market value of the contingent consideration was determined using unobservable initial inputs with respect to (i) the probability of achieving the relevant milestones, or POS, (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk. The discount rate was determined using the effective interest rate of the Company’s existing debt facility adjusted for difference in maturity dates based on market data on effective yields for US bonds with a CCC credit rating.

The fair value of the contingent consideration as of September 30, 2022 was $32.7 million (December 31, 2021: $29.5 million) using discount rates of approximately 11.9% to 13.3% (December 31, 2021: 10.9% to 11.9%) as well as a 66.0% (December 31, 2021: 55.0%) likelihood of Corlieve’s target candidate for treatment of temporal lobe epilepsy (“AMT-260”) advancing into clinical development by no later than late 2023. If as of September 30, 2022 the Company had assumed a 100% likelihood of AMT-260 advancing into clinical development, then the fair value of the contingent consideration would have increased to $45.4 million. If as of September 30, 2022 the Company assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent consideration are recognized within research and development expenses in the consolidated statements of operations.

The following table presents the changes in fair value of contingent consideration between December 31, 2021 and September 30, 2022:

Amount of
contingent
consideration
2022
(in thousands)
Balance at December 31, 2021	$29,542
Change in fair value (presented within research and development expenses)	7,510
Currency translation effects	(4,357)
Balance at September 30, 2022	$32,695

As of September 30, 2022, the Company classified $23.5 million of the total contingent consideration of $32.7 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Derivative financial instrument

The Company issued a derivative financial instrument related to its collaboration with BMS.

On December 1, 2020, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four collaboration targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The Company has not consummated any change of control transaction as of September 30, 2022 that would obligate it to make a CoC-payment.

The Company determined that the CoC-payment should be recorded as a derivative financial liability as of December 1, 2020 and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss. The fair market value of the derivative financial liability is materially impacted by probability that market participants assign to the likelihood of the occurrence of a change of control transaction that would give rise to a CoC-payment. This probability represents an unobservable input. The Company determines the fair market value of the derivative financial liability by using a present value model based on expected cash flow. The expected cash flows are materially impacted by the probability that market participants assign to the likelihood of the occurrence of a change of control transaction within the biotechnology industry. The Company estimated this unobservable input using the best information available as of September 30, 2022 and December 31, 2021. The Company obtained reasonably available market information that it believed market participants would use in determining the likelihood of the occurrence of a change-of control transaction within the biotechnology industry. Selecting and evaluating market information involves considerable judgement and uncertainty. Based on all such information and its judgment, the Company estimated that the fair market value of the derivative financial liability (presented within “Other non-current liabilities”) as of September 30, 2022 was $2.2 million and as of December 31, 2021 was $2.8 million. The change in the fair market value of the derivative financial liability was nil for the three months ended September 30, 2022 and was $0.6 million for the nine months ended September 30, 2022 related to a decrease in the fair market value (nil in the same periods in 2021). The decrease in fair market value for the nine months ended September 30, 2022 was recorded as a gain within Other non-operating (losses) / gains.

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$13,497	$13,012
Personnel related accruals and liabilities	12,940	12,603
Accrued contract fulfillment costs and costs to obtain a contract	—	2,872
Total	$26,437	$28,487

7Long-term debt

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

Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility with a total outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. The Company drew down an additional $30.0 million at the time of the December 2021 amendment, resulting in total principal outstanding as of September 30, 2022 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period was extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the Biologics License Application (“BLA”) for AMT-061 is approved by the U.S. Food and Drug Administration (“FDA”) or (b) AMT-130 is advanced into a pivotal trial. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, the Company owes a back-end fee of 4.85% of the outstanding debt. The Company is required to repay the facility in equal monthly installments of principal and interest between the end of the interest-only period and the maturity date. The Company continues to owe a $2.5 million back-end fee related to the 2021 Amended Facility which is due on June 1, 2023.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2021 Restated Facility was $103.3 million as of September 30, 2022, compared to $101.6 million as of December 31, 2021, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facility in the three and nine months ended September 30, 2022 was $6.6 million and $15.0 million, respectively compared to a foreign currency loss of $1.8 million and $4.0 million during the same periods in 2021 for the 2018 Amended Facility and the 2021 Amended Facility.

Interest expense associated with the 2021 Restated Facility during the three and nine months ended September 30, 2022 was $3.0 million and $8.1 million, respectively compared to $1.9 million and $5.2 million, respectively, during the same periods in 2021 for the 2018 Amended Facility and the 2021 Amended Facility.

As a covenant in the 2021 Restated Facility the Company has periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. The Company, beginning on April 1, 2023, is also required to keep a minimum of unrestricted cash of at least 50% of the loan amount outstanding. If, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial, the minimum cash covenant will be lowered to at least 30% of the loan amount outstanding and its effectiveness will be deferred to April 1, 2024. In combination with other covenants, the 2021 Restated Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $638.2 million, less $75.3 million of cash and cash equivalents and other current assets held by uniQure N.V. and $80.2 million of other current assets and investment held by Corlieve Therapeutics SAS.

The 2021 Restated Facility contains provisions that include the occurrence of a material adverse effect, as defined therein, which would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of September 30, 2022, the Company was in material compliance with all covenants and provisions.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Research and development	$3,730	$3,249	$12,090	$9,222
Selling, general and administrative	3,758	2,707	9,932	9,525
Cost of contract manufacturing	120	—	268	—
Total	$7,608	$5,956	$22,290	$18,747

Share-based compensation expense recognized by award type of the 2014 Plans as well as the ESPP was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$3,448	$2,965	$10,141	$9,155
Restricted share units	3,957	2,582	11,354	8,364
Performance share units	197	403	777	1,206
ESPP	6	6	18	22
Total	$7,608	$5,956	$22,290	$18,747

As of September 30, 2022, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$27,720	2.64
Restricted share units	28,629	2.04
Total	$56,349	2.34

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

The following tables summarize option activity under the Company’s 2014 Plans for the nine months ended September 30, 2022:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2021	3,308,325	$31.02
Granted	1,399,466	$15.75
Forfeited	(183,870)	$38.74
Expired	(133,381)	$35.79
Exercised	(115,884)	$6.03
Outstanding at September 30, 2022	4,274,656	$26.22
Thereof, fully vested and exercisable on September 30, 2022	2,068,810	$28.33
Thereof, outstanding and expected to vest after September 30, 2022	2,205,846	$24.24

Total weighted average grant date fair value of options issued during the period (in $ millions)	$12.5
Proceeds from option sales during the period (in $ millions)	$0.7

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Assumptions	2022	2021	2022	2021
Expected volatility	70%	75%	70%	75%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	4.16%	1.47%	2.12% - 4.16%	1.21 - 1.85%
Expected dividend yield	0%	0%	0%	0%

Restricted share units (“RSUs”)

The following table summarizes the RSUs activity for the nine months ended September 30, 2022:

	RSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2021	710,617	$38.89
Granted	1,562,133	$15.91
Vested	(283,349)	$39.47
Forfeited	(176,110)	$23.76
Non-vested at September 30, 2022	1,813,291	$20.47

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$24.8

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

Performance share units (“PSUs”)

The following table summarizes the PSUs activity for the nine months ended September 30, 2022:

	PSU
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2021	632,930	$33.54
Granted	34,700	$15.11
Vested	(103,970)	$52.14
Forfeited	(48,800)	$29.35
Non-vested at September 30, 2022	514,860	$28.94

PSUs granted in 2019 vested on the third anniversary of the grant, subject to the grantee’s continued employment.

The Company granted shares to certain employees in September and December 2021 and at various dates during the nine months ended September 30, 2022 that will be earned upon achievement of defined milestones. Earned shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the December 2021 shares granted to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the Nasdaq biotechnology index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable.

ESPP

During the nine months ended September 30, 2022, 9,305 ordinary shares were issued under the ESPP compared to 4,724 during the same period in 2021. As of September 30, 2022, a total of 117,997 ordinary shares remain available for issuance under the ESPP plan compared to a total of 127,302 as of September 30, 2021.

9	Income taxes

The Company recorded $0.3 and $1.3 million deferred tax benefit in relation to its operations in the United States and France during the three and nine months ended September 30, 2022, respectively. The Company recorded $0.1 million and $3.6 million in deferred income tax expense in the prior year in the United States and the Netherlands for the three and nine months ended September 30, 2021, respectively, of which nil and $3.0 million in the three and nine months periods related to the Netherlands, respectively.

The effective income tax rate of -0.7% and -0.9% during the three and nine months ended September 30, 2022 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate during the three and nine months ended September 30, 2021 was 0.2% and -1.1%, respectively, as the Company had recorded a valuation allowance against all its net deferred tax assets in the Netherlands.

10Basic and diluted earnings per share

Basic net (loss) / income per ordinary share is computed by dividing net (loss) / income for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. For the three and nine months ended September 30, 2021, dilutive net income per ordinary share is computed using the treasury method. As the Company has incurred a loss in the three and nine months ended September 30, 2022, all potentially dilutive ordinary shares for these periods would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and nine months ended September 30, 2022.

The potentially dilutive ordinary shares are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except share amounts)		(in thousands, except share amounts)
Numerator:
Net (loss) / income attributable to ordinary shares	$(47,857)	$(36,531)	$(133,596)	$321,381
	(47,857)	(36,531)	(133,596)	321,381
Denominator:
Weighted-average number of ordinary shares outstanding - basic	46,772,430	46,152,404	46,680,667	45,888,769
Stock options under 2014 Plans and previous plan	—	—	—	784,942
Non-vested RSUs and PSUs	—	—	—	105,870
Employee share purchase plan	—	—	—	1,382
Weighted-average number of ordinary shares outstanding - diluted	46,772,430	46,152,404	46,680,667	46,780,963

The following table presents ordinary share equivalents that were excluded from the calculation of diluted net (loss) / income per ordinary share for the three and nine months ended September 30, 2022 and 2021 as the effect of their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	4,284,656	3,357,412	4,284,656	2,572,470
Non-vested RSUs and PSUs	2,328,151	841,480	2,328,151	735,610
Employee share purchase plan	721	1,219	721	1,219
Total anti-dilutive ordinary share equivalents	6,613,528	4,200,111	6,613,528	3,309,299

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of the three and nine months ended September 30, 2022.

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

On March 21, 2022, we announced that we have completed the enrollment of all 26 patients in the first two cohorts of our randomized, double-blinded, Phase I/II clinical trial of AMT-130 taking place in the U.S. In the study, patients are randomized to either treatment with AMT-130 or to an imitation surgical procedure. The treated patients have received a single administration of AMT-130 using MRI-guided, convection-enhanced stereotactic neurosurgical delivery directly into the striatum (caudate and putamen). The trial consists of a blinded 12-month period followed by unblinded long-term follow-up for five years. The low-dose cohort includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The higher-dose cohort includes 16 patients, of which 10 patients received treatment with AMT-130 and six patients received imitation surgery. In July 2022 we crossed over one of these six patients and treated the patient with the lower dose of AMT-130. A third cohort, which will include up to 18 additional randomized patients receiving the higher dose, will explore the use of alternative stereotactic navigation systems to simplify placement of catheters for infusions of AMT-130.

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

Following a review of these SUSARs by the independent Data Safety Monitoring Board for the clinical trial (the “DSMB”) in July 2022, the DSMB recommended postponement of further enrollment and dosing of high-dose patients and postponement of further site activation until the DSMB had conducted a comprehensive safety investigation.

We completed a comprehensive safety investigation in October 2022. The DSMB recommended resuming treatment at the higher dose of AMT-130 for the remaining five European patients and any patients in the U.S. trial who are eligible to cross over from the control arm to the treatment. All three patients have experienced full resolution of the reported SUSARSs.

We have added additional risk mitigation procedures including closer patient monitoring during the first two weeks after the administration of AMT-130 and a seven-day, post-surgical in-person visit. The DSMB recommended that the use of immunosuppression remain at the discretion of the treating physician. We plan to resume patient dosing in the open-label European study in the fourth quarter of 2022 and complete enrollment of the remaining five of the nine patient higher-dose cohort in the first half of 2023.

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

In accordance with the CSL Behring agreement, CSL Behring is solely responsible for all regulatory activities, including any filings and agency interactions associated with etranacogene dezaparvovec and the companion diagnostic test for neutralizing antibodies to AAV5.

In March and April 2022, CSL Behring submitted marketing applications for etranacogene dezaparvovec in the U.S. and European Union. On March 28, 2022, CSL Behring announced that EMA had accepted the Marketing Authorization Application (“MAA”). On May 24, 2022, we announced that the FDA had accepted for review the Biologics License Application (“BLA”). In March and April 2022, we received the $55.0 million owed to us by CSL Behring related to the global regulatory submissions.

In July 2022, CSL Behring was notified by the Committee for Advanced Therapies (“CAT”) in Europe that they will be unable to complete their review in accordance with the accelerated assessment timetable and will now switch to a standard review procedures. In the United States, the BLA remains under Priority Review at this time having Breakthrough Designation Status.

In July 2022, following a comprehensive multi-day facility inspection, the EMA notified us that Good Manufacturing Practice (“GMP”) certification can be issued for our Lexington manufacturing site to produce commercial supply of etranacogene dezaparvovec. In August 2022, we completed the FDA pre-license inspection of the Lexington facility.

In August 2022, the GMP certification for the Amsterdam facility was amended to include release testing of the Product in the European Union following inspection by the Inspectie Gezondheidszorg en Jeugd (“IGJ”).

On September 6, 2022 as discussed above, CSL Behring notified us of its intent to transfer manufacturing technology related to the Product to a third-party contract manufacturer designated by CSL Behring and to retain the Company as a source for manufacturing.

Preclinical programs

In May 2022, we presented certain preclinical findings on our gene therapy candidates for refractory temporal lobe epilepsy, Fabry disease, Parkinson’s disease, Amyotrophic lateral sclerosis, and Alzheimer’s disease at the American Society of Gene and Cell Therapy Hybrid Congress.

In July and August 2022, respectively, we initiated Investigational New Drug-enabling (“IND-enabling”), Good Laboratory Practice (“GLP”) toxicology studies in non-human primates for our gene therapy candidates in refractory temporal lobe epilepsy and Fabry disease.

Covid pandemic

The coronavirus disease (“Covid”) caused by the severe acute respiratory syndrome coronavirus 2 (“Sars-CoV 2 virus”) was characterized as a pandemic by the World Health Organization (“WHO”) on March 11, 2020. Since then, various variants of the Sars-CoV 2 virus causing Covid have been identified.

The broader implications of Covid, including the implications from the various variants, on our results of operations and overall financial performance remain uncertain. We have experienced and continue to experience increased lead times in the delivery of equipment and disposables that we use to manufacture materials for our various programs. Currently, these have not materially impacted our development timelines and we continue to adapt to the current environment to minimize the effect to our business. However, we may experience more pronounced disruptions in our operations in the future.

Russian-Ukrainian war

Our business is not directly impacted by the war as we do not operate in either Russia or the Ukraine. However, the war might potentially amplify the disruptive impact of the Covid pandemic.

Intellectual Property

On May 11, 2021, Pfizer, Inc. filed three petitions at the United States Patent & Trademark Office (“USPTO”) seeking Inter Partes Review of U.S. Patent Nos. 9,982,248 (the “‘248 Patent”) and 10,465,180 (the “‘180 Patent” and together with the ‘248 Patent, the “Patents”). The petitions collectively seek to invalidate all claims of the Patents. In August 2021, we filed our responses asking the USPTO to deny institution of the IPR proceedings. On November 17, 2021, the Patent Trials and Appeals Board (“PTAB”) issued decisions granting institution on all three IPR proceedings. The parties completed briefing of the substantive issues in July 2022 and a hearing was held before the PTAB in August 2022. We expect a decision from the PTAB on or about November 2022.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Total revenues	$1,449	$1,989	$3,738	$466,311
Cost of contract revenues	—	—	—	(23,178)
Cost of contract manufacturing	(861)	—	(1,693)	—
Research and development expenses	(48,068)	(36,432)	(139,263)	(101,209)
Selling, general and administrative expenses	(13,324)	(12,023)	(36,802)	(42,323)
Net (loss) / income	(47,857)	(36,531)	(133,596)	321,381

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $440.3 million and $556.3 million, respectively. We had a net loss of $47.9 million and $133.6 in the three and nine months ended September 30, 2022, respectively, compared to net loss of $36.5 million and net income of $321.4 million for the same periods in 2021. As of September 30, 2022 and December 31, 2021, we had accumulated deficits of $588.7 million and $455.1 million, respectively.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022 or reasonably possible changes of our critical accounting estimates as of September 30, 2022 that could have had a material impact on our results of operations for the three and nine-month period ended September 30, 2022.

Cost of contract revenues

We expense contract fulfillment costs associated with the sale of the exclusive global rights to the Product recognized under the CSL Behring Agreement as cost of contract revenues.

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs in the prior year included employee expenses as well as professional fees related to the preparation of a commercial launch of etranacogene dezaparvovec and advisory fees related to obtaining the CSL Behring Agreement.

Other items, net

Our other income primarily consists of payments received to subsidize our research and development efforts and income from the subleasing of our Amsterdam facility. For the three and nine months ended September 30, 2021, other income consisted of an employee retention credit under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and for the nine months ended September 30, 2021, it also included the recognition of the equity stake received in VectorY B.V.

Our other expense primarily consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table presents a comparison of our results of operations for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021	2022 vs 2021

	(in thousands)
Total revenues	$1,449	$1,989	$(540)
Operating expenses:
Cost of contract manufacturing	(861)	—	(861)
Research and development expenses	(48,068)	(36,432)	(11,636)
Selling, general and administrative expenses	(13,324)	(12,023)	(1,301)
Total operating expenses	(62,253)	(48,455)	(13,798)
Other income	1,485	1,680	(195)
Other expense	(199)	(214)	15
Loss from operations	(59,518)	(45,000)	(14,518)
Other non-operating items, net	11,332	8,558	2,774
Net loss before income tax expense	$(48,186)	$(36,442)	$(11,744)
Income tax benefit / (expense)	329	(89)	418
Net loss	$(47,857)	$(36,531)	$(11,326)

Revenue

Our revenue for the three months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,
	2022	2021	2022 vs 2021

	(in thousands)
Collaboration revenue	1,449	1,989	(540)
Total revenues	$1,449	$1,989	$(540)

CSL Behring

We recognized $0.7 million collaboration revenue in the three months ended September 30, 2022, compared to $0.5 million for the same period in 2021 from the CSL Behring Agreement. Since May 6, 2021, we recognize collaboration revenue related to services we provide in accordance with the CSL Behring Agreement.

BMS

We recognized $0.8 million collaboration revenue in the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021.

Cost of contract manufacturing

We incurred $0.9 million of cost of contract manufacturing related to the manufacture of the Product in the three months ended September 30, 2022, which we did not capitalize as inventory in accordance with our accounting policies, compared to nil cost of contract manufacturing in the three months ended September 30, 2021.

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 were $48.1 million, compared to $36.4 million for the same period in 2021. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended September 30,
	2022	2021	2022 vs 2021
	(in thousands)
Huntington's disease (AMT-130)	4,330	2,720	1,610
Temporal lobe epilepsy (AMT-260)	2,499	92	2,407
Fabry disease (AMT-190)	549	114	435
Etranacogene dezaparvovec (AMT-060/061)	277	2,086	(1,809)
Other programs in preclinical development and platform related expenses	886	2,244	(1,358)
Total direct research and development expenses	$8,541	$7,256	$1,285

Employee and contractor-related expenses	15,553	14,623	930
Facility expenses	6,482	4,813	1,669
Disposables	6,012	4,795	1,217
Fair value changes related to contingent consideration	5,503	416	5,087
Share-based compensation expense	3,730	3,248	482
Other expenses	2,247	1,281	966
Total other research and development expenses	$39,527	$29,176	$10,351

Total research and development expenses	$48,068	$36,432	$11,636

Direct research and development expenses

Huntington disease (AMT-130)

In the three months ended September 30, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States and in Europe. In the three months ended September 30, 2021, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States.

Temporal lobe epilepsy (AMT-260)

In the three months ended September 30, 2022 and September 30, 2021, we incurred $2.5 million and $0.1 million, respectively, for the preclinical development of temporal lobe epilepsy, which we acquired from Corlieve Therapeutics SAS (“Corlieve”) on July 30, 2021.

Fabry disease (AMT-190)

In the three months ended September 30, 2022 and September 30, 2021, we incurred $0.5 million and $0.1 million of costs, respectively, primarily related to our preclinical activities for the treatment of Fabry disease (AMT-190).

Hemophilia B (AMT-060/061)

In the three months ended September 30, 2022 and September 30, 2021, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial and Manufacturing Development. Up to the Closing of the CSL Behring Agreement in May 2021, we also incurred costs related to the preparation of the global regulatory submissions and to prepare for the commercialization of the Product. After the Closing, CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product, with the Company managing the existing trials on behalf of CSL Behring. Direct research and development expenses related to clinical development incurred in the three months ended September 30, 2022 and September 30, 2021 are presented net of reimbursements due from CSL Behring.

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

Preclinical programs & platform development

In the three months ended September 30, 2022, we incurred $0.9 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of various other research programs and technology innovation projects.

In the three months ended September 30, 2021, we incurred $2.2 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of SCA3 (AMT-150), as well as various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $15.6 million in personnel and contractor related expenses in the three months ended September 30, 2022, compared to $14.6 million for the same period in 2021. The increase was primarily a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $6.5 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended September 30, 2022, compared to $4.8 million in the same period in 2021 as a result of investments we made to expand our facilities;
●	We incurred $6.0 million in disposable costs compared to $4.8 million for the same period in 2021 as we continue to expand our activities to support the development of our product candidates;
●	We incurred $5.5 million of expenses in the three months ended September 30, 2022 related to an increase in the fair value of contingent consideration associated with the acquisition of Corlieve Therapeutics SAS (“Corlieve”), compared to $0.4 million in the same period in 2021;
●	We incurred $3.7 million in share-based compensation expenses in the three months ended September 30, 2022, compared to $3.2 million for the same period in 2021. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel; and
●	We incurred $2.2 million of other expenses for the three months ended September 30, 2022, compared to $1.3 million for the same period in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 were $13.3 million, compared to $12.0 million for the same period in 2021.

●	We incurred $5.2 million in personnel and contractor related expenses in the three months ended September 30, 2022, compared to $3.8 million in the same period in 2021;
●	We incurred $3.8 million in share-based compensation expenses in the three months ended September 30, 2022, compared to $2.7 million in the same period in 2021; and

●	We incurred $1.6 million in professional fees in the three months ended September 30, 2022, compared to $1.5 million in the same period in 2021. We regularly incur accounting, audit and legal fees associated with operating as a public company.

Other items, net

We recognized nil in other income related to the employee retention credit under the U.S. CARES Act in the three months ended September 30, 2022, compared to $1.3 million for the same period in 2021.

We recognized $1.3 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2022, compared to $0.0 million for the same period in 2021.

        Other income also includes income from subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Other non-operating items, net

Our other non-operating items, net, for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,
	2022	2021	2022 vs 2021

	(in thousands)
Interest income	$39	$46	$(7)
Interest expense - Hercules long-term debt	(3,069)	(1,924)	(1,145)
Foreign currency gains, net	14,362	10,436	3,926
Total other non-operating income, net	$11,332	$8,558	$2,774

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $14.4 million during the three months ended September 30, 2022, compared to a net gain of $10.4 million during the same period in 2021.

Income tax benefit / (expense)

We recognized $0.3 million of deferred tax benefit in the three months ended September 30, 2022, and $0.1 million of deferred tax expense for the same period in 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table presents a comparison of our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022	2021	2022 vs 2021
	(in thousands)
Total revenues	$3,738	$466,311	$(462,573)
Operating expenses:
Cost of contract revenues	—	(23,178)	23,178
Cost of contract manufacturing	(1,693)	—	(1,693)
Research and development expenses	(139,263)	(101,209)	(38,054)
Selling, general and administrative expenses	(36,802)	(42,323)	5,521
Total operating expenses	(177,758)	(166,710)	(11,048)
Other income	4,981	9,622	(4,641)
Other expense	(621)	(673)	52
(Loss) / income from operations	(169,660)	308,550	(478,210)
Non-operating items, net	34,801	16,391	18,410
(Loss) / income before income tax benefit / (expense)	$(134,859)	$324,941	(459,800)
Income tax benefit / (expense)	1,263	(3,560)	4,823
Net (loss) / income	$(133,596)	$321,381	$(454,977)

Revenue

Our revenue for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
	2022	2021	2022 vs 2021
	(in thousands)
License revenue	$—	$462,400	$(462,400)
Collaboration revenue	3,738	3,911	(173)
Total revenues	$3,738	$466,311	$(462,573)

CSL Behring

We did not recognize any license revenue related to the CSL Behring Agreement in the nine months ended September 30, 2022. In the nine months ended September 30, 2021, we recognized $462.4 million in license revenue related to the sale of the exclusive global rights to the Product (“License Sale”) on Closing of the CSL Behring Agreement in May 2021.

We recognized $2.1 million collaboration revenue in the nine months ended September 30, 2022, compared to $0.9 million for the same period in 2021. Since May 6, 2021, we recognize collaboration revenue related to services we provide in accordance with the CSL Behring Agreement.

BMS

We recognized $1.6 million collaboration revenue in the nine months ended September 30, 2022 compared to $3.0 million for the nine months ended September 30, 2021.

Cost of contract revenues

We did not recognize any cost of contract revenues for the nine months ended September 30, 2022 compared to $23.2 million for the nine months ended September 30, 2021. The cost recorded in 2021 included $16.7 million of expenses related to payments owed to our licensors on Closing as well as $6.5 million of other external expenses incurred to fulfill the License Sale to CSL Behring.

Cost of contract manufacturing

We incurred $1.7 million of cost of contract manufacturing related to the manufacture of the Product in the nine months ended September 30, 2022, which we did not capitalize as inventory in accordance with our accounting policies, compared to nil cost of contract manufacturing in the nine months ended September 30, 2021.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 were $139.3 million, compared to $101.2 million for the same period in 2021. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2022	2021	2022 vs 2021

	(in thousands)
Huntington's disease (AMT-130)	$15,721	$7,161	$8,560
Temporal lobe epilepsy (AMT-260)	11,394	92	11,302
Fabry disease (AMT-190)	1,664	252	1,412
Etranacogene dezaparvovec (AMT-060/061)	1,008	8,350	(7,342)
Other programs in preclinical development and platform related expenses	3,919	6,175	(2,256)
Total direct research and development expenses	$33,706	$22,030	$11,676

Employee and contractor-related expenses	46,786	39,294	7,492
Facility expenses	17,150	13,836	3,314
Disposables	15,077	11,884	3,193
Share-based compensation expense	12,090	9,210	2,880
Fair value changes related to contingent consideration	7,510	416	7,094
Other expenses	6,944	4,539	2,405
Total other research and development expenses	$105,557	$79,179	$26,378

Total research and development expenses	$139,263	$101,209	$38,054

Direct research and development expenses

Huntington disease (AMT-130)

In the nine months ended September 30, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States and in Europe. In the nine months ended September 30, 2021, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States.

Temporal lobe epilepsy (AMT-260)

In the nine months ended September 30, 2022 and September 30, 2021, we incurred $11.4 million and $0.1 million, respectively, for the preclinical development of temporal lobe epilepsy, which we acquired from Corlieve on July 30, 2021.

Fabry disease (AMT-190)

In the nine months ended September 30, 2022 and September 30, 2021, we incurred $1.7 million and $0.3 million of costs, respectively, primarily related to our preclinical activities for the treatment of Fabry disease (AMT-190).

Hemophilia B (AMT-060/061)

In the nine months ended September 30, 2022 and September 30, 2021, the external costs for our hemophilia B program were primarily related to the execution of our Phase III clinical trial and Manufacturing Development. Up to the Closing of the CSL Behring Agreement in May 2021, we also incurred costs related to the preparation of the global regulatory submissions and to prepare for the commercialization of the Product. After the Closing, CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product, with the Company managing the existing trials on behalf of CSL Behring. Direct research and development expenses related to clinical development incurred in the nine months ended September 30, 2022 and September 30, 2021 are presented net of reimbursements due from CSL Behring.

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

Preclinical programs & platform development

In the nine months ended September 30, 2022, we incurred $3.9 million of costs primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

In the nine months ended September 30, 2021, we incurred $6.2 million of costs primarily related to our preclinical activities associated with product candidates for the treatment of SCA3 (AMT-150), as well as various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $46.8 million in personnel and contractor related expenses in the nine months ended September 30, 2022, compared to $39.3 million for the same period in 2021. The increase was primarily a result of the recruitment of personnel to support the development of our product candidates;
●	We incurred $17.2 million in operating expenses and depreciation expenses related to our rented facilities in the nine months ended September 30, 2022, compared to $13.8 million in the same period in 2021 as a result of investments we made to expand our facilities;
●	We incurred $15.1 million in disposable costs compared to $11.9 million for the same period in 2021 as we continue to expand our activities to support the development of our product candidates;
●	We incurred $12.1 million in share-based compensation expenses in the nine months ended September 30, 2022, compared to $9.2 million for the same period in 2021. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel;
●	We incurred $7.5 million of expenses in the nine months ended September 30, 2022 related to an increase in the fair value of contingent consideration associated with the acquisition of Corlieve Therapeutics SAS (“Corlieve”), compared to $0.4 million for the same period in 2021; and
●	We incurred $6.9 million of other expenses for the nine months ended September 30, 2022, compared to $4.5 million for the same period in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $36.8 million, compared to $42.3 million for the same period in 2021.

●	We incurred $14.8 million in personnel and contractor related expenses in the nine months ended September 30, 2022, compared to $11.8 million in the same period in 2021. The increase in the nine months ended September 30, 2022, relates to the recruitment of personnel;
●	We incurred $9.9 million in share-based compensation expenses in the nine months ended September 30, 2022, compared to $9.5 million in the same period in 2021;
●	We incurred $4.3 million in professional fees in the nine months ended September 30, 2022, compared to $6.5 million in the same period in 2021. We regularly incur accounting, audit and legal fees associated with operating as a public company. The decrease from the prior period is primarily related to a decrease in professional fees related to the licensing transaction with CSL Behring; and
●	We incurred nil financial advisory fees in relation to our licensing transaction with CSL Behring in the nine months ended September 30, 2022, compared to $4.5 million in the same period in 2021.

Other items, net

In the nine months ended September 30, 2022, we recognized $0.3 million in other income in relation to the equity stake received in VectorY B.V. in conjunction with a settlement agreement entered into in April 2021 compared to $3.0 million such income for the same period in 2021.

We recognized nil in other income related to the employee retention credit under the U.S. CARES Act in the nine months ended September 30, 2022, compared to $2.6 million in other income for the same period in 2021.

We recognized $3.9 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2022, compared to $3.0 million for the same period in 2021.

Other income also includes income from subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Other non-operating items, net

Our other non-operating items, net, for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30,
	2022	2021	2022 vs 2021
	(in thousands)
Interest income	$117	$123	$(6)
Interest expense	(8,279)	(5,377)	(2,902)
Foreign currency gains, net	42,328	21,645	20,683
Other non-operating gains	635	—	635
Total non-operating income, net	$34,801	$16,391	$18,410

We recognize interest income associated with our cash and cash equivalents.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules and our cash and cash equivalents as well as loans between entities within the uniQure group, of $42.3 million during the nine months ended September 30, 2022, compared to a net gain of $21.6 million during the same period in 2021.

We recognize fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction (“CoC-payment”) as described elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit / (expense)

We recognized $1.3 million of deferred tax benefit in the nine months ended September 30, 2022, and $3.6 million of deferred tax expense for the same period in 2021.

Financial Position, Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $443.4 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. We believe that our cash and cash equivalents will fund our operations into the first half of 2025 assuming the achievement of $100.0 million of first commercial sale milestone in the United States and $75.0 million of first commercial sale milestone in any of the five contractually defined European countries as of or prior to July 1, 2023 under the CSL Behring Agreement. Our material cash requirements include the following contractual and other obligations:

Debt

As of September 30, 2022, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. We are contractually required to repay the $100.0 million in equal installments between December 2024 and December 2025, or in full in December 2025 if, prior to June 30, 2024, either (a) the Biologics License Application (“BLA”) for AMT-061 is approved by the FDA, or (b) AMT-130 is advanced into a pivotal trial. Future interest payments and financing fees associated with the loan total $38.0 million, with $13.6 million payable within 12 months.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of September 30, 2022, we had fixed lease payment obligations of $58.6 million, with $8.0 million payable within 12 months.

Commitments related to Corlieve acquisition (nominal amounts)

In relation to the Corlieve acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the Stock Purchase Agreement between the Company and Corlieve (“SPA”). As of September 30, 2022, our commitment amounts include up to $40.4 million in potential milestone payments through Phase I/II development and $156.8 million in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the United States and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in Euro and have been translated at the foreign exchange rate as of September 30, 2022, of $0.98/€1.00. As of September 30, 2022, we expect these obligations will become payable between 2023 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the nine months ended:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$559,353	$247,680
Net cash (used in) / generated from operating activities	(90,380)	335,049
Net cash used in investing activities	(14,522)	(63,834)
Net cash generated from financing activities	844	64,964
Foreign exchange impact	(11,876)	(2,589)
Cash, cash equivalents and restricted cash at the end of period	$443,419	$581,270

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon Closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $47.9 million and $133.6 million in the three and nine months ended September 30, 2022, compared to a net loss of $36.5 million and net income of $321.4 million during the same periods in 2021. As of September 30, 2022, we had an accumulated deficit of $588.7 million.

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

Net Cash used in operating activities

Net cash used in operating activities was $90.4 million for the nine months ended September 30, 2022 and consisted of net loss of $133.6 million adjusted for non-cash items, including depreciation and amortization expense of $6.2 million, share-based compensation expense of $22.3 million, changes in the fair value of contingent consideration and the derivative financial liability of $6.9 million, unrealized foreign exchange gains of $36.4 million and a change in deferred taxes of $1.3 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $46.1 million. There was a net decrease in accounts receivable and contract asset, prepaid expenses, and other current assets and receivables of $42.0 million, primarily related to the collection of $55.0 million of the contract asset related to CSL milestones of $55.0 million in March 2022 and April 2022. There was an increase in inventories of $4.1 million related to the production of etranacogene dezaparvovec under the CSL Behring Agreement. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $8.2 million, primarily related to an increase in accounts payable.

Net cash generated from operating activities was $335.0 million for the nine months ended September 30, 2021 and consisted of a net income of $321.4 million adjusted for non-cash items, including depreciation and amortization expense of $5.4 million, share-based compensation expense of $18.7 million, a change in fair value of contingent consideration of $0.4 million, unrealized foreign exchange gains, net of $23.2 million, deferred tax expense of $3.6 million and other non-cash items of $2.9 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $11.6 million. These changes primarily related to a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $2.0 million primarily related to various prepayments and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $13.6 million primarily related to an increase in amounts to be paid to licensors upon the CSL Behring Closing and an increase in various other accruals for services provided by vendors and personnel accruals. Net income primarily consisted of $462.4 million license revenue recognized on Closing.

Net cash used in investing activities

In the nine months ended September 30, 2022, we used $14.5 million in our investing activities compared to $63.8 million for the same period in 2021.

	Nine months ended September 30,
	2022	2021
	(in thousands)
Build out of Amsterdam site	$(8,265)	(9,853)
Build out of Lexington site	(4,357)	(4,032)
Acquisition of Corlieve, net of cash acquired	(1,900)	(49,949)
Total investments	$(14,522)	$(63,834)

The build out of the Amsterdam site and Lexington site consumed $8.3 million and $4.4 million cash respectively during the nine months ended September 30, 2022, compared to $9.9 million and $4.0 million for the same period in 2021.

We paid EUR 42.1 million ($49.9 million), net of EUR 2.8 million ($3.4 million) of cash acquired, during the nine months ended September 30, 2021 to acquire 97.7% of the outstanding shares of Corlieve on July 30, 2021.

We paid EUR 1.8 million ($1.9 million) to acquire the remaining outstanding shares of Corlieve in February, July and September 2022.

Net cash generated from financing activities

In the nine months ended September 30, 2022, we generated $0.8 million in our financing activities compared to $65.0 million for the same period in 2021.

	Nine months ended September 30,
	2022	2021

	(in thousands)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	$844	$1,971
Proceeds from loan increment, net of debt issuance costs	-	34,603
Proceeds from issuance of ordinary shares, net of issuance costs	-	29,565
Repayment of debt assumed through Corlieve Transaction	-	(1,175)
Net cash generated from financing activities	$844	$64,964

During the nine months ended September 30, 2022, we received $0.8 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $2.0 million for the same period in 2021.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2022, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the third quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	Our business, operations and supply chain have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.
●	We have encountered, and may continue to encounter, delays in, and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates, and we may not be successful in our efforts to create innovative programs, platform technologies or other technologies to be competitive with others.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy, and any such transactions may not achieve the expected cash flows or could result in additional costs and challenges.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	We cannot predict when our partner, CSL Behring, will obtain marketing approval to commercialize the product candidate for Hemophilia B, when or if a first sale of etranacogene dezaparvovec occurs, or whether etranacogene dezaparvovec will be commercially successful once approved. If our partner is unable to achieve marketing approval and successfully commercializes etranacogene dezaparvovec or experiences significant delays in doing so, our business could be materially harmed.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer. We also have experienced and could continue to experience increased competition for, and compensation expenses associated with employee recruiting and employee retention, which could adversely affect our business.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets, which could increase the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
●	Our relationships with customers and third-party payers will be subject to applicable anti-kickback, anti-bribery, fraud and abuse and other laws and regulations, which, if we are found in violation thereof, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or other errors or disruptions, which could result in a material disruption of our product development programs, such as potential issues with data integrity or loss of data.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

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

All of our product candidates are in research or development. We have not generated any revenues from the sale of products or manufacturing of a product for a third party and do not expect to generate any such revenue until this year, at the earliest. Our product candidates, including AMT-130 and any of our other potential product candidates will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

For example, we experienced an immaterial but unexpected delay when our clinical trials of etranacogene dezaparvovec were placed on clinical hold by the FDA from December 2020 to April 2021, following a preliminary diagnosis of hepatocellular carcinoma in one patient. Similarly, we experienced an unexpected delay in the enrollment of our Phase Ib/II clinical trial for Huntington’s disease as a result of comprehensive safety investigation into suspected unexpected serious adverse reactions in three patients between July and October 2022.

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

We seek to expand our product pipeline from time to time in part by in licensing the rights to key technologies, including those related to gene delivery, genes, and gene cassettes. The future growth of our business will depend in significant part on our ability to in-license or otherwise acquire the rights to additional product candidates or technologies, particularly through our collaborations with academic research institutions. However, we may be unable to in-license or acquire the rights to any such product candidates or technologies from third parties on acceptable terms or at all. The in-licensing and acquisition of these technologies is a competitive area, and many more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be competitors may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our areas of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition, and prospects could suffer.

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

Our partner, CSL Behring, is currently pursuing the approval of etranacogene dezaparvovec for which marketing authorization applications are currently under review in the United States and European Union. If CSL Behring experiences delays in obtaining marketing approval in the United States, the European Union, or other countries, the commercial prospects of etranacogene dezaparvovec and our ability to achieve contractual milestone payments and royalties on net sales may be harmed and our ability to generate revenues might be materially impaired.

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

Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful execution of our contractual relationship with CSL Behring for the commercialization of etranacogene dezaparvovec;
●	successful completion of preclinical studies and clinical trials, and other work required by regulators;

●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities of our products according to required quality specifications;
●	obtaining and maintaining patent and trade secret protection and non-patent, orphan drug exclusivity for our product candidates;
●	maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	achieve optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	any price concessions, rebates, or discounts we may need to provide;
●	complying with any applicable post-approval requirements and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

CSL Behring may not receive a conditional marketing authorization based on an accelerated assessment by the EMA for AMT-061 product candidate to facilitate a first commercial sale in the European Union on or before July 1, 2023, and we, thus, may not receive the $75.0 million first commercial sale milestone in any of the five contractually defined European countries as of or prior to July 1, 2023 under the CSL Behring Agreement.

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

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with good laboratory practices, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with good clinical practices (“GCPs”) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

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

Any business development transaction could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. We could incur additional costs related to resources to align our business practices and operations. Moreover, we cannot assure that the anticipated benefits of any acquisition would be realized in a timely manner, if at all.

Additionally, the product candidate and intellectual property rights that we acquired in the acquisition of Corlieve were developed and owned by Corlieve and its licensors and we cannot ensure that we will be able to continue to successfully advance this product candidate going forward.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a gain in the year ended December 31, 2021, but incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.

We had a net loss of $133.6 million in the nine months ended September 30, 2022, and a net gain of $329.6 million in the full year 2021. As of September 30, 2022, we had an accumulated deficit of $588.7 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2022 and 2023 primarily from our existing cash resources including payments we collected and expect to collect in relation to the CSL Behring Agreement. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

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

As of September 30, 2022, we had $100.0 million of outstanding principal of borrowings under the 2021 Restated Facility, which we are required to repay in equal installments between December 2024 and December 2025 or in full in December 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 is approved by the FDA or (b) AMT-130 is advanced into a pivotal trial. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through October 28, 2022, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on October 28, 2022, was $19.04 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 55.4% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of September 30, 2022. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the Securities and Exchange Commission on November 2, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the Securities and Exchange Commission on November 2, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Dated November 2, 2022