Form 10-Q
period 2023-03-31
uniQure N.V.
filed 2023-05-09
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-36294

uniQure N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

Paasheuvelweg 25a

1105 BP Amsterdam, The Netherlands

(Address of principal executive offices) (Zip Code)

+31-20-240-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value €0.05	QURE	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

As of May 4, 2023, the registrant had 47,583,959 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2023 (the “Annual Report”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$153,851	$228,012
Current investment securities	161,487	124,831
Accounts receivable and contract asset	104,793	102,376
Inventories	7,477	6,924
Prepaid expenses	12,567	11,817
Other current assets and receivables	2,468	2,814
Total current assets	442,643	476,774
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $46.9 million as of March 31, 2023 and $44.1 million as of December 31, 2022	50,072	50,532
Non-current investment securities	—	39,984
Operating lease right-of-use assets	32,135	32,726
Intangible assets, net, including an in-process research and development asset of $58.3 million as of March 31, 2023 and $57.3 million as of December 31, 2022	59,704	58,778
Goodwill	25,998	25,581
Deferred tax assets, net	14,331	14,528
Other non-current assets	6,121	6,061
Total non-current assets	188,361	228,190
Total assets	$631,004	$704,964
Current liabilities
Accounts payable	$8,885	$10,984
Accrued expenses and other current liabilities	22,529	30,571
Current portion of contingent consideration	27,253	25,982
Current portion of operating lease liabilities	7,669	8,382
Total current liabilities	66,336	75,919
Non-current liabilities
Long-term debt	103,253	102,791
Operating lease liabilities, net of current portion	31,075	31,719
Contingent consideration, net of current portion	9,641	9,334
Deferred tax liability, net	6,970	8,257
Other non-current liabilities	958	935
Total non-current liabilities	151,897	153,036
Total liabilities	218,233	228,955
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of March 31, 2023 and December 31, 2022 and 47,546,673 and 46,968,032 ordinary shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,869	2,838
Additional paid-in-capital	1,121,554	1,113,393
Accumulated other comprehensive loss	(52,494)	(58,291)
Accumulated deficit	(659,158)	(581,931)
Total shareholders' equity	412,771	476,009
Total liabilities and shareholders' equity	$631,004	$704,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended March 31,
	2023	2022

	(in thousands, except share and per share amounts)
Contract manufacturing revenues	$4,937	$—
Collaboration revenues	388	1,792
Total revenues	5,325	1,792
Operating expenses:
Cost of contract manufacturing revenues	(2,435)	—
Research and development expenses	(60,809)	(45,003)
Selling, general and administrative expenses	(17,848)	(10,987)
Total operating expenses	(81,092)	(55,990)
Other income	1,811	311
Other expense	(216)	(193)
Loss from operations	(74,172)	(54,080)
Interest income	1,669	42
Interest expense	(3,562)	(2,515)
Foreign currency (losses) / gains, net	(2,369)	8,567
Other non-operating gains, net	—	692
Loss before income tax benefit	$(78,434)	$(47,294)
Income tax benefit	1,207	616
Net loss	$(77,227)	$(46,678)
Other comprehensive loss:
Foreign currency translation adjustments	5,797	(10,450)
Total comprehensive loss	$(71,430)	$(57,128)

Basic and diluted net loss per ordinary share	(1.63)	(1.00)
Weighted average shares used in computing basic and diluted net loss per ordinary share	47,436,335	46,599,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss) / income	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(46,678)	(46,678)
Other comprehensive loss	—	—	—	(10,450)	—	(10,450)
Exercises of share options	68,124	4	420	—	—	424
Restricted and performance share units distributed during the period	271,131	15	(15)	—	—	—
Share-based compensation expense	—	—	6,868	—	—	6,868
Issuance of ordinary shares relating to employee stock purchase plan	3,558	—	61	—	—	61
Balance at March 31, 2022	46,641,448	$2,821	$1,084,306	$(39,306)	$(501,820)	$546,001

Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(77,227)	(77,227)
Other comprehensive gain	—	—	—	5,797	—	5,797
Exercises of share options	10,055	1	86	—	—	87
Restricted and performance share units distributed during the period	566,091	30	(30)	—	—	—
Share-based compensation expense	—	—	8,061	—	—	8,061
Issuance of ordinary shares relating to employee stock purchase plan	2,495	0	44			44
Balance at March 31, 2023	47,546,673	$2,869	$1,121,554	$(52,494)	$(659,158)	$412,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2023	2022

	(in thousands)
Cash flows from operating activities
Net loss	$(77,227)	$(46,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,527	2,122
Share-based compensation expense	8,061	6,868
Deferred tax income	(1,207)	(616)
Changes in fair value of contingent consideration and derivative financial instrument, net	975	1,512
Unrealized foreign exchange losses / (gains), net	1,193	(7,356)
Other items, net	(469)	-
Changes in operating assets and liabilities:
Accounts receivable and contract asset, prepaid expenses, and other current assets and receivables	(936)	17,209
Inventories	(553)	-
Accounts payable	(1,661)	7,306
Accrued expenses, other liabilities, and operating leases	(9,005)	(6,078)
Net cash used in operating activities	(78,302)	(25,711)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2,342)	(4,058)
Proceeds on maturity of investment securities	5,330	-
Acquisition of Corlieve, net of cash acquired	-	(822)
Net cash generated from / (used in) investing activities	2,988	(4,880)
Cash flows from financing activities
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	131	485
Net cash generated from financing activities	131	485
Currency effect on cash, cash equivalents and restricted cash	1,034	(1,168)
Net decrease in cash, cash equivalents and restricted cash	(74,149)	(31,274)
Cash, cash equivalents and restricted cash at beginning of period	231,173	559,353
Cash, cash equivalents and restricted cash at the end of period	$157,024	$528,079
Cash and cash equivalents	$153,851	$524,886
Restricted cash related to leasehold and other deposits	3,173	3,193
Total cash, cash equivalents and restricted cash	$157,024	$528,079
Supplemental cash flow disclosures:
Cash paid for interest	$(3,057)	$(1,906)
Non-cash (decrease) / increase in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(753)	$(611)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1General business information

uniQure N.V. (the “Company”) was incorporated on January 9, 2012, initially as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. The Company is a leader in the field of gene therapy and seeks to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. The Company’s business was founded in 1998 and was initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with its initial public offering on the Nasdaq Global Select Market, the Company converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

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

2Summary of significant accounting policies

2.1Basis of preparation

The Company prepared these unaudited consolidated financial statements in compliance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on February 27, 2023 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in Note 2.3.25 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	CSL Behring collaboration

On June 24, 2020 (the “Signing Date”), uniQure biopharma B.V., a wholly owned subsidiary of the Company entered into a commercialization and license agreement (the “CSL Behring Agreement”) with CSL Behring LLC (“CSL Behring”), pursuant to which CSL Behring received exclusive global rights to HEMGENIX® (the “Product”).

The transaction became fully effective on May 6, 2021 (“Closing”).

Accounts Receivable and Contract Asset

As of December 31, 2022, the Company recorded accounts receivable of $2.2 million from CSL Behring related to collaboration services as well as a contract asset of $100.0 million associated to a milestone due from CSL Behring following the first sale of HEMGENIX® in the U.S., which was deemed to be probable.

As of March 31, 2023, the Company had accounts receivable of $4.8 million from CSL Behring related to collaboration services and contract manufacturing revenue and as well as the contract asset of $100.0 million.

4	Investment securities

The following tables summarize the Company’s investments in sovereign debt as of March 31, 2023 and December 31, 2022:

	At March 31, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$161,487	$—	$(277)	$161,210
Total	$161,487	$—	$(277)	$161,210

	At December 31, 2022
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$124,831	$—	$(283)	$124,548

Non-current investments:
Government debt securities (held-to-maturity)	39,984	—	(43)	39,941
Total	$164,815	$—	$(326)	$164,489

Inputs to the fair value of the investments are considered Level 2 inputs.

5	Fair value measurement

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2022
Assets:
Cash and cash equivalents	$228,012	$—	$—	$228,012	Cash and cash equivalents
Restricted cash	3,161	—	—	3,161	Other non-current assets
Total assets	$231,173	$—	$—	$231,173
Liabilities:
Contingent consideration	—	—	35,316	35,316	Contingent consideration
Consideration for post-acquisition services	—	—	297	297	Other non-current liabilities
Total liabilities	$—	$—	$35,613	$35,613
At March 31, 2023
Assets:
Cash and cash equivalents	$153,851	$—	$—	$153,851	Cash and cash equivalents
Restricted cash	3,173	—	—	3,173	Other non-current assets
Total assets	$157,024	$—	$—	$157,024
Liabilities:
Contingent consideration	—	—	36,894	36,894	Contingent consideration
Consideration for post-acquisition services	—	—	328	328	Other non-current liabilities
Total liabilities	$—	$—	$37,222	$37,222

Contingent consideration

The Company is required to pay up to EUR 178.8 million ($194.5 million at March 31, 2023) at March 31, 2023 to the former shareholders of Corlieve Therapeutics SAS (“Corlieve”) upon the achievement of contractually defined milestones in connection with the Company’s acquisition of Corlieve.

The fair value of the contingent consideration as of March 31, 2023 was $36.9 million (December 31, 2022: $35.3 million) using discount rates of approximately 14.3% to 15.0% (December 31, 2022: 14.0% to 14.4%) as well as a 66.0% (December 31, 2022: 66.0%) likelihood of Corlieve’s target candidate for treatment of temporal lobe epilepsy (“AMT-260”) advancing into clinical development by no later than late 2023. If as of March 31, 2023 the

Company had assumed a 100% likelihood of AMT-260 advancing into clinical development, then the fair value of the contingent consideration would have increased to $51.0 million. If as of March 31, 2023 the Company assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent consideration are recognized within research and development expenses in the consolidated statements of operations.

The following table presents the changes in fair value of contingent consideration between December 31, 2022 and March 31, 2023:

Amount of
contingent
consideration
2022
(in thousands)
Balance at December 31, 2022	$35,316
Change in fair value (presented within research and development expenses)	975
Currency translation effects	603
Balance at March 31, 2023	$36,894

As of March 31, 2023, the Company classified $27.3 million of the total contingent consideration of $36.9 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment Securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of March 31, 2023 and December 31, 2022.

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2023	2022

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$10,929	$11,120
Personnel related accruals and liabilities	9,350	17,201
Accrued contract fulfillment costs and costs to obtain a contract	2,250	2,250
Total	$22,529	$30,571

7Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018 (“2018 Amended Facility”), January 2021 (“2021 Amended Facility”) and in December 2021 (“2021 Restated Facility”).

The Company drew down an additional $30.0 million at the time of the 2021 Restated Facility, resulting in total principal outstanding $100.0 million. The 2021 Restated Facility matures on December 1, 2025.

The Company is required to repay the entire principal balance on the maturity date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2021 Restated Facility, the Company owes a back-end fee of $2.5 million on June 1, 2023 and a back-end fee of $4.9 million on the maturity date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2021 Restated Facility was $104.3 million as of March 31, 2023, compared to $103.8 million as of December 31, 2022, and is recorded net of discount and debt issuance costs. The foreign currency gain on the facility in the three ended March 31, 2023 was $0.7 million compared to a foreign currency loss of $2.1 million during the same period in 2022.

Interest expense associated with the 2021 Restated Facility during the three months ended March 31, 2023 was $3.6 million, compared to $2.4 million during the same period in 2022.

Under the 2021 Restated Facility the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2021 Restated Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $631.0 million, less $26.0 million of cash and cash equivalents and other current assets held by uniQure N.V. and $85.7 million of other current assets and investment held by Corlieve.

Under the 2021 Restated Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2023, the Company was in material compliance with all covenants and provisions.

8Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The number of shares authorized for issuance under the 2014 Plan is 12,601,471. On April 28, 2023, the Company filed a definitive proxy statement with the SEC, seeking shareholder approval to, among other things, amend and restate the 2014 Plan to increase the shares available thereunder.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated statements of operations and comprehensive loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Cost of manufacturing services revenue	$24	$—
Research and development	4,305	4,054
Selling, general and administrative	3,732	2,814
Total	$8,061	$6,868

Share-based compensation expense recognized by award type of the 2014 Plans as well as the ESPP was as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Award type/ESPP
Share options	$3,274	$3,255
Restricted share units	4,630	3,270
Performance share units	150	338
Employee share purchase plan	7	5
Total	$8,061	$6,868

As of March 31, 2023, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$32,390	2.89
Restricted share units	43,140	2.35
Performance share units	12	0.12
Total	$75,542	2.58

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

Share options

Share options are priced on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years. The first 25% vests after one year from the initial grant date and the remainder vests in equal quarterly installments over years two, three and four. Certain grants to non-executive directors vest in full after one year. Any share options that vest must be exercised by the tenth anniversary of the initial grant date.

The following tables summarize share option activity under the 2014 Plans for the three months ended March 31, 2023:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2022	4,237,917	$26.13
Granted	1,049,350	$20.06
Forfeited	(74,916)	$24.38
Expired	(51,606)	$54.74
Exercised	(10,055)	$8.64
Outstanding at March 31, 2023	5,150,690	$24.66
Thereof, fully vested and exercisable on March 31, 2023	2,438,321	$27.41
Thereof, outstanding and expected to vest after March 31, 2023	2,712,369	$22.20

Total weighted average grant date fair value of options issued during the period (in $ millions)	$12.3
Proceeds from option sales during the period (in $ millions)	$0.1

The fair value of each share option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
Assumptions	2023	2022
Expected volatility	70%	70%
Expected terms	10 years	10 years
Risk free interest rate	4.10%	2.12%
Expected dividend yield	0%	0%

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2023:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	1,818,774	$20.46
Granted	1,202,150	$20.06
Vested	(520,046)	$22.86
Forfeited	(65,982)	$19.50
Non-vested at March 31, 2023	2,434,896	$19.78

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$24.1

RSUs vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

The following table summarizes the PSU activity for the three months ended March 31, 2023:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	400,690	$28.82
Vested	(46,045)	$28.60
Forfeited	(17,395)	$26.12
Non-vested at March 31, 2023	337,250	$28.99

The Company granted ordinary shares to certain employees in September and December 2021 and at various dates during the year ended December 31, 2022 that will be earned upon the achievement of defined milestones. Such ordinary shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the ordinary shares granted in December 2021 to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the Nasdaq biotechnology index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. Achievement of one of the total five defined milestones was met as of December 31, 2022 and another one of the total five defined milestones was met as of March 31, 2023.

ESPP

During the three months ended March 31, 2023, 2,495 ordinary shares were issued under the ESPP compared to 3,558 during the same period in 2022. As of March 31, 2023, a total of 113,565 ordinary shares remains available for issuance under the ESPP plan compared to a total of 123,744 as of March 31, 2022.

9	Income taxes

The Company recorded $1.2 million deferred tax benefit in relation to its operations in the United States and France during the three months ended March 31, 2023. The Company recorded $0.6 million deferred tax benefit in relation to its operations in the United States, France and Switzerland for the three months ended March 31, 2022.

The effective income tax rate of (1.5%) during the three months ended March 31, 2023 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate during the three months ended March 31, 2022 was (1.3%) as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands.

10Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of March 31, 2023 and March 31, 2022, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended March 31,
	2023	2022
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,150,690	4,139,698
Non-vested RSUs and PSUs	2,772,146	2,287,969
ESPP	801	745
Total anti-dilutive ordinary share equivalents	7,923,637	6,428,412

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

Overview

We are a leader in the field of gene therapy with a mission to reimagine the future of medicine by delivering innovative cures that transform human lives. We are advancing a pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease and amyotrophic lateral sclerosis (“ALS”), as well as preclinical product candidates including candidates for the treatment of refractory temporal lobe epilepsy (“rTLE’) and Fabry disease. In November 2022 and February 2023, our internally developed HEMGENIX®, a gene therapy for the treatment of hemophilia B, was approved for commercialization by the United States Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), respectively. In June 2020, we agreed to license HEMGENIX® to CSL Behring LLC (“CSL Behring”), which is now responsible for commercialization of HEMGENIX®. We are manufacturing HEMGENIX® for CSL Behring and are entitled to specific milestone payments and royalties on net sales. We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) -based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices (“cGMP”) -compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s most versatile gene therapy manufacturing facilities.

Business developments

Below is a summary of our recent significant business developments:

Amyotrophic Lateral Sclerosis (AMT-162)

On January 31, 2023, we announced that we have entered into a global licensing agreement with Apic Bio for a one-time, intrathecally administered gene therapy for ALS caused by mutations in superoxide dismutase 1 (“SOD1”), a rapidly progressing, rare motor neuron disease that leads to loss of everyday functions and is uniformly fatal. With this agreement, we have added to our pipeline of gene therapies to treat neurological disorders. The FDA has cleared the investigational new drug application for APB-102 and has granted Orphan Drug and Fast Track designation. Mutations in the SOD1 gene of ALS account for approximately one-fifth of all inherited forms of this fatal disease. APB-102 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations.

We made an initial cash payment of $10.0 million to Apic Bio that was recognized as research and development expense.

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

On March 21, 2022, we announced that we completed the enrollment of all 26 patients in the first two cohorts of our Phase I/II clinical trial of AMT-130 in the U.S. In July 2022, we began crossing over patients who received the imitation surgical procedure. Three of the six control patients in the higher-dose cohort have now crossed over to treatment. Two of these three patients have received the higher dose of AMT-130.

On June 23, 2022, we announced that 10 patients in our Phase Ib/II study in the EU had been treated with AMT-130. On June 23, 2022, we announced safety and biomarker data from the 10 patients enrolled in the low-dose U.S. cohort. AMT-130 was generally well-tolerated with no serious adverse events related to AMT-130 reported in the treated patients. In the four treated patients with evaluable data, mean levels of mutant Huntingtin protein in the cerebral spinal fluid (“CSF mHTT”) declined at all timepoints compared to baseline, and decreased by 53.8% at 12 months of follow-up. In the six treated patients, measurements of neurofilament lights chain in the cerebral spinal fluid (“CSF NfL”) initially increased as expected following the AMT-130 surgical procedure and declined thereafter, nearing baseline at 12 months of follow-up.

Select research programs

In the third quarter of 2022, we initiated a Good Laboratory Practices (“GLP”) toxicology study in non-human primates for AMT-260, a gene therapy product candidate for the treatment of refractory temporal lobe epilepsy (“rTLE”).

In the third quarter of 2022, we initiated a GLP toxicology study in non-human primates for AMT-191, a gene therapy product candidate for the treatment of Fabry disease.

CSL Behring commercialization and license agreement (“CSL Behring Agreement”)

In November 2022, the FDA approved the marketing application for HEMGENIX® in the U.S., and in February 2023 the European Medicines Agency (“EMA”) approved the marketing application for the EU.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2023	2022

	(in thousands)
Total revenues	$5,325	$1,792
Cost of contract manufacturing revenues	(2,435)	—
Research and development expenses	(60,809)	(45,003)
Selling, general and administrative expenses	(17,848)	(10,987)
Net loss	(77,227)	(46,678)

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents and investment securities of $315.3 million and $392.8 million, respectively. We had a net loss of $77.2 million in the three months ended March 31, 2023, compared to net loss of $46.7 million for the same period in 2022. As of March 31, 2023 and December 31, 2022, we had accumulated deficits of $659.2 million and $581.9 million, respectively.

We anticipate that our expenses will increase for the foreseeable future and will include costs related to:

●	advancing AMT-130 for our Huntington’s disease gene therapy program into phase III clinical study;
●	advancing our gene therapy programs for rTLE, SOD1-ALS and Fabry disease into Phase I/II clinical studies;
●	potentially acquiring or in-licensing rights to new therapeutic targets, product candidates and technologies;
●	advancing preclinical research and development for gene therapy product candidates targeting diseases other than those listed above;
●	making potential future milestone payments related to the acquisition of Corlieve Therapeutics SAS (“Corlieve”), if any; and

●	continuing to invest in expanding, developing and optimizing our manufacturing capabilities and other enabling technologies, such as next-generation viral vectors, promoters and re-dosing.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2023 or reasonably possible changes of our critical accounting estimates as of March 31, 2023 that could have had a material impact on our results of operations for the three- month period ended March 31, 2023.

Cost of contract manufacturing

We entered into a development and commercial supply agreement with CSL Behring in June 2020. Since April 1, 2022, we recognize cost to manufacture HEMGENIX® under such agreement as cost of contract manufacturing.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services as well as the continued development of etranacogene dezaparvovec (the “Product”);
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates, including approval of the marketing authorization application (“MAA”);
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of Corlieve.

Our R&D expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing or cost of the development of any of our product candidates involves considerable judgement due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the product candidates that we may develop could mean a significant change in the expenses and timing associated with the development of such product candidate.

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

Comparison of the three months ended March 31, 2023 and 2022

The following table presents a comparison of our results of operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022	2023 vs 2022
	(in thousands)
Total revenues	$5,325	$1,792	$3,533
Operating expenses:
Cost of contract manufacturing revenues	(2,435)	—	(2,435)
Research and development expenses	(60,809)	(45,003)	(15,806)
Selling, general and administrative expenses	(17,848)	(10,987)	(6,861)
Total operating expenses	(81,092)	(55,990)	(25,102)
Other income	1,811	311	1,500
Other expense	(216)	(193)	(23)
Loss from operations	(74,172)	(54,080)	(20,092)
Non-operating items, net	(4,262)	6,786	(11,048)
Loss before income tax benefit	$(78,434)	$(47,294)	(31,140)
Income tax benefit	1,207	616	591
Net loss	$(77,227)	$(46,678)	$(30,549)

Revenue

Our revenue for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022	2023 vs 2022
	(in thousands)
Contract manufacturing revenues	$4,937	$—	$4,937
Collaboration revenues	388	1,792	(1,404)
Total revenues	$5,325	$1,792	$3,533

Collaboration revenues

We entered into collaboration, research, and license agreements with Bristol-Myers Squibb (“BMS”) in 2015 which were terminated on February 21, 2023.

For the three months ended March 31, 2023, we recognized $0.4 million and nil of collaboration revenue for CSL Behring and BMS, respectively. For the three months ended March 31, 2022, we recognized $1.4 million and $0.4 million of collaboration revenue for CSL Behring and BMS, respectively.

Contract manufacturing revenues

We recognize contract manufacturing revenue related to contract manufacturing HEMGENIX®  for CSL Behring. Contract manufacturing revenue is realized when earned upon sales of HEMGENIX®  to CSL Behring. We recognized $4.9 million contract manufacturing revenues in the three months ended March 31, 2023, compared to nil for the same period in 2022. We did not recognize such revenues in the three months ended March 31, 2022, as we started contract manufacturing activities to supply CSL Behring with launch supplies of HEMGENIX®  following their submission of a BLA and MAA in the spring of 2022.

Cost of contract manufacturing

We incurred $2.4 million of cost of contract manufacturing related to the manufacture of the Product in the three months ended March 31, 2023, compared to nil cost of contract manufacturing in the three months ended March 31, 2022.

R&D expenses

R&D expenses for the three months ended March 31, 2023 were $60.8 million, compared to $45.0 million for the same period in 2022. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended March 31,
	2023	2022	2023 vs 2022

	(in thousands)
Amyotrophic Lateral Sclerosis (AMT-162)	$10,041	$—	$10,041
Temporal lobe epilepsy (AMT-260)	4,320	2,629	1,691
Huntington's disease (AMT-130)	3,733	5,217	(1,484)
Programs in preclinical development and platform related expenses	1,885	1,293	592
Fabry disease (AMT-191)	1,088	630	458
Etranacogene dezaparvovec (AMT-060/061)	667	418	249
Total direct research and development expenses	$21,734	$10,187	$11,547

Employee and contractor-related expenses	18,703	16,164	2,539
Facility expenses	6,786	5,299	1,487
Disposables	3,906	4,533	(627)
Share-based compensation expense	4,305	4,054	251
Other expenses	4,400	2,562	1,838
Fair value changes related to contingent consideration	975	2,204	(1,229)
Total other research and development expenses	$39,075	$34,816	$4,259

Total research and development expenses	$60,809	$45,003	$15,806

Direct research and development expenses

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we announced that we entered into a global licensing agreement with Apic Bio for AMT-162. We have incurred $10.0 million expenses recorded to research and development expense in relation to the acquisition of assets without an alternative future use during the three-month period ended March 31, 2023. If and when we complete research and development activities for AMT-162 and AMT-162 is approved in the U.S. and Europe, we will expense up to $43.0 million in milestone payments contractually owed to Apic Bio.

Temporal lobe epilepsy (AMT-260)

In the three months ended March 31, 2023 and March 31, 2022, we incurred $4.3 million and $2.6 million respectively, for the preclinical development of temporal lobe epilepsy.

Huntington disease (AMT-130)

In the three months ended March 31, 2023 and March 31, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trial in the United States and in Europe.

Preclinical programs & platform development

In the three months ended March 31, 2023, and March 31, 2022, we incurred $1.9 million and $1.3 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Fabry disease (AMT-190)

In the three months ended March 31, 2023 and March 31, 2022, we incurred $1.1 million and $0.6 million of costs, respectively, related to our preclinical activities for the treatment of Fabry disease (AMT-190).

Hemophilia B (AMT-060/061)

We have incurred external costs for our hemophilia B program related to the execution of our Phase III clinical trial and the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product. However, we managed the existing trials on behalf of CSL Behring until such responsibilities were transitioned to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the three months ended March 31, 2023 and March 31, 2022 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Other research & development expenses

●	We incurred $18.7 million in personnel and contractor-related expenses in the three months ended March 31, 2023, compared to $16.2 million for the same period in 2022. The increase was primarily a result of an increase in personnel and contractor-related expenses to support our growth;
●	We incurred $6.8 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended March 31, 2023, compared to $5.3 million in the same period in 2022. The increase primarily related to additional sites in Lexington which commenced in May and November 2022;
●	We incurred $4.4 million of other expenses for the three months ended March 31, 2023, compared to $2.6 million for the same period in 2022. The increase primarily related to contractual payments of $3.1 million we owed to a licensor upon the Europeans Medicines Agency approval of HEMGENIX® in February 2023 partially offset by a reduction in consultant-related expenses;
●	We incurred $4.3 million in share-based compensation expenses in the three months ended March 31, 2023, compared to $4.1 million for the same period in 2022;
●	We incurred $3.9 million in disposable costs in the three months ended March 31, 2023, compared to $4.5 million for the same period in 2022; and
●	We incurred $1.0 million of expenses in the three months ended March 31, 2023 related to an increase in the fair value of contingent consideration associated with the acquisition of Corlieve, compared to $2.2 million for the same period in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $17.8 million, compared to $11.0 million for the same period in 2022.

●	We incurred $5.9 million in personnel and contractor-related expenses in the three months ended March 31, 2023, compared to $4.4 million in the same period in 2022. The increase was primarily as a result of an increase in personnel and contractor-related expenses to support our growth;
●	We incurred $3.7 million in share-based compensation expenses in the three months ended March 31, 2023, compared to $2.8 million in the same period in 2022. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel as well as an increase in expense related to performance share units; and
●	We incurred $3.2 million in professional fees in the three months ended March 31, 2023, compared to $1.1 million in the same period in 2022. We regularly incur accounting, audit and legal fees associated with operating as a public company. The increase from the prior period is primarily related to an increase in professional fees related to our global licensing agreement with Apic Bio.

Other items, net

We recognized $1.3 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended March 31, 2023, compared to $0.0 million for the same period in 2022.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022	2023 vs 2022
	(in thousands)
Interest income	$1,669	$42	$1,627
Interest expense	(3,562)	(2,515)	(1,047)
Foreign currency (losses) / gains, net	(2,369)	8,567	(10,936)
Other non-operating gains	—	692	(692)
Total non-operating (expense) / income, net	$(4,262)	$6,786	$(11,048)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $1.7 million in interest income in the three months ended March 31, 2023, compared to $0.0 million in the same period in the prior year. Our interest income increased by $1.7 primarily due to the interest income earned on investment securities made during the three months ended December 31, 2022.

We recognized $3.6 million in interest expense for the three months ended March 31, 2023 and $2.5 million for the three months ended March 31, 2022. Our interest expense in 2023 increased due to an increase in market interest rates.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency loss, related to our borrowings from Hercules and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $2.4 million during the three months ended March 31, 2023, compared to a net gain of $8.6 million during the same period in 2022.

We recognized fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction in the period ended March 31, 2022 (nil in the period ended March 31, 2023). As of December 31, 2022, we derecognized the derivative financial liability.

Income tax benefit

We recognized $1.2 million of deferred tax benefit in the three months ended March 31, 2023, and $0.6 million of deferred tax benefit for the same period in 2022.

Financial Position, Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents, restricted cash and investment securities of $318.5 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, royalty monetization financings, distribution, and licensing arrangements. We believe that our cash and cash equivalents will fund our operations into 2025 assuming the achievement of $100.0 million of first commercial sale milestone in the United States and into the first half of 2025 if the $75.0 million of first commercial sale milestone in any of the five contractually defined European countries as of or prior to July 2, 2023 under the CSL Behring Agreement. Our material cash requirements include the following contractual and other obligations:

Debt

As of March 31, 2023, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. Future interest payments and financing fees associated with the loan total $42.8 million, with $15.4 million payable within 12 months. We are contractually required to repay the $100.0 million in full in December 2025.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of March 31, 2023, we had fixed lease payment obligations of $58.8 million, with $8.1 million payable within 12 months.

Commitments related to Corlieve acquisition (nominal amounts)

In relation to the Corlieve acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. As of March 31, 2023, our commitment amounts include up to $43.5 million in potential milestone payments through Phase I/II development and $174.0 million in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the United States and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in Euro and have been translated at the foreign exchange rate as of March 31, 2023, of $1.09/€1.00. As of March 31, 2023, we expect these obligations will become payable between 2023 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Commitments related to licensors and financial advisors

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch) or as a result of collecting payments related to our sale of the exclusive global rights to the Product to CSL Behring. We also owe payments to a financial advisor related to any payments we will collect under the CSL Behring Agreement.

The table below summarizes our consolidated cash flow data for the three months ended:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$231,173	$559,353
Net cash used in operating activities	(78,302)	(25,711)
Net cash generated from / (used in) investing activities	2,988	(4,880)
Net cash generated from financing activities	131	485
Foreign exchange impact	1,034	(1,168)
Cash, cash equivalents and restricted cash at the end of period	$157,024	$528,079

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics (“AMT”) Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon Closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $77.2 million in the three months ended March 31, 2023, compared to a net loss of $46.7 million during the same period in 2022. As of March 31, 2023, we had an accumulated deficit of $659.2 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities and convertible and other debt securities as well as payments from our collaboration partners. In May 2021, we received a $462.4 million cash payment due from CSL Behring upon Closing. We have collected $55.0 million related to CSL Behring’s global regulatory submissions for etranacogene dezaparvovec in March and April 2022, and are eligible to receive additional milestone payments, as well as royalties on net sales from CSL Behring.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at the market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. We did not issue ordinary shares under the Sales Agreement for the three months ended March 31, 2023 and March 31, 2022.

We are subject to certain covenants under our December 2021 amendment with Hercules Capital, Inc (“2021 Restated Facility”) and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the 2021 Restated Facility may limit our ability to obtain debt financing. The 2021 Restated Facility permits us to issue up to $500.0 million of convertible debt as well as to enter into a transaction to sell the royalties under the CSL Behring agreement subject to certain conditions.

To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financings, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, royalty monetization financings, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash used in operating activities

Net cash used in operating activities was $78.3 million for the three months ended March 31, 2023 and consisted of net loss of $77.2 million adjusted for non-cash items, including depreciation and amortization expense of $2.5 million, share-based compensation expense of $8.1 million, changes in the fair value of contingent consideration  of $1.0 million, unrealized foreign exchange losses of $1.2 million and a change in deferred taxes of $1.2 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $12.2 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $0.9 million. These changes also relate to a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $10.7 million, primarily related to a decrease of $7.9 million from personnel related accruals.

Net cash used in operating activities was $25.7 million for the three months ended March 31, 2022 and consisted of a net loss of $46.7 million adjusted for non-cash items, including depreciation and amortization expense of $2.1 million, share-based compensation expense of $6.9 million, changes in the fair value of contingent consideration and the derivative financial liability of $1.5 million, unrealized foreign exchange gains of $7.4 million and a change in deferred taxes of $0.6 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $18.4 million. There was a net decrease in accounts receivable and contract asset, prepaid expenses, and other current assets and receivables of $17.2 million, primarily related to the collection of $20.0 million of the contract asset related to CSL milestones of $55.0 million in March 2022. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $1.2 million.

Net cash generated from / (used in) investing activities

In the three months ended March 31, 2023, we generated $3.0 million in our investing activities compared to using $4.9 million for the same period in 2022.

	Three months ended March 31,
	2023	2022
	(in thousands)
Proceeds from maturity of investment securities	$5,330	$—
Build out of Amsterdam site	(686)	(3,740)
Build out of Lexington site	(1,656)	(318)
Acquisition of Corlieve, net of cash acquired	—	(822)
Total investments	$2,988	$(4,880)

During the three months ended March 31, 2023, we received $5.3 million from the repayment of investment securities (nil for three months ended March 31, 2022).

The build out of the Amsterdam site and Lexington site consumed $0.7 million and $1.7 million cash respectively during the three months ended March 31, 2023, compared to $3.7 million and $0.3 million for the same period in 2022.

We paid EUR 0.9 million ($0.9 million) to acquire remaining outstanding shares of Corlieve in February 2022 (nil in current period).

Net cash generated from financing activities

In the three months ended March 31, 2023, we generated $0.1 million from financing activities compared to $0.5 million for the same period in 2022.

	Three months ended March 31,
	2023	2022

	(in thousands)
Cash flows from financing activities
Proceeds from issuance of shares related to employee stock option and purchase plans	$131	$485
Net cash generated from financing activities	$131	$485

During the three months ended March 31, 2023, we received $0.1 million from the exercise of options to purchase ordinary shares in relation to our share incentive plans compared to $0.5 million for the same period in 2022.

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	earnout payments we might owe the former shareholders of Corlieve, which are subject to the achievement of specific development and regulatory milestones;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the scope of any equity, debt or royalty monetization financings;

●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility; and
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of financial risks in the normal course of our business, including market risk (including currency, price and interest rate risk), credit risk and liquidity risk. Our overall risk management program focuses on the preservation of capital and the unpredictability of financial markets and has sought to minimize potential adverse effects on our financial performance and position.

Our market risks and exposures to such market risks during the three months ended March 31, 2023, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on such evaluation, our CEO and CFO concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the first quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We have encountered, and may continue to encounter, delays in, and impediments to the progress of our clinical trials or failure to demonstrate the safety and efficacy of our product candidates.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates, and we may not be successful in our efforts to create innovative programs, platform technologies or other technologies to be competitive with others.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy, and any such transactions may not achieve the expected cash flows or could result in additional costs and challenges.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer. We also have experienced and could continue to experience increased competition for, and compensation expenses associated with employee recruiting and employee retention, which could adversely affect our business.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets and other proprietary technology, which could increase the possibility that a competitor will discover them or that our trade secrets and other proprietary technology will be misappropriated or disclosed.
●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The amount of capital required will depend in part on the future payments we receive from CSL Behring related to HEMGENIX® royalties, commercial supply, and contractual milestones, including a $75.0 million payment that CSL Behring would owe on the occurrence of a first sale of HEMGENIX® in the European Union prior to July 2, 2023.
●	Our relationships with employees, customers, and third parties are subject to applicable laws and regulations, the non-compliance of any of which could have a material adverse effect on our business, financial condition, and results of operations.
●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or other errors or disruptions, which could result in a material disruption of our product development programs, such as potential issues with data integrity or loss of data.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.
●	Our business, operations and supply chain have been, and may continue to be, materially and adversely affected by the ongoing Covid pandemic.

Risks Related to the Development of Our Product Candidates

Our product candidates in development have not yet been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any significant revenue from product sales and may never be profitable.

Our pipeline consists of product candidates in research or development that have not been approved for commercial sale. We have not generated any revenues from the sale of products or manufacturing of a product for a third party related to our product candidates in development and do not expect to generate any such revenue this year.  Our product candidates, including AMT-130 and any of our other potential product candidates will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

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

For example, we experienced an immaterial but unexpected delay when our clinical trials of HEMGENIX® were placed on clinical hold by the FDA from December 2020 to April 2021, following a preliminary diagnosis of hepatocellular carcinoma in one patient. Similarly, we experienced an unexpected delay in the enrollment of our Phase Ib/II clinical trial for Huntington’s disease between July and October 2022 as a result of our voluntary postponement and comprehensive safety investigation into suspected unexpected serious adverse reactions in three patients.

We cannot guarantee that any preclinical tests or clinical trials will be completed as planned or completed on schedule, if at all.

A failure of one or more preclinical tests or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
●	delays in receiving regulatory authorization to conduct the clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	delays in obtaining or failure to obtain required IRB and IBC approval at each clinical trial site;
●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, or our interpretation of data from preclinical studies and clinical trials or a finding that a product candidate’s benefits do not outweigh its safety risks;
●	recommendations from DSMBs to discontinue, pause, or modify the trial;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;
●	difficulty or delays in patient recruiting into clinical trials or in the addition of new investigators;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon product development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with manufacturing product candidates that meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	occurrence of serious adverse events or other undesirable side effects associated with a product candidate that are viewed to outweigh its potential benefits;
●	disagreements with regulatory authorities regarding the interpretation of our clinical trial data and results, or the emergence of new information about or impacting our product candidates;
●	determinations that there are issues with our manufacturing facility or process; or
●	changes in regulatory requirements and guidance, as well as new, revised, postponed, or frozen regulatory requirements (such as the EU Clinical Trials Regulation), that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

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

If the results of our clinical trials are inconclusive, or fail to meet the level of statistical significance required for approval or if there are safety concerns or adverse events associated with our product candidates, we may:

●	be delayed in or altogether prevented from obtaining marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

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

In addition, we, or any collaborators we may have may not be able to locate and enroll enough eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the U.S. and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Also, patients may be reluctant to enroll in gene therapy trials where there are other therapeutic alternatives available or that may become available, which may be for various reasons, including uncertainty about the safety or effectiveness of a new therapeutic such as a gene therapy and the possibility that treatment with a gene therapy therapeutic could preclude future gene therapy treatments due to the formation of antibodies following and in response to the treatment.

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

We have obtained and may in the future seek one or more of fast-track designation, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates. A fast-track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. An RMAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, similar to the FDA’s breakthrough therapy designation, to enhance support for the development of medicines that target an unmet medical need.

For drugs and biologics that have been designated as fast track products, RMAT, or breakthrough therapies, or granted access to the PRIME scheme, interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of fast-track products, RMAT products, or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application and the FDA approves a schedule for the submission of the remaining sections. For products that receive a priority review designation, the FDA's marketing application review goal is shortened to six months, as opposed to ten months under standard review.

Designation as a fast-track product, breakthrough therapy, RMAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the relevant criteria, the agency may disagree and instead determine not to make such designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, the FDA may later decide that the products no longer meet the applicable conditions for qualification as either a fast-track product, RMAT, or a breakthrough therapy or, for priority review products, decide that the period for FDA review or approval will not be shortened. Moreover, in the U.S., FDA expects that sponsors with products under these programs will be prepared for a more rapid pace of development, including with respect to manufacturing or any combination medical devices, such as companion diagnostics.  If we are unable to meet these expectations, we may not be able to fully avail ourselves of certain advantages of these programs.

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

It is possible that our product candidates would be deemed to be combination products, potentially necessitating compliance with the FDA’s investigational device regulations, separate marketing application submissions for the medical device component, a demonstration that our product candidates are safe and effective when used in combination with the medical devices, cross-labeling with the medical device, and compliance with certain of the FDA’s device regulations. If we are not able to comply with the FDA’s device regulations, if we are not able to effectively partner with the applicable medical device manufacturers, if we or any partners are not able to obtain any required FDA clearances or approvals of the applicable medical devices, or if we are not able to demonstrate that our product candidates are safe and efficacious when used with the applicable medical devices, we may be delayed in or may never obtain FDA approval for our product candidates, which would materially harm our business.

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

The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all of our manufacturing processes, which may result in delays in regulatory approvals, inability to produce sufficient amounts of commercial product, or otherwise adversely affect our ability to manufacture sufficient amounts of our products.

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

The process of obtaining marketing approval for our product candidates in the U.S., the European Union, and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities may also be delayed in completing their review of any marketing applications submitted by us or our partners. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical, or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

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

Moreover, while orphan drug designation neither shortens the development or regulatory review time, nor gives the product candidate advantages in the regulatory review or approval process, generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that period. The FDA and the EMA, however, may subsequently approve a similar drug or same drug, in the case of the U.S., for the same indication during the first product’s market exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. Orphan exclusivity in the U.S. also does not prevent the FDA from approving another product that is considered to be the same as our product candidates for a different indication or a different product for the same orphan indication. If another product that is the same as ours is approved for a different indication, it is possible that third-party payors will reimburse for products off-label even if not indicated for the orphan condition. Moreover, in the U.S. the exact scope of orphan exclusivity is currently uncertain and evolving due to a recent court decision.

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

Additionally, regulatory criteria with respect to orphan products is evolving, especially in the area of gene therapy. By example, in the U.S., whether two gene therapies are considered to be the same for the purpose of determining clinical superiority was recently updated via a final guidance document specific to gene therapies, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Depending on the products, whether two products are ultimately considered to be the same may be determined by FDA on a case-by-case basis, making it difficult to make predictions regarding when the FDA might be able to make an approval of a product effective and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our product candidates will be deemed to be the same as another product or product candidate is uncertain.

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

If we do not obtain or maintain periods of market exclusivity, we may face competition sooner than otherwise anticipated. For instance, in the U.S., this could mean that a competing biosimilar product may be able to apply to the FDA and obtain approval either as a biosimilar to one of our products or even as an interchangeable product. This may require that we undertake costly and time-consuming patent litigation, to the extent available, or defend actions brought by the biosimilar applicant for declaratory judgment. If a biosimilar product does enter the market, it is possible that it could be substituted for one of our product candidates, especially if it is available at a lower price.

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

Our ability to generate revenues from HEMGENIX® or any other product will depend on the successful development and eventual commercialization of our product candidates. The success of HEMGENIX® or other product candidates will depend on many factors, including:

●	successful execution of our contractual relationship with CSL Behring for the commercialization of HEMGENIX®;
●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	our ability to timely manufacture sufficient quantities of HEMGENIX® and other products according to required quality specifications;
●	obtaining and maintaining patent and trade secret protection and non-patent, exclusivities for our product candidates;
●	maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	achieve optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;

●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining and maintaining healthcare coverage and adequate reimbursement of HEMGENIX® and other products;
●	any price concessions, rebates, or discounts we may need to provide;
●	complying with any applicable post-approval commitments and requirements, and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

CSL Behring may not facilitate a first commercial sale in the European Union prior to July 2, 2023, and we may not receive the $75.0 million first commercial sale milestone in any of the five contractually defined European countries prior to July 2, 2023 under the CSL Behring Agreement unless the CSL Behring Agreement is amended.

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

Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The use of such data involves risks and uncertainties and is subject to change based on various factors. Our estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, reimbursement may not be sufficient to sustain a viable business for all sub-populations being studied, or new patients may become increasingly difficult to identify or access, any of which could adversely affect our results of operations and our business.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the U.S., including:

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

We also rely on other third parties to store and distribute our products for the clinical and preclinical trials that we conduct. Any performance failure on the part of our distributors could delay the development, marketing approval, or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

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

The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business and financial condition.

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

In addition, legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Risks Related to Pricing and Reimbursement

We, and our commercial partner, face uncertainty related to insurance coverage of, and pricing and reimbursement for HEMGENIX® and other product candidates for which we may receive marketing approval.

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

Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide for which medications they will pay and, subsequently, establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures and negotiating or requiring payment of manufacturer rebates. Increasingly, third party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications. Additionally, in the U.S. and some foreign jurisdictions, pending or potential legislative and regulatory changes regarding the healthcare system and insurance coverage could result in more rigorous coverage criteria and downward pressure on drug prices, and may affect our ability to profitably sell any products for which we obtain marketing approval. For example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation (“MFN”) payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capita GDP-adjusted price of any non-U.S. member country of the OECD with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. While this rule has now been rescinded, government negotiation of certain Medicare drug pricing continues to be the focus of recent proposed legislation.

The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begin only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the European Union, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company's profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. Because of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners' commercial launch of the product in a particular jurisdiction. In addition, we or any collaborator may elect to reduce the price of our products to increase the likelihood of obtaining reimbursement approvals. If countries impose prices, which are not sufficient to allow us or any collaborator to generate a profit, we or any collaborator may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third party payers, our ability to market and sell our products could be adversely affected and our business could be harmed.

Due to the generally limited addressable market for our target orphan indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to pricing and reimbursement for HEMGENIX® and other product candidates.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a loss in the year ended December 31, 2022, incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.

We had a net loss of $77.2 million in the three months ended March 31, 2023, and a net loss of $126.8 million in the full year 2022. As of March 31, 2023, we had an accumulated deficit of $659.2 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2023 and 2024 primarily from our existing cash resources including payments we collected and expect to collect in relation to the CSL Behring Agreement. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase for the foreseeable future and will include costs related to:

●	advancing AMT-130 for our Huntington’s disease gene therapy program into phase III clinical study;
●	advancing our gene therapy programs for rTLE, SOD1-ALS and Fabry disease into Phase I/II clinical studies;
●	potentially acquiring or in-licensing rights to new therapeutic targets, product candidates and technologies;
●	making potential future milestone payments related to the acquisition of Corlieve, if any
●	advancing preclinical research and development for gene therapy product candidates targeting other diseases; and
●	continuing to invest in expanding, developing and optimizing our manufacturing capabilities and other enabling technologies, such as next-generation viral vectors, promoters and re-dosing.

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

We expect to incur significant expenses in connection with our ongoing activities and we will likely need to obtain substantial additional funding in connection with our continuing operations. In addition, we have based our estimate of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

As of March 31, 2023, we had $100.0 million of outstanding principal of borrowings under the 2021 Restated Facility, which we are required to repay in full in December 2025. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Risks Related to Other Legal Compliance Matters

Our relationships with employees, customers and third parties are subject to applicable laws and regulations, the non-compliance of any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, we are subject to various labor and employment laws and regulations. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, employee and independent contractor classification rules, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, scheduling notification requirements and anti-discrimination and anti-harassment laws. Complying with these laws and regulations, including ongoing changes thereto, subjects us to substantial expense and non-compliance could expose us to significant liabilities. In particular, we are subject to allegations of Sarbanes-Oxley whistleblower retaliation and employment discrimination and retaliation, and we may in the future be subject to additional claims of non-compliance with similar or other Laws and regulations.

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

Many national and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the General Data Protection Regulation (“GDPR”) that took effect in May 2018. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, and imposition of substantial potential fines for breaches of the data protection obligations. The GDPR imposes penalties for non-compliance of up to the greater of EUR 20.0 million or 4% of worldwide revenue. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The significant costs of compliance with risk of regulatory enforcement actions under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition, and results of operations.

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

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize current or future drug candidates in foreign markets for which we may rely on collaborations with third parties. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through May 4, 2023, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on May 4, 2023, was $21.15 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 38.8% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of March 31, 2023. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend those earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. Accordingly, shareholders cannot rely on dividend income from our ordinary shares and any returns on an investment in our ordinary shares will likely depend entirely upon any future appreciation in the price of our ordinary shares.

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

Risks for U.S. Holders

We have in the past qualified and in the future may qualify as a passive foreign investment company, which may result in adverse U.S. federal income tax consequences to U.S. holders.

Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our shares, we qualified as a passive foreign investment company (“PFIC”) for U.S. federal income tax for 2016 and 2022 but not for 2017 through 2021. A corporation organized outside the U.S. generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

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

Although we report as a U.S. domestic filer for SEC reporting purposes, we are incorporated under the laws of the Netherlands. Some of the members of our board and senior management reside outside the U.S. As a result, it may not be possible for shareholders to effect service of process within the U.S. upon such persons or to enforce judgments against them or us in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the U.S. In addition, it is not clear whether a Dutch court would impose civil liability on us or any of our Board members in an original action based solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands.

The U.S. and the Netherlands currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. Consequently, a final judgment for payment given by a court in the U.S, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the Netherlands. To obtain a judgment which is enforceable in the Netherlands, the party in whose favor a final and conclusive judgment of the U.S. court has been rendered will be required to file its claim with a court of competent jurisdiction in the Netherlands. Such party may submit to the Dutch court the final judgment rendered by the U.S. court. If and to the extent that the Dutch court finds that the jurisdiction of the U.S. court has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will, in principle, give binding effect to the judgment of the U.S. court, unless such judgment contravenes principles of public policy of the Netherlands. Dutch courts may deny the recognition and enforcement of punitive damages or other awards. Moreover, a Dutch court may reduce the amount of damages granted by a U.S. court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Enforcement and recognition of judgments of U.S. courts in the Netherlands are solely governed by the provisions of the Dutch Civil Procedure Code.

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

Although we report as a U.S. domestic filer for SEC purposes, our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees, and other stakeholders and not only those of our shareholders (as would be required under the law of most U.S. jurisdictions). As a result of these considerations, our directors may take actions that would be different than those that would be taken by a company organized under the law of some U.S. jurisdictions.

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

EXHIBIT INDEX

10.1*t	† Consulting Agreement, effective March 31, 2023, by and between uniQure, Inc., and Alex Kuta

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1±	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 9, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 9, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

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

UNIQURE N.V.

By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive Officer)

By: /s/ Christian Klemt Christian Klemt Chief Financial Officer (Principal Financial Officer)

Dated May 9, 2023