Form 10-Q
period 2023-06-30
uniQure N.V.
filed 2023-08-01
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, the registrant had 47,703,982 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements related to our collaboration, royalty financing and license agreements, our cash runway, the advancement of our clinical trials, and the impact of regulatory actions on our regulatory submission and approval timelines.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2023 (the “Annual Report”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$513,598	$228,012
Current investment securities	114,989	124,831
Accounts receivable and contract asset	102,559	102,376
Inventories	10,212	6,924
Prepaid expenses	12,351	11,817
Other current assets and receivables	3,250	2,814
Total current assets	756,959	476,774
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $49.4 million as of June 30, 2023 and $44.1 million as of December 31, 2022	48,567	50,532
Non-current investment securities	—	39,984
Operating lease right-of-use assets	31,395	32,726
Intangible assets, net, including in-process research and development asset of $58.3 million as of June 30, 2023 and $57.3 million as of December 31, 2022	59,713	58,778
Goodwill	26,016	25,581
Deferred tax assets, net	13,995	14,528
Other non-current assets	6,124	6,061
Total non-current assets	185,810	228,190
Total assets	$942,769	$704,964
Current liabilities
Accounts payable	$9,373	$10,984
Accrued expenses and other current liabilities	23,537	30,571
Current portion of contingent consideration	27,666	25,982
Current portion of operating lease liabilities	7,780	8,382
Total current liabilities	68,356	75,919
Non-current liabilities
Long-term debt	101,110	102,791
Liability from royalty financing agreement	372,445	—
Operating lease liabilities, net of current portion	30,195	31,719
Contingent consideration, net of current portion	9,581	9,334
Deferred tax liability, net	6,802	8,257
Other non-current liabilities	960	935
Total non-current liabilities	521,093	153,036
Total liabilities	589,449	228,955
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of June 30, 2023 and December 31, 2022 and 47,702,331 and 46,968,032 ordinary shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,877	2,838
Additional paid-in-capital	1,130,515	1,113,393
Accumulated other comprehensive loss	(52,440)	(58,291)
Accumulated deficit	(727,632)	(581,931)
Total shareholders' equity	353,320	476,009
Total liabilities and shareholders' equity	$942,769	$704,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$793	$—	$793	$—
Contract manufacturing revenues	1,310	—	$6,247	$—
Collaboration revenues	319	497	707	2,289
Total revenues	2,422	497	7,747	2,289
Operating expenses:
Cost of contract manufacturing revenues	(1,352)	(832)	(3,787)	(832)
Research and development expenses	(46,036)	(46,192)	(106,845)	(91,195)
Selling, general and administrative expenses	(21,181)	(12,491)	(39,029)	(23,478)
Total operating expenses	(68,569)	(59,515)	(149,661)	(115,505)
Other income	1,302	3,186	3,113	3,496
Other expense	(229)	(229)	(445)	(422)
Loss from operations	(65,074)	(56,061)	(139,246)	(110,142)
Interest income	3,229	35	4,898	78
Interest expense	(6,840)	(2,694)	(10,402)	(5,210)
Foreign currency gains / (losses), net	374	19,398	(1,995)	27,966
Other non-operating gains, net	—	(57)	—	635
Loss before income tax benefit	$(68,311)	$(39,379)	$(146,745)	$(86,673)
Income tax (expense )/ benefit	(163)	318	1,044	934
Net loss	$(68,474)	$(39,061)	$(145,701)	$(85,739)
Other comprehensive loss:
Foreign currency translation adjustments	54	(28,324)	5,851	(38,774)
Total comprehensive loss	$(68,420)	$(67,385)	$(139,850)	$(124,513)

Basic and diluted net loss per ordinary share	(1.44)	(0.84)	(3.06)	(1.84)
Weighted average shares used in computing basic and diluted net loss per ordinary share	47,649,520	46,668,554	47,543,516	46,634,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity

	(in thousands, except share and per share amounts)
Balance at March 31, 2022	46,641,448	$2,821	$1,084,306	$(39,306)	$(501,820)	$546,001
Loss for the period	—	—	—	—	(39,061)	(39,061)
Other comprehensive loss	—	—	—	(28,324)	—	(28,324)
Exercises of share options	4,470	—	29	—	—	29
Restricted share units distributed during the period	36,333	2	(2)	—	—	—
Share-based compensation expense	—	—	7,813	—	—	7,813
Issuance of ordinary shares relating to employee stock purchase plan	2,332	—	30	—	—	30
Balance at June 30, 2022	46,684,583	$2,823	$1,092,176	$(67,630)	$(540,881)	$486,488

Balance at March 31, 2023	47,546,673	$2,869	$1,121,554	$(52,494)	$(659,158)	$412,771
Loss for the period	—	—	—	—	(68,474)	(68,474)
Other comprehensive gain	—	—	—	54	—	54
Exercises of share options	2,427	—	34	—	—	34
Restricted and performance share units distributed during the period	150,720	8	(8)	—	—	—
Share-based compensation expense	—	—	8,894	—	—	8,894
Issuance of ordinary shares relating to employee stock purchase plan	2,511	0	41	—	—	41
Balance at June 30, 2023	47,702,331	$2,877	$1,130,515	$(52,440)	$(727,632)	$353,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(85,739)	(85,739)
Other comprehensive loss	—	—	—	(38,774)	—	(38,774)
Exercises of share options	72,594	4	449	—	—	453
Restricted and performance share units distributed during the period	307,464	17	(17)	—	—	—
Share-based compensation expense	—	—	14,682	—	—	14,682
Issuance of ordinary shares relating to employee stock purchase plan	5,890	—	90	—	—	90
Balance at June 30, 2022	46,684,583	$2,823	$1,092,176	$(67,630)	$(540,881)	$486,488

Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(145,701)	(145,701)
Other comprehensive gain	—	—	—	5,851	—	5,851
Exercises of share options	12,482	1	120	—	—	121
Restricted and performance share units distributed during the period	716,811	38	(38)	—	—	—
Share-based compensation expense	—	—	16,955	—	—	16,955
Issuance of ordinary shares relating to employee stock purchase plan	5,006	0	85	—	—	85
Balance at June 30, 2023	47,702,331	$2,877	$1,130,515	$(52,440)	$(727,632)	$353,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2023	2022

	(in thousands)
Cash flows from operating activities
Net loss	$(145,701)	$(85,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,115	4,103
Share-based compensation expense	16,955	14,682
Royalty financing agreement interest expense	3,154	-
Deferred tax income	(1,044)	(934)
Changes in fair value of contingent consideration and derivative financial instrument, net	1,212	1,371
Unrealized foreign exchange losses / (gains), net	944	(24,491)
Other items, net	(831)	(257)
Changes in operating assets and liabilities:
Accounts receivable and contract asset, prepaid expenses, and other current assets and receivables	813	46,492
Inventories	(3,288)	(2,949)
Accounts payable	(1,212)	7,632
Accrued expenses, other liabilities, and operating leases	(11,416)	(1,299)
Net cash used in operating activities	(135,299)	(41,389)
Cash flows from investing activities
Purchases of property, plant, and equipment	(3,416)	(8,637)
Proceeds on maturity of investment securities	52,234	-
Acquisition of uniQure France SAS, net of cash acquired	-	(822)
Net cash generated from / (used in) investing activities	48,818	(9,459)
Cash flows from financing activities
Proceeds from royalty financing agreement	374,350	-
Payment of debt issuance costs	(4,288)	-
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	206	543
Net cash generated from financing activities	370,268	543
Currency effect on cash, cash equivalents and restricted cash	1,812	(5,382)
Net decrease in cash, cash equivalents and restricted cash	285,599	(55,687)
Cash, cash equivalents and restricted cash at beginning of period	231,173	559,353
Cash, cash equivalents and restricted cash at the end of period	$516,772	$503,666
Cash and cash equivalents	$513,598	$500,524
Restricted cash related to leasehold and other deposits	3,174	3,142
Total cash, cash equivalents and restricted cash	$516,772	$503,666
Supplemental cash flow disclosures:
Cash paid for interest	$(8,882)	$(3,980)
Non-cash (decrease) / increase in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(651)	$(277)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1General business information

uniQure N.V. (the “Company”) was incorporated on January 9, 2012, initially as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. The Company is a leader in the field of gene therapy and seeks to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. The Company’s business was founded in 1998 and was initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V. (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with its initial public offering on the Nasdaq Global Select Market, the Company converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

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

The unaudited consolidated financial statements are presented in United States (“U.S.”) dollars, except where otherwise indicated. Transactions denominated in currencies other than U.S. dollars are presented in the transaction currency with the U.S. dollar amount included in parenthesis, converted at the foreign exchange rate as of the transaction date.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on February 27, 2023 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023, except as noted below.

Royalty Financing Agreement

In May 2023, uniQure biopharma B.V. (“uniQure biopharma”), a wholly-owned subsidiary of the Company entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV (the “Purchaser”) to sell certain current and future royalties due to uniQure biopharma from CSL Behring LLC (“CSL Behring”) under the Commercialization and License Agreement (“the CSL Behring Agreement”) by and between uniQure biopharma and CSL Behring from the net sales of HEMGENIX®. Refer to Note 9 “Royalty Financing Agreement” for further details of the Royalty Financing Agreement. The Company determined that the Royalty Financing Agreement should be accounted for as debt in accordance with topic ASC 470, Debt. The Company initially recognized the debt at fair value. The Company subsequently records the debt at amortized cost and determines the effective interest rate based on its projection of contractual cash flows. Interest expense (presented as “Interest Expense” in the consolidated statements of operations and comprehensive loss) is recorded over the projected repayment period using the effective interest method. The Company periodically assesses and adjusts the effective interest rate to reflect changes in projected cash flows. The Company prospectively applies the adjusted effective interest rate following the date of change.

In accordance with topic ASC 835, Interest, debt issuance costs incurred in relation to the Royalty Financing Agreement are presented as a reduction of carrying amount of the debt. Debt issuance cost is amortized together with the interest expense recorded.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in Note 2.3.25 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V. entered into the CSL Behring Agreement with CSL Behring, pursuant to which CSL Behring received exclusive global rights to HEMGENIX®.

The transaction became fully effective on May 6, 2021.

License revenue

The Company recognized $0.8 million of royalty revenue in each of the three and six months ended June 30, 2023, compared to nil in the three and six months ended June 30, 2022. Royalties on the sale of the HEMGENIX® are recorded once earned and are presented as license revenue.

Accounts receivable and contract asset

As of December 31, 2022, the Company recorded accounts receivable of $2.2 million from CSL Behring related to collaboration services as well as a contract asset of $100.0 million for a milestone due from CSL Behring following the first sale of HEMGENIX® in the U.S., which was deemed to be probable.

As of June 30, 2023, the Company had accounts receivable of $102.5 million from CSL Behring. The $100.0 million milestone is included in accounts receivable as of June 30, 2023 following the achievement of the milestone event in June 2023. The Company collected the $100.0 million in July 2023. The remaining accounts receivable related to collaboration services, contract manufacturing revenue, and royalty revenue.

4	Investment securities

The following tables summarize the Company’s investments in sovereign debt as of June 30, 2023 and December 31, 2022:

	At June 30, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$114,989	$—	$(363)	$114,626
Total	$114,989	$—	$(363)	$114,626

	At December 31, 2022
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$124,831	$—	$(283)	$124,548

Non-current investments:
Government debt securities (held-to-maturity)	39,984	—	(43)	39,941
Total	$164,815	$—	$(326)	$164,489

Inputs to the fair value of the investments are considered Level 2 inputs.

5	Inventories

The following table summarizes the inventory balances as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(in thousands)
Raw materials	$6,013	$3,584
Work in progress	4,059	1,874
Finished goods	140	1,466
Inventories	$10,212	$6,924

6	Fair value measurement

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2022
Assets:
Cash and cash equivalents	$228,012	$—	$—	$228,012	Cash and cash equivalents
Restricted cash	3,161	—	—	3,161	Other non-current assets
Total assets	$231,173	$—	$—	$231,173
Liabilities:
Contingent consideration	—	—	35,316	35,316	Contingent consideration
Consideration for post-acquisition services	—	—	297	297	Other non-current liabilities
Total liabilities	$—	$—	$35,613	$35,613
At June 30, 2023
Assets:
Cash and cash equivalents	$513,598	$—	$—	$513,598	Cash and cash equivalents
Restricted cash	3,174	—	—	3,174	Other non-current assets
Total assets	$516,772	$—	$—	$516,772
Liabilities:
Contingent consideration	—	—	37,247	37,247	Contingent consideration
Consideration for post-acquisition services	—	—	326	326	Other non-current liabilities
Total liabilities	$—	$—	$37,573	$37,573

Contingent consideration

The Company is required to pay up to EUR 178.8 million (or $194.6 million based on the foreign exchange rate on June 30, 2023) to the former shareholders of Corlieve Therapeutics SAS (“uniQure France SAS”) upon the achievement of contractually defined milestones in connection with the Company’s July 2021 acquisition of uniQure France SAS.

The fair value of the contingent consideration as of June 30, 2023 was $37.2 million (December 31, 2022: $35.3 million) using discount rates of approximately 15.0% to 15.3% (December 31, 2022: 14.0% to 14.4%) as well as a 66.0% (December 31, 2022: 66.0%) likelihood of the target candidate for treatment of temporal lobe epilepsy (“AMT-260”) advancing into clinical development by no later than late 2023. If as of June 30, 2023 the Company had assumed a 100% likelihood of AMT-260 advancing into clinical development, then the fair value of the contingent consideration would have increased to $51.5 million. If as of June 30, 2023 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent consideration are recognized within research and development expenses in the consolidated statements of operations and comprehensive loss.

The following table presents the changes in fair value of contingent consideration between December 31, 2022 and June 30, 2023:

Amount of
contingent
consideration
2023
(in thousands)
Balance at December 31, 2022	$35,316
Change in fair value (presented within research and development expenses)	1,212
Currency translation effects	719
Balance at June 30, 2023	$37,247

As of June 30, 2023, the Company classified $27.7 million of the total contingent consideration of $37.2 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of June 30, 2023 and December 31, 2022.

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$10,454	$11,120
Personnel related accruals and liabilities	12,312	17,201
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement	771	—
Accrued contract fulfillment costs and costs to obtain a contract	—	2,250
Total	$23,537	$30,571

8Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018, January 2021, December 2021 (the “2021 Restated Facility”) and on May 12, 2023 (the “2023 Amended Facility”).

Upon entering into the 2021 Restated Facility, the Company drew down an additional $30.0 million, resulting in total principal outstanding of $100.0 million.

The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

The Company is required to repay the entire principal balance on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. The Company paid a $2.5 million back-end fee in June 2023. Under the 2023 Amended Facility, the Company owes a back-end fee of $4.9 million on December 1, 2025 and a back-end fee of $1.3 million on the Maturity Date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2023 Amended Facility was $102.2 million as of June 30, 2023, compared to $103.8 million as of December 31, 2022, and is recorded net of discount and debt issuance costs. The foreign currency gain on the facility in the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively, compared to a foreign currency loss of $6.3 million and $8.4 million during the same period in 2022.

Interest expense associated with the 2023 Amended Facility during the three and six months ended June 30, 2023 was $3.7 million and $7.3 million, respectively, compared to $2.6 million and $5.0 million during the same period in 2022.

Under the 2023 Amended Facility the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2023 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $942.8 million, less $3.9 million of cash and cash equivalents and other current assets held by the Company, $86.7 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2023 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2023, the Company was in material compliance with all covenants and provisions.

9Royalty Financing Agreement

On May 12, 2023, the Company entered into the Royalty Financing Agreement with the Purchaser. Under the terms of the Royalty Financing Agreement the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring’s worldwide net sales of  HEMGENIX® for certain current and future royalties due to us. The Company is also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed certain thresholds, as set forth in the Royalty Financing Agreement. The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) and 1.85 times the $25.0 million milestone payment (if paid) until June 30, 2032 (“First Hard Cap Date”)  if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times of the upfront and milestone payment (if paid) through December 31, 2038. If 2024 net sales do not exceed the pre-specified threshold, the Company will be obligated to pay $25.0 million to the Purchaser but only to the extent that the Company achieves a future sales milestone under the CSL Behring Agreement. If such milestone payment is not due from CSL Behring, the Company is not obligated to pay any amounts to the Purchaser.

The Company has retained the rights to all other royalties, as well as contractual milestones totaling up to $1.5 billion, under the terms of the CSL Behring Agreement.

Net proceeds from the Royalty Financing Agreement, after deducting professional and financial advisory fees related to the transaction of $4.9 million, were $370.1 million. The Company initially recorded these net proceeds as “Liability from royalty financing agreement” on its balance sheet as of closing of the transaction on June 5, 2023. Following the initial recognition, the Company records the debt at amortized cost.

The Company expects to satisfy its commitment to Purchaser prior to the First Hard Cap Date. The Company will record the difference of $323.7 million between the total expected payments of $693.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the First Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% per annum to 13.5% per annum. The Company would have recorded $3.1 million and $3.5 million of interest expense, with a rate of 12.0% and 13.5% respectively, for the three and six months ended June 30, 2023. The Company will prospectively update the effective interest rate at each reporting date based on updated projections.

The liability was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between the closing of the transaction on June 5, 2023 and June 30, 2023:

Amount of liability
(in thousands)
Gross proceeds from royalty financing agreement on June 5, 2023	$375,000
Debt issuance costs paid	(4,938)
Liability owed to the Purchaser (presented as "Accrued expense and other current liabilities")	(771)
Interest expense for the period June 5, 2023 to June 30, 2023	3,154
Liability related to the royalty financing agreement	$372,445

10Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The number of shares authorized for issuance under the 2014 Plan is 12,601,471. The 2014 Plan expires on January 9, 2024.

In June 2018, the Company’s shareholders adopted and approved an employee share purchase plan (the “ESPP”) allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period.

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of manufacturing services revenue	$138	$148	$162	$148
Research and development	4,732	4,306	9,037	8,360
Selling, general and administrative	4,024	3,359	7,756	6,174
Total	$8,894	$7,813	$16,955	$14,682

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$3,485	$3,438	$6,759	$6,693
Restricted share units	5,388	4,127	10,018	7,397
Performance share units	12	242	162	580
Employee share purchase plan	9	6	16	12
Total	$8,894	$7,813	$16,955	$14,682

As of June 30, 2023, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$31,265	2.75
Restricted share units	41,298	2.21
Performance share units	—	—
Total	$72,563	2.44

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

Share options

Share options are priced on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years. The first 25% of each grant vests after one year from the initial grant date and the remainder vests in equal quarterly installments over years two, three and four. Certain grants to non-executive directors vest in full after one year. All share options must be exercised by the tenth anniversary of the initial grant date.

The following tables summarize share option activity under the 2014 Plans for the six months ended June 30, 2023:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2022	4,237,917	$26.13
Granted	1,484,930	$19.40
Forfeited	(236,145)	$22.51
Expired	(61,142)	$52.43
Exercised	(12,482)	$9.72
Outstanding at June 30, 2023	5,413,078	$24.18
Thereof, fully vested, and exercisable on June 30, 2023	2,748,537	$26.61
Thereof, outstanding and expected to vest after June 30, 2023	2,664,540	$21.67

Total weighted average grant date fair value of options issued during the period (in $ millions)	$16.8
Proceeds from option sales during the period (in $ millions)	$0.1

The fair value of each share option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2023	2022	2023	2022
Expected volatility	70%	70%	70%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	3.71% - 4.00%	3.03% - 3.44%	3.71% - 4.10%	2.12% - 3.44%
Expected dividend yield	0%	0%	0%	0%

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2023:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	1,818,774	$20.46
Granted	1,516,025	$19.68
Vested	(662,393)	$21.85
Forfeited	(183,734)	$19.52
Non-vested at June 30, 2023	2,488,672	$19.68

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$29.8

RSUs vest over one to three years, as specified when granted. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

The following table summarizes the PSU activity for the six months ended June 30, 2023:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	400,690	$28.82
Vested	(54,550)	$26.45
Forfeited	(38,260)	$27.85
Non-vested at June 30, 2023	307,880	$29.36

The Company granted ordinary shares to certain employees in September and December 2021 and at various dates during the year ended December 31, 2022 that will be earned upon the achievement of defined milestones. Such ordinary shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the ordinary shares granted in December 2021 to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the NASDAQ Biotechnology Index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. Achievement of one of the total five defined milestones was met as of December 31, 2022 and another one of the total five defined milestones was met as of June 30, 2023. The remaining three milestones have not yet been met.

The ESPP

During the six months ended June 30, 2023, 5,006 ordinary shares were issued under the ESPP compared to 5,890 during the same period in 2022. As of June 30, 2023, 111,054 ordinary shares remain available for issuance under the ESPP compared to a total of 121,414 as of June 30, 2022.

11	Income taxes

The Company recorded $0.2 million deferred tax loss and $1.0 million deferred tax benefit in relation to its operations in the U.S. and France during the three and six months ended June 30, 2023, respectively. The Company recorded $0.3 million and $0.9 million deferred tax benefit in relation to its operations in the U.S. and France during the three and six months ended June 30, 2022, respectively.

The effective income tax rate of 0.2% and (0.7%) during the three and six months ended June 30, 2023 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate during the three and six months ended June 30, 2022 was (0.8%) and (1.1%), respectively, as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands.

12Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three and six months ended June 30, 2023, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and six months ended June 30, 2023. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of June 30, 2023 and June 30, 2022, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,297,277	4,420,474	5,297,277	4,420,474
Non-vested RSUs and PSUs	2,730,672	2,447,570	2,730,672	2,447,570
ESPP	2,455	1,464	2,455	1,464
Total anti-dilutive ordinary share equivalents	8,030,404	6,869,508	8,030,404	6,869,508

13Subsequent events

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devasting diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease and amyotrophic lateral sclerosis (“ALS”), as well as preclinical product candidates including candidates for the treatment of refractory temporal lobe epilepsy (“rTLE”) and Fabry disease. In November 2022 and February 2023, our internally developed HEMGENIX®, a gene therapy for the treatment of hemophilia B, was approved for commercialization by the United States Food and Drug Administration (the “FDA”) and the European Medicines Agency (“EMA”), respectively. In June 2020, we agreed to license HEMGENIX® to CSL Behring LLC (“CSL Behring”), pursuant to a commercialization and license agreement (the “Commercialization and License Agreement”), which is now responsible for commercialization of HEMGENIX®. We are manufacturing HEMGENIX® for CSL Behring and are entitled to specific milestone payments and royalties on net sales under the Commercialization and License Agreement. In May 2023, one of our wholly-owned subsidiaries entered into a royalty purchase agreement (the “Royalty Purchase Agreement”) with HemB SPV, L.P. (the “Purchaser”) for the sale of a portion of the royalty rights due to us from CSL Behring under the Commercialization and License Agreement.

We believe our validated technology platform and manufacturing capabilities provide us distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our Adeno-associated virus (“AAV”) based gene therapies in our own facilities with a proprietary, commercial-scale, current good manufacturing practices compliant, manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s leading, most versatile, gene therapy manufacturing facilities.

Business developments

Below is a summary of our recent significant business developments:

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease.

We are currently conducting a randomized, controlled, and blinded Phase I/II clinical trial for AMT-130 in the U.S. The low-dose cohort of this trial includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The high-dose cohort includes 16 patients, of which 10 patients received treatment with AMT-130 and six patients received imitation surgery. Patients in the high-dose cohort that received imitation surgery had the option to cross over after 12 months if they met the inclusion criteria for the study. We are also conducting an open-label Phase Ib/II study in the EU, which includes six patients in the low-dose cohort and nine patients in the high-dose cohort. All 15 patients in the EU study will receive AMT-130.

On March 21, 2022, we announced that we completed the enrollment of all 26 patients in the first two cohorts of our Phase I/II clinical trial of AMT-130 in the U.S. In July 2022, we began crossing over patients in the high-dose cohort who received the imitation surgical procedure. Four of the six control patients in the high-dose cohort have been crossed over to treatment (three patients received the high dose and one patient received the low dose). The remaining two control patients in the high-dose cohort did not meet all the inclusion criteria for the study and were not eligible for crossover. All four crossover patients received a short course of immunosuppression therapy concurrent with the administration of AMT-130.

On June 23, 2022, we announced that all six patients in the low-dose cohort in our Phase Ib/II study in the EU had been treated with AMT-130. We have continued to make progress enrolling the second, high-dose cohort of nine patients.

On June 21, 2023, we announced interim data, including up to 24-month follow-up, from 26 patients enrolled in the ongoing U.S. Phase I/II clinical trial of AMT-130. Efficacy and biomarker data from the crossover patients are not included in the summary below.

Safety and tolerability

We believe AMT-130 was generally well-tolerated, with a manageable safety profile in patients treated with the lower dose of 6x1012 vector genomes and the higher dose of 6x1013 vector genomes. The most common adverse events in the treatment groups were related to the surgical procedure. No treatment emergent adverse events led to discontinuation of patient follow-up.

As previously reported, there were two serious adverse events (“SAEs”) unrelated to AMT-130 (post-operative delirium and major depression) in the low-dose cohort, one SAE in the high-dose cohort (back pain), and one SAE (deep vein thrombosis) in the control group. In addition, there were two suspected unexpected serious adverse events (severe headache, central nervous system inflammation) in the high-dose cohort. All the events have resolved to our knowledge.

Exploratory efficacy data

We believe early clinical data demonstrate promising trends. Compared to baseline measurements, clinical function was generally preserved at 24 months for patients in the low-dose cohort and at 12 months for patients in the high-dose cohort.

Compared to natural history, patients in both dose cohorts demonstrated benefits in each of Total Motor Score (“TMS”), Total Functional Capacity (“TFC”) and the composite Unified Huntington’s Disease Rating Scale (“cUHDRS”). Compared to natural history:

●	TMS of patients in the lower dose cohort showed a mean improvement of 1.8 points at 24 months and patients in the higher dose cohort demonstrated a mean improvement of 2.7 points at 12 months;
●	TFC of patients in the lower dose cohort showed a mean 0.8 point improvement at 24 months and patients in the higher dose cohort demonstrated a mean 0.5 point improvement at 12 months; and
●	the cUHDRS of patients in the lower dose cohort showed a mean 0.9 point improvement in cUHDRS at 24 months and patients in the higher dose cohort demonstrated a mean 1.0 point improvement at 12 months.

Patients in the control group appear to experience a worsening of TMS at 12 months compared to baseline and natural history. TFC and cUHDRS was preserved in control patients at 12 months.

Biomarkers

Patients experienced a transient increase in neurofilament lights chain in the cerebral spinal fluid (“CSF NfL”) related to the procedure that peaked at approximately one month after administration. These transient increases were not dose-dependent, and all patients experienced subsequent declines in CSL NfL. Mean CSF NfL for the lower dose cohort was 12.9% below baseline compared to a predicted 22.9% increase in the natural history, with four of the five patients in the lower dose cohort having CSF NfL levels below baseline. CSF NfL levels in the higher dose cohort were more variable through 12 months, with a mean increase of 51.5% compared to baseline. Four of the eight patients in the higher dose cohort with at least 12 months of follow-up had NfL levels below baseline. Two patients in the higher dose cohort with 18 months of follow-up demonstrated a continued decline in CSF NfL to 27.4% above baseline. In the control group, mean CSF NfL was relatively stable and was 6.83% below baseline at 12 months.

Mutant huntingtin protein in the cerebral spinal fluid (“CSF mHTT”) for patients in the lower dose cohort remained below baseline with a mean reduction of 8.1% at 24 months. CSF mHTT for patients in the higher dose cohort was more variable with a mean increase of 39.7% above baseline at 12 months compared to a 4.7% increase in the control group. Three of nine evaluable patients in the higher dose cohort had CSF mHTT reduction below baseline at their last measurement. The mean total brain volume for the control, lower dose and higher dose cohorts declined 0.74%, 1.02% and 1.23%, respectively at 12 months and were not significantly different from each other or from the natural history.

The mean total brain volume for the control, low-dose and high-dose cohorts declined 0.74%, 1.02% and 1.23%, respectively at 12 months and do not appear to be significantly different from each other or from the natural history.

CSL Behring commercialization and license agreement

In June 2023, the first sale of HEMGENIX® in the U.S. occurred, and in July 2023 we collected the $100.0 million owed to us under the CSL Behring Agreement.

Financing

Royalty Financing Agreement

On May 12, 2023, we entered into the Royalty Financing Agreement with the Purchaser. Under the terms of the Royalty Financing Agreement, we received an upfront payment of $375.0 million in exchange for the Purchaser’s rights to the lowest royalty tier on CSL Behring’s worldwide net sales of  HEMGENIX® for certain current and future royalties due to us. We are also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed a pre-specified threshold. The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) and 1.85 times the $25.0 million milestone payment (if paid) until June 30, 2032 (“First Hard Cap Date”) or, if such cap is not met by June 30, 2032, up to 2.25 times the upfront and milestone payment (if paid) through December 31, 2038. If 2024 net sales do not exceed a pre-specified threshold, we will be obligated to pay $25.0 million to the Purchaser but only to the extent that we achieve a future sales milestone under the CSL Behring Agreement. If such milestone payment is not due from CSL Behring, we are not obligated to pay any amounts to the Purchaser.

We retained the rights to all other royalties, as well as contractual milestones totaling up to $1.5 billion, under the terms of the CSL Behring Agreement.

As a result of this transaction and the first U.S. sale of HEMGENIX® in which we collected $100.0 million owed to us, we believe our cash and cash equivalents will fund our operations through the second quarter of 2026.

Hercules Amendment

On May 12, 2023 we and Hercules amended the 2021 Restated Facility (“2023 Amended Facility”). The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027.

Amyotrophic Lateral Sclerosis (AMT-162)

On January 31, 2023, we announced that we had entered into a global licensing agreement with Apic Bio, Inc. (“Apic Bio”) for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in superoxide dismutase 1 (“SOD1”), a rapidly progressing, rare motor neuron disease that leads to loss of everyday functions and is uniformly fatal. With this agreement, we have added to our pipeline of gene therapies to treat neurological disorders. The FDA has cleared the investigational new drug application for APB-102 and has granted Orphan Drug and Fast Track designation. Mutations in the SOD1 gene of ALS account for approximately one-fifth of all inherited forms of this fatal disease. APB-102 is comprised of a recombinant AAVrh10 vector that expresses a micro ribonucleic acids (“miRNA”) designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations.

We made an initial cash payment of $10.0 million to Apic Bio that was recognized as a research and development expense. We owe up to $43.0 million in milestone payments to Apic Bio if AMT-162 is approved for commercialization in the U.S. and Europe.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Total revenues	$2,422	$497	$7,747	$2,289
Cost of contract manufacturing revenues	(1,352)	(832)	(3,787)	(832)
Research and development expenses	(46,036)	(46,192)	(106,845)	(91,195)
Selling, general and administrative expenses	(21,181)	(12,491)	(39,029)	(23,478)
Net loss	(68,474)	(39,061)	(145,701)	(85,739)

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents and investment securities of $628.6 million and $392.8 million, respectively. We had a net loss of $68.5 million and $145.7 million in the three and six months ended June 30, 2023, respectively, compared to net loss of $39.1 million and $85.7 million for the same period in 2022. As of June 30, 2023 and December 31, 2022, we had accumulated deficits of $727.6 million and $581.9 million, respectively.

We anticipate that our expenses will increase for the foreseeable future and will include costs related to:

●	advancing AMT-130 for our Huntington’s disease gene therapy program into phase III clinical study;
●	advancing our gene therapy programs for rTLE, SOD1-ALS and Fabry disease into Phase I/II clinical studies;
●	making potential future milestone payments related to the acquisition of Corlieve Therapeutics SAS (“uniQure France SAS”), if any; and
●	potentially acquiring or in-licensing rights to new therapeutic targets, product candidates and technologies.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2023 or reasonably possible changes of our critical accounting estimates as of June 30, 2023 that could have had a material impact on our results of operations for the three and six months ended June 30, 2023.

Cost of contract manufacturing

We entered into a development and commercial supply agreement with CSL Behring in June 2020. Since April 1, 2022, we recognize the cost to manufacture HEMGENIX® under such agreement as cost of contract manufacturing.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates, including approval of the marketing authorization application (“MAA”);
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of uniQure France SAS.

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs include advisory fees related to obtaining the CSL Behring Agreement.

Other items, net

Our other income primarily consists of payments received to subsidize our research and development efforts and income from the subleasing of our Amsterdam facility.

Our other expense primarily consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table presents a comparison of our results of operations for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022	2023 vs 2022

	(in thousands)
Total revenues	$2,422	$497	$1,925
Operating expenses:
Cost of contract manufacturing	(1,352)	(832)	(520)
Research and development expenses	(46,036)	(46,192)	156
Selling, general and administrative expenses	(21,181)	(12,491)	(8,690)
Total operating expenses	(68,569)	(59,515)	(9,054)
Other income	1,302	3,186	(1,884)
Other expense	(229)	(229)	—
Loss from operations	(65,074)	(56,061)	(9,013)
Other non-operating items, net	(3,237)	16,682	(19,919)
Net loss before income tax (expense) / benefit	$(68,311)	$(39,379)	$(28,932)
Income tax (expense) / benefit	(163)	318	(481)
Net loss	$(68,474)	$(39,061)	$(29,413)

Revenue

Our revenue for the three months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,
	2023	2022	2023 vs 2022

	(in thousands)
License revenues	$793	$—	$793
Contract manufacturing revenues	1,310	—	1,310
Collaboration revenues	319	497	(178)
Total revenues	$2,422	$497	$1,925

License revenue

We recognize royalty revenues from CSL Behring, related to HEMGENIX®  sales, when earned. For the three months ended June 30, 2023, we recognized $0.8 million of license revenues (nil for the same period in 2022).

Contract manufacturing revenues

We recognize contract manufacturing revenue related to contract manufacturing HEMGENIX®  for CSL Behring. Contract manufacturing revenue is realized when earned upon sales of HEMGENIX®  to CSL Behring. We recognized $1.3 million contract manufacturing revenues in the three months ended June 30, 2023, compared to nil for the same period in 2022. We did not recognize such revenues in the three months ended June 30, 2022, as we started contract manufacturing activities to supply CSL Behring with launch supplies of HEMGENIX®  following their submission of a Biologics License Application (“BLA”) and MAA in the spring of 2022.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement.

We entered into collaboration, research, and license agreements with Bristol-Myers Squibb (“BMS”) in 2015 which were terminated on February 21, 2023.

For the three months ended June 30, 2023, we recognized $0.3 million and nil of collaboration revenue for CSL Behring and BMS, respectively. For the three months ended June 30, 2022, we recognized nil and $0.5 million of collaboration revenue for CSL Behring and BMS, respectively.

Cost of contract manufacturing

We incurred $1.4 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the three months ended June 30, 2023, compared to $0.8 million cost of contract manufacturing in the three months ended June 30, 2022.

R&D expenses

R&D expenses for the three months ended June 30, 2023 were $46.0 million, compared to $46.2 million for the same period in 2022. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

R&D expenses for the three months ended June 30, 2023 were $46.0 million, compared to $46.2 million for the same period in 2022. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended June 30,
	2023	2022	2023 vs 2022
	(in thousands)
Huntington's disease (AMT-130)	4,243	6,174	(1,931)
Temporal lobe epilepsy (AMT-260)	2,486	6,266	(3,780)
Amyotrophic lateral sclerosis (AMT-162)	$587	$—	$587
Fabry disease (AMT-191)	400	485	(85)
Etranacogene dezaparvovec (AMT-060/061)	(2,003)	313	(2,316)
Programs in preclinical development and platform related expenses	2,257	1,740	517
Total direct research and development expenses	$7,970	$14,978	$(7,008)

Employee and contractor-related expenses	17,760	15,066	2,694
Facility expenses	7,676	5,369	2,307
Disposables	5,875	4,532	1,343
Share-based compensation expense	4,732	4,306	426
Other expenses	1,786	2,137	(351)
Fair value changes related to contingent consideration	237	(196)	433
Total other research and development expenses	$38,066	$31,214	$6,852

Total research and development expenses	$46,036	$46,192	$(156)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the three months ended June 30, 2023 and June 30, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the United States and in Europe.

Temporal lobe epilepsy (AMT-260)

In the three months ended June 30, 2023 and June 30, 2022, we incurred $2.5 million and $6.3 million respectively, for the preclinical development of AMT-260. Our expenses in the three months ended June 30, 2022 included additional costs related to a toxicology study.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the three months ended June 30, 2023, we incurred $0.6 million of costs (nil in the prior period), related to our preclinical activities for AMT-162.

Fabry disease (AMT-190)

In the three months ended June 30, 2023 and June 30, 2022, we incurred $0.4 million and $0.5 million of costs, respectively, related to our preclinical research of AMT-190.

Etranacogene dezaparvovec (AMT-060/061)

We have incurred external costs for our hemophilia B program related to the execution of our Phase III clinical trial and the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product. However, we managed the trials on behalf of CSL Behring until such responsibilities were transitioned to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the three months ended June 30, 2023 and June 30, 2022 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Preclinical programs & platform development

In the three months ended June 30, 2023, and June 30, 2022, we incurred $2.3 million and $1.7 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $17.8 million in personnel and contractor-related expenses in the three months ended June 30, 2023, compared to $15.1 million for the same period in 2022. The increase was primarily a result of an increase in personnel and contractor-related expenses to support our growth;
●	We incurred $7.7 million in operating expenses and depreciation expenses related to our rented facilities in the three months ended June 30, 2023, compared to $5.4 million in the same period in 2022. The increase primarily related to additional sites in Lexington, Massachusetts which commenced in May and November 2022;
●	We incurred $5.9 million in disposable costs in the three months ended June 30, 2023, compared to $4.5 million for the same period in 2022;
●	We incurred $4.7 million in share-based compensation expenses in the three months ended June 30, 2023, compared to $4.3 million for the same period in 2022;
●	We incurred $1.8 million of other expenses for the three months ended June 30, 2023, compared to $2.1 million for the same period in 2022; and
●	We incurred $0.2 million of expenses in the three months ended June 30, 2023 related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $0.2 million decrease in fair value for the same period in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $21.2 million, compared to $12.5 million for the same period in 2022.

●	We incurred $6.4 million in personnel and contractor-related expenses in the three months ended June 30, 2023, compared to $5.2 million in the same period in 2022. The increase was primarily as a result of an increase in personnel and contractor-related expenses to support our growth;
●	We incurred $4.0 million in share-based compensation expenses in the three months ended June 30, 2023, compared to $3.4 million in the same period in 2022. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel;
●	We incurred $2.5 million in professional fees in the three months ended June 30, 2023, compared to $1.5 million in the same period in 2022. We regularly incur accounting, audit and legal fees associated with operating as a public company;
●	We incurred $3.8 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the three months ended June 30, 2023 (nil in prior period); and

●	We incurred $3.2 million in other operating expenses in the three months ended June 30, 2023, compared to $1.9 million in the same period in 2022. The increase was primarily a result of an increase in information technology expenses to support operational improvements within the Company.

Other items, net

We recognized $1.2 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2023, compared to $2.6 million for the same period in 2022.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
	2023	2022	2023 vs 2022

	(in thousands)
Interest income	$3,229	$35	$3,194
Interest expense	(6,840)	(2,694)	(4,146)
Foreign currency gains, net	374	19,398	(19,024)
Other non-operating losses	—	(57)	57
Total other non-operating income, net	$(3,237)	$16,682	$(19,919)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $3.2 million in interest income in the three months ended June 30, 2023, compared to $0.0 million in the same period in the prior year. Our interest income increased by $3.2 primarily due to the interest income earned on investment securities as well as cash on hand during the three months ended June 30, 2023.

We recognized $6.8 million in interest expense for the three months ended June 30, 2023 and $2.7 million for the three months ended June 30, 2022. Our interest expense in 2023 increased due to an increase in market interest rates related to the Hercules debt as well as the recognition of $3.2 million of interest expense related to the Royalty Financing Agreement.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $0.4 million during the three months ended June 30, 2023, compared to a net gain of $19.4 million during the same period in 2022.

We recognized fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction in the period ended June 30, 2022 (nil in the period ended June 30, 2023). As of December 31, 2022, we derecognized the derivative financial liability.

Income tax benefit

We recognized $0.2 million of deferred tax expense in the three months ended June 30, 2023, and $0.3 million of deferred tax benefit for the same period in 2022.

Comparison of the six months ended June 30, 2023 and 2022

The following table presents a comparison of our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	2023 vs 2022
	(in thousands)
Total revenues	$7,747	$2,289	$5,458
Operating expenses:
Cost of contract manufacturing revenues	(3,787)	(832)	(2,955)
Research and development expenses	(106,845)	(91,195)	(15,650)
Selling, general and administrative expenses	(39,029)	(23,478)	(15,551)
Total operating expenses	(149,661)	(115,505)	(34,156)
Other income	3,113	3,496	(383)
Other expense	(445)	(422)	(23)
Loss from operations	(139,246)	(110,142)	(29,104)
Non-operating items, net	(7,499)	23,469	(30,968)
Loss before income tax benefit	$(146,745)	$(86,673)	(60,072)
Income tax benefit	1,044	934	110
Net loss	$(145,701)	$(85,739)	$(59,962)

Revenue

Our revenue for the six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,
	2023	2022	2023 vs 2022
	(in thousands)
License revenues	$793	$—	$793
Contract manufacturing revenues	$6,247	$—	$6,247
Collaboration revenues	707	2,289	(1,582)
Total revenues	$7,747	$2,289	$5,458

License revenue

We recognize royalty revenues from CSL Behring, related to HEMGENIX®  sales, when earned. For the six months ended June 30, 2023, we recognized $0.8 million of license revenue (nil for the same period in 2022).

Contract manufacturing revenues

We recognize contract manufacturing revenue related to contract manufacturing HEMGENIX®  for CSL Behring. Contract manufacturing revenue is realized when earned upon sales of HEMGENIX®  to CSL Behring. We recognized $6.2 million contract manufacturing revenues in the six months ended June 30, 2023, compared to nil for the same period in 2022. We did not recognize such revenues in the six months ended June 30, 2022, as we started contract manufacturing activities to supply CSL Behring with launch supplies of HEMGENIX®  following their submission of a BLA and MAA in the spring of 2022.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement.

We entered into collaboration, research, and license agreements with Bristol-Myers Squibb (“BMS”) in 2015 which were terminated on February 21, 2023.

For the six months ended June 30, 2023, we recognized $0.7 million and nil of collaboration revenue for CSL Behring and BMS, respectively. For the six months ended June 30, 2022, we recognized $1.4 million and $0.8 million of collaboration revenue for CSL Behring and BMS, respectively.

Cost of contract manufacturing

We incurred $3.8 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the six months ended June 30, 2023, compared to $0.8 million cost of contract manufacturing in the six months ended June 30, 2022.

R&D expenses

R&D expenses for the six months ended June 30, 2023 were $106.8 million, compared to $91.2 million for the same period in 2022. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Six months ended June 30,
	2023	2022	2023 vs 2022

	(in thousands)
Amyotrophic lateral sclerosis (AMT-162)	$10,628	$—	$10,628
Huntington's disease (AMT-130)	7,976	11,391	(3,415)
Temporal lobe epilepsy (AMT-260)	7,308	8,895	(1,587)
Fabry disease (AMT-191)	1,488	1,115	373
Etranacogene dezaparvovec (AMT-060/061)	(1,336)	731	(2,067)
Programs in preclinical development and platform related expenses	4,142	3,033	1,109
Total direct research and development expenses	$30,206	$25,165	$5,041

Employee and contractor-related expenses	36,463	31,233	5,230
Facility expenses	14,462	10,668	3,794
Disposables	9,781	9,065	716
Share-based compensation expense	9,037	8,360	677
Other expenses	5,684	4,697	987
Fair value changes related to contingent consideration	1,212	2,007	(795)
Total other research and development expenses	$76,639	$66,030	$10,609

Total research and development expenses	$106,845	$91,195	$15,650

Direct research and development expenses

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. We have incurred $10.6 million expenses recorded to research and development expense in relation to the acquisition of assets without an alternative future use during the six-month period ended June 30, 2023.

Huntington’s disease (AMT-130)

In the six months ended June 30, 2023 and June 30, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe.

Temporal lobe epilepsy (AMT-260)

In the six months ended June 30, 2023 and June 30, 2022, we incurred $7.3 million and $8.9 million respectively, for the preclinical development of AMT-260.

Fabry disease (AMT-190)

In the six months ended June 30, 2023 and June 30, 2022, we incurred $1.5 million and $1.1 million of costs, respectively, related to our preclinical research of AMT-190.

Etranacogene dezaparvovec (AMT-060/061)

We have incurred external costs for our hemophilia B program related to the execution of our Phase III clinical trial and the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. CSL Behring is responsible for the clinical and regulatory activities and commercialization of the Product. However, we managed the trials on behalf of CSL Behring until such responsibilities were transitioned to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the six months ended June 30, 2023 and June 30, 2022 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Preclinical programs & platform development

In the six months ended June 30, 2023, and June 30, 2022, we incurred $4.1 million and $3.0 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $36.5 million in personnel and contractor-related expenses in the six months ended June 30, 2023, compared to $31.2 million for the same period in 2022. The increase was primarily a result of an increase in personnel and contractor-related expenses to support our growth;
●	We incurred $14.5 million in operating expenses and depreciation expenses related to our rented facilities in the six months ended June 30, 2023, compared to $10.7 million in the same period in 2022. The increase primarily related to additional sites in Lexington which commenced in May and November 2022;
●	We incurred $9.8 million in disposable costs in the six months ended June 30, 2023, compared to $9.1 million for the same period in 2022;
●	We incurred $9.0 million in share-based compensation expenses in the six months ended June 30, 2023, compared to $8.4 million for the same period in 2022;
●	We incurred $5.7 million of other expenses for the six months ended June 30, 2023, compared to $4.7 million for the same period in 2022. The increase primarily related to contractual payments of $3.1 million we owed to a licensor upon the Europeans Medicines Agency approval of HEMGENIX® in February 2023, which were partially offset by a reduction in consultant-related expenses; and
●	We incurred $1.2 million of expenses in the six months ended June 30, 2023 related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $2.0 million for the same period in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $39.0 million, compared to $23.5 million for the same period in 2022.

●	We incurred $12.4 million in personnel and contractor-related expenses in the six months ended June 30, 2023, compared to $9.5 million in the same period in 2022. The increase was primarily as a result of an increase in personnel and contractor-related expenses to support our growth;
●	We incurred $7.8 million in share-based compensation expenses in the six months ended June 30, 2023, compared to $6.2 million in the same period in 2022. The increase was primarily a result of an increase in awards granted, including those to newly recruited personnel;
●	We incurred $5.7 million in professional fees in the six months ended June 30, 2023, compared to $2.7 million in the same period in 2022. We regularly incur accounting, audit and legal fees associated with operating as a public company. The increase from the prior period includes an increase in professional fees related to our global licensing agreement with Apic Bio;
●	We incurred $3.8 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the six months ended June 30, 2023 (nil in prior period);
●	We incurred $2.4 million in intellectual property fees including registration and professional fees in the six months ended June 30, 2023 compared to $0.7 million in the same period in 2022. The increase mainly related to an increase in professional fees; and

●	We incurred $6.2 million in other operating expenses in the six months ended June 30, 2023, compared to $3.9 million in the same period in 2022. The increase was primarily a result of an increase in information technology expenses to support operational improvements within the Company.

Other items, net

We recognized $2.5 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2023, compared to $2.7 million for the same period in 2022.

Other items, net for the periods presented, primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022	2023 vs 2022
	(in thousands)
Interest income	$4,898	$78	$4,820
Interest expense	(10,402)	(5,210)	(5,192)
Foreign currency (losses) / gains, net	(1,995)	27,966	(29,961)
Other non-operating gains	—	635	(635)
Total non-operating (expense) / income, net	$(7,499)	$23,469	$(30,968)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $4.9 million in interest income in the six months ended June 30, 2023, compared to $0.1 million in the same period in the prior year. Our interest income increased by $4.8 million primarily due to the interest income earned on investment securities as well as cash on hand during the six months ended June 30, 2023.

We recognized $10.4 million in interest expense for the six months ended June 30, 2023 and $5.2 million for the six months ended June 30, 2022. Our interest expense in 2023 increased due to an increase in market interest rates related to the Hercules debt as well as the recognition of $3.2 million of interest expense related to the Royalty Financing Agreement.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $2.0 million during the six months ended June 30, 2023, compared to a net gain of $28.0 million during the same period in 2022.

We recognized fair value changes related to the derivative financial liability related to a contingent payment due to BMS upon the consummation of a change of control transaction in the six months ended June 30, 2022 (nil in the same period ended June 30, 2023). As of December 31, 2022, we derecognized the derivative financial liability.

Income tax benefit

We recognized $1.0 million of deferred tax benefit in the six months ended June 30, 2023, and $0.9 million of deferred tax benefit for the same period in 2022.

Financial Position, Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents, restricted cash, and investment securities of $631.8 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, royalty monetization financings, distribution, and licensing arrangements. We believe that our cash and cash equivalents and investment securities will fund our operations into the second quarter of 2026. Our material cash requirements include the following contractual and other obligations:

Debt

As of June 30, 2023, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. Future interest payments and financing fees associated with the loan total $53.4 million, with $13.2 million payable within 12 months. We are contractually required to repay the $100.0 million in full in January 2027.

Royalty Financing Agreement

In May 2023, we entered into the Royalty Financing Agreement with the Purchaser. Under the Royalty Financing Agreement, we received an upfront cash payment of $375.0 million in exchange for the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX® for certain current and future royalties due to us, up to 1.85 times (or $693.8 million) of this upfront cash payment until June 30, 2032 or, if such cap is not met by June 30, 2032, up 2.25 times the upfront cash payment (or $843.8 million) through December 31, 2038.

We are eligible to receive an additional $25.0 million milestone payment if 2024 net sales of HEMGENIX® exceed a pre-specified level.

If 2024 net sales do not exceed the pre-specified threshold, we will be obligated to pay $25.0 million to the Purchaser but only to the extent that we achieve future sales milestones under the CSL Behring Agreement.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of June 30, 2023, we had fixed lease payment obligations of $56.7 million, with $8.2 million payable within 12 months.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In relation to the uniQure France SAS acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. As of June 30, 2023, our commitment amounts include up to $43.5 million in potential milestone payments through Phase I/II development and $174.2 million in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in Euro and have been translated at the foreign exchange rate as of June 30, 2023, of $1.09/€1.00. As of June 30, 2023, we expect these obligations will become payable between 2023 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Commitments related to licensors and financial advisors

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch) or because of collecting payments related to our sale of the exclusive global rights to the Product to CSL Behring. We also owe payments to a financial advisor related to certain payments we will collect under the CSL Behring Agreement.

The table below summarizes our consolidated cash flow data for the six months ended:

	Six months ended June 30,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$231,173	$559,353
Net cash used in operating activities	(135,299)	(41,389)
Net cash generated from / (used in) investing activities	48,818	(9,459)
Net cash generated from financing activities	370,268	543
Foreign exchange impact	1,812	(5,382)
Cash, cash equivalents and restricted cash at the end of period	$516,772	$503,666

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. (“AMT”) in 1998, except for generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement in 2021. We continue to incur losses in the current period. We recorded a net loss of $68.5 million and $145.7 million in the three and six months ended June 30, 2023, respectively, compared to a net loss of $39.1 million and $85.7 million during the same period in 2022. As of June 30, 2023, we had an accumulated deficit of $727.6 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners as well as from selling a portion of royalties due from our collaboration partner CSL Behring. In May 2021, we received a $462.4 million cash payment due from CSL Behring. We have collected $55.0 million related to CSL Behring’s global regulatory submissions for etranacogene dezaparvovec in March and April 2022, and $100.0 million in July 2023 related to the first sale milestone of HEMGENIX® in the U.S., and are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from royalty financing) on net sales of HEMGENIX®.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at the market (“ATM”) offering program, under which we may, from time to time in our sole discretion, offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million, for as long as our Board is authorized to issue such ordinary shares. We will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. We did not issue ordinary shares under the Sales Agreement for the six months ended June 30, 2023 and June 30, 2022.

On May 12, 2023 we and Hercules amended the 2021 Restated Facility. The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027.

We are required to repay the entire principal balance of $100.0 million on the maturity date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2023 Amended Facility, we owe a back-end fee of $4.9 million on December 1, 2025 and a back-end fee of $1.3 million on the maturity date.

We are subject to certain covenants under the 2023 Amended Facility and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the 2023 Amended Facility may limit our ability to obtain debt financing. The 2023 Amended Facility permits us to issue up to $500.0 million of convertible debt.

To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms including without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financing, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net Cash used in operating activities

Net cash used in operating activities was $135.3 million for the six months ended June 30, 2023 and consisted of net loss of $145.7 million adjusted for non-cash items, including depreciation and amortization expense of $5.1 million, share-based compensation expense of $17.0 million, changes in the fair value of contingent consideration  of $1.2 million, unrealized foreign exchange losses of $0.9 million, $3.2 million of interest expense related to the royalty financing and a change in deferred taxes of $1.0 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $15.1 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $0.9 million. There was an increase in inventory balances of $3.3 million. These changes also relate to a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $12.6 million, primarily related to a decrease of $4.9 million from personnel related accruals.

Net cash used in operating activities was $41.4 million for the six months ended June 30, 2022 and consisted of a net loss of $85.7 million adjusted for non-cash items, including depreciation and amortization expense of $4.1 million, share-based compensation expense of $14.7 million, changes in the fair value of contingent consideration and the derivative financial liability of $1.4 million, unrealized foreign exchange gains of $24.5 million and a change in deferred taxes of $0.9 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $49.4 million. There was a net decrease in accounts receivable and contract asset, prepaid expenses, and other current assets and receivables of $46.5 million, primarily related to the collection of $55.0 million of the contract asset related to CSL milestones of $55.0 million in March 2022 and April 2022. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $6.3 million.

Net cash generated from / (used in) investing activities

In the six months ended June 30, 2023, we generated $48.8 million in our investing activities compared to using $9.5 million for the same period in 2022.

	Six months ended June 30,
	2023	2022
	(in thousands)
Proceeds from maturity of investment securities	$52,234	$—
Build out of Amsterdam site	(1,294)	(6,428)
Build out of Lexington site	(2,122)	(2,209)
Acquisition of uniQure France SAS, net of cash acquired	—	(822)
Total investments	$48,818	$(9,459)

During the six months ended June 30, 2023, we received $52.2 million from the repayment of investment securities (nil for six months ended June 30, 2022).

The build out of the Amsterdam, Netherlands and Lexington, Massachusetts sites consumed $1.3 million and $2.1 million, respectively, during the six months ended June 30, 2023, compared to $6.4 million and $2.2 million for the same period in 2022.

Net cash generated from financing activities

In the six months ended June 30, 2023, we generated $370.3 million from financing activities compared to $0.5 million for the same period in 2022.

	Six months ended June 30,
	2023	2022

	(in thousands)
Cash flows from financing activities
Proceeds from royalty financing agreement, net of debt issuance costs	$370,062	$-
Proceeds from issuance of shares related to employee stock option and purchase plans	206	543
Net cash generated from financing activities	$370,268	$543

In June 2023, we received $370.1 million net proceeds from the Royalty Financing Agreement.

During the six months ended June 30, 2023, we received $0.2 million from the exercise of options to purchase ordinary shares in relation to our 2014 Plans compared to $0.5 million for the same period in 2022.

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility; and
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2023, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We have encountered, and may continue to encounter, delays in, and impediments to the progress of our clinical trials or failure to demonstrate the safety and efficacy of our product candidates.
●	The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates, and we may not be successful in our efforts to create innovative programs, platform technologies or other technologies to be competitive with others.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy, and any such transactions may not achieve the expected cash flows or could result in additional costs and challenges.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	We are exposed to a number of external factors such as competition, insurance coverage of and pricing and reimbursement for our product candidates that may adversely affect our product revenue and that may cause our business to suffer. We also have experienced and could continue to experience increased competition for, and compensation expenses associated with employee recruiting and employee retention, which could adversely affect our business.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets and other proprietary technology, which could increase the possibility that a competitor will discover them or that our trade secrets and other proprietary technology will be misappropriated or disclosed.

●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The amount of capital we require will depend in part on the future payments we receive from CSL Behring related to HEMGENIX® commercial supply, contractual milestones, and royalties on net sales (to the extent not owed to settle the liability from royalty financing).
●	Our relationships with employees, customers, and third parties are subject to applicable laws and regulations, the non-compliance of any of which could have a material adverse effect on our business, financial condition, and results of operations.
●	We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or other errors or disruptions, which could result in a material disruption of our product development programs, such as potential issues with data integrity or loss of data.
●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

Risks Related to the Development of Our Product Candidates

Our product candidates in development have not yet been approved for commercial sale and they might never receive regulatory approval or become commercially viable. We have never generated any significant revenue from product sales and may never be profitable.

Our pipeline consists of product candidates in research or development that have not been approved for commercial sale. We have not generated any revenue from the sale of products or manufacturing of a product for a third party related to our product candidates in development and do not expect to generate any such revenue this year.  Our product candidates, including AMT-130 and any of our other potential product candidates, will require extensive preclinical and/or clinical testing, manufacture development and regulatory approval prior to commercial use. Our research and development efforts may not be successful. Even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably.

We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Clinical and non-clinical development is expensive, time-consuming, and uncertain as to the outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs.

For example, we experienced an immaterial but unexpected delay when our clinical trials of HEMGENIX® were placed on clinical hold by the FDA from December 2020 to April 2021, following a preliminary diagnosis of hepatocellular carcinoma in one patient. Similarly, we experienced an unexpected delay in the enrollment of our Phase Ib/II clinical trial for Huntington’s disease between July and October 2022 because of our voluntary postponement and comprehensive safety investigation into suspected unexpected serious adverse reactions in three patients.

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

Interim, “top-line” or preliminary data from studies or trials announced or published from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose “top-line” or preliminary data from preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data, the particular study, or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data. As a result, the “top-line” or preliminary data that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. “Top-line” or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, “top-line” or preliminary data should be viewed with caution until the final data are available.

From time to time, we also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could seriously harm our business.

Third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the “top-line” or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

Fast track product, breakthrough therapy, priority review, or RMAT designation by the FDA, or access to the PRIME scheme by the EMA, for our product candidates may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have obtained and may in the future seek one or more fast-track designations, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates. A fast-track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. An RMAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to speed the FDA marketing application review timeframe for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, similar to the FDA’s breakthrough therapy designation, to enhance support for the development of medicines that target an unmet medical need.

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

Designation as a fast-track product, breakthrough therapy, RMAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the relevant criteria, the agency may disagree and instead determine not to make such a designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, the FDA may later decide that the products no longer meet the applicable conditions for qualification as either a fast-track product, RMAT, or a breakthrough therapy or, for priority review products, decide that the period for FDA review or approval will not be shortened. Moreover, in the U.S., FDA expects that sponsors with products under these programs will be prepared for a more rapid pace of development, including with respect to manufacturing or any combination medical devices, such as companion diagnostics.  If we are unable to meet these expectations, we may not be able to fully avail ourselves of certain advantages of these programs.

We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates.

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress these candidates through preclinical and clinical development ourselves or together with collaborators. Although we currently have a pipeline of programs at various stages of development, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. Research programs to identify new product candidates require substantial technical, financial, and human resources. Due to the significant resources required for the development of our product candidates, we must decide which product candidates to pursue and advance and the resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates may not lead to the development of any viable commercial product and may divert resources away from better opportunities. We or any collaborators may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our business, results of operations and financial position and materially adversely affect our share price.

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

Failure to comply with applicable regulations could also result in the FDA, EU member state, or other applicable authorities taking various actions, including levying fines and other civil penalties; imposing consent decrees or injunctions; requiring us to suspend or put on hold one or more of our clinical trials; suspending or withdrawing regulatory approvals; delaying or refusing to approve pending applications or supplements to approved applications; requiring us to suspend manufacturing activities or product sales, imports or exports; requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products; mandating or recommending product recalls or seizing products; imposing operating restrictions; and seeking criminal prosecutions, among other outcomes. Poor control of production processes can also lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing and that could have an adverse effect on clinical studies, or patient safety or efficacy. Moreover, if our manufacturing facility is not able to meet regulatory requirements, we may need to implement costly and time-consuming remedial actions. Any of the foregoing could materially harm our business, financial condition, and results of operations.

Moreover, if we are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, our development program and eventual commercial prospects will be harmed. If we cannot produce an adequate amount of our product candidates in compliance with the applicable regulatory requirements, we may need to contract with a third party to do so, in which case third party manufacturers may not be available or available on favorable terms. The addition of a new manufacturer may also require FDA, EMA, EU, and other regulatory authority approvals, which we may not be able to obtain.

Gene therapies are complex and difficult to manufacture. We could experience capacity, production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business.

The insect-cell based manufacturing process we use to produce our products and product candidates is highly complex and in the normal course is subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all our manufacturing processes, which may result in delays in regulatory approvals, inability to produce sufficient amounts of commercial product, or otherwise adversely affect our ability to manufacture sufficient amounts of our products.

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

Our resources might be adversely affected if we are unable to validate our manufacturing processes and methods or develop new processes and methods to meet our product supply needs and obligations.

The manufacture of our AAV gene therapies is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. In the past, we have manufactured certain batches of product candidates, intended for nonclinical, clinical and process validation purposes that have not met all our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates we will need to complete the validation of our manufacturing processes and methods, and we may need to develop and validate new or larger scale manufacturing processes and methods. If we are unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes and methods, to meet our production needs, to file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

Risks Related to Regulatory Approval of Our Products

We cannot predict when or if we will obtain marketing approval to commercialize a product candidate.

The development and commercialization of our product candidates, including their design, testing, manufacture, safety, efficacy, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA, and other regulatory agencies of the member states of the European Union, and similar regulatory authorities in other jurisdictions. Failure to obtain marketing approval for a product candidate in a specific jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and our ability to generate revenue will be materially impaired.

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

We believe that all our current product candidates will be viewed as gene therapy products by the applicable regulatory authorities. While there are several gene therapy product candidates under development, in the U.S., the FDA has only approved a limited number of gene therapy products, to date. Accordingly, regulators, like the FDA, may have limited experience with the review and approval of marketing applications for gene therapy products.

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

Moreover, while orphan drug designation neither shortens the development or regulatory review time, nor gives the product candidate advantages in the regulatory review or approval process, generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that period. The FDA and the EMA, however, may subsequently approve a similar drug or same drug, in the case of the U.S., for the same indication during the first product’s market exclusivity period if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. Orphan exclusivity in the U.S. also does not prevent the FDA from approving another product that is considered to be the same as our product candidates for a different indication or a different product for the same orphan indication. If another product that is the same as ours is approved for a different indication, it is possible that third-party payors will reimburse for products off-label even if not indicated for the orphan condition. Moreover, in the U.S. the exact scope of orphan drug exclusivity is currently uncertain and evolving due to a recent court decision.

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

Additionally, regulatory criteria with respect to orphan products are evolving, especially in gene therapy. By example, in the U.S., whether two gene therapies are considered to be the same for the purpose of determining clinical superiority was recently updated via a final guidance document specific to gene therapies, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Depending on the products, whether two products are ultimately considered to be the same may be determined by FDA on a case-by-case basis, making it difficult to make predictions regarding when the FDA might be able to make an approval of a product effective and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our product candidates will be deemed to be the same as another product or product candidate is uncertain.

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

Following any regulatory approval, the FDA and the EMA may impose certain post-approval requirements related to a product. Specifically, any approved products will be subject to continuing and comprehensive regulation concerning the product’s design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution. Regulatory authorities may also require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Failure to comply with any of these requirements could result in regulatory, administrative, or other enforcement action, which would be detrimental to our business.

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

In addition, the manufacture, testing, packaging, labeling, and distribution of products after approval will need to continue to conform to cGMPs. Drug and biological product manufacturers and certain of their subcontractors are subject to periodic unannounced inspections by the FDA or the EMA for compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.

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

Risks Related to Commercialization

If we, or our commercial partners, are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.

Our ability to generate revenues from our product candidates will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	obtaining and maintaining patent and trade secret protection and non-patent, exclusivities for our product candidates;

●	maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	achieve optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining healthcare coverage and adequate reimbursement of our products;
●	any price concessions, rebates, or discounts we may need to provide;
●	complying with any applicable post-approval commitments and requirements, and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

Even if our product candidates are approved, they may be subject to limitations that make commercialization difficult. There may be limitations on the indicated uses and populations for which the products may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a risk evaluation and mitigation strategy (“REMS”) to monitor the safety or efficacy of the products. Failure to achieve or implement any of the above elements could result in significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business.

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

Doctors may be reluctant to accept gene therapy as a treatment option or, where available, choose to continue to rely on existing treatments. The degree of market acceptance of any of our product candidates that receive marketing approval in the future will depend on many factors, including:

●	the efficacy and potential advantages of our therapies compared with alternative treatments;
●	our ability to convince payers of the long-term cost-effectiveness of our therapies and, consequently, the availability of third-party coverage and adequate reimbursement;
●	the cost of treatment with gene therapies, including ours, in comparison to traditional chemical and small molecule treatments;
●	the limitations on use and label requirements imposed by regulators;
●	the convenience and ease of administration of our gene therapies compared with alternative treatments;
●	the willingness of the target patient population to try new therapies, especially a gene therapy, and of physicians to administer these therapies;
●	the strength of marketing and distribution support;
●	the prevalence and severity of any side effects;
●	limited access to site of service that can perform the product preparation and administer the infusion; and
●	any restrictions by regulators on the use of our products.

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

Prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for any products for which we obtain marketing approval.

If we, or our commercial partners, obtain approval to commercialize any of our product candidates outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when cost inflation is incurred.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, or development milestones. These development milestones may include the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, and approval for commercial sales. From time to time, we publicly announce the expected timing of some of these milestones. All these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones, including those that are publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

In addition, we will be required to report on certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

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

Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.

We also rely on other third parties to store and distribute our products for the clinical and preclinical trials that we conduct. Any performance failure on the part of our distributors could delay the development, marketing approval, or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

We rely on third parties for important aspects of our development programs. If these parties do not perform successfully or if we are unable to enter into or maintain key collaborations or other contractual arrangements, our business could be adversely affected.

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

We rely, in part, upon a combination of forms of intellectual property, including in-licensed and owned patents to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the U.S., the European Union, and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The patents we own currently are and may become subject to future patent opposition or similar proceedings. For example, we are currently defending a patent case in each of Canada, the United Kingdom, the Netherlands and the U.S. The latter defense is at the U.S. Court of Appeals for the Federal Circuit level. These oppositions and future patent oppositions may result in loss of scope of some claims or the entire patent. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, EU patent law with respect to the patentability of methods of treatment of the human body is more limited than U.S. law. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after their priority date, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions or that we were the first to file for patent protection of the inventions claimed in our owned or licensed patents or pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the European Union, the U.S. or other countries may diminish the value of our patents or narrow the scope of our patent protection. Our inability to obtain and maintain appropriate patent protection for any one of our products could have a material adverse effect on our business, financial condition, and results of operations.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, or third parties may assert their intellectual property rights against us, which could be expensive, time consuming and unsuccessful.

Competitors may infringe on our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, maintained in a more narrowly amended form or interpreted narrowly.

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

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain a competitive advantage. For example:

●	others may be able to make gene therapy products that are similar to our product candidates or utilize similar gene therapy technology but that are not covered by the claims of the patents that we own or have licensed;
●	we or our licensors or future collaborators might not have been the first to make the inventions covered issued patents or pending patent applications that we own or have licensed;
●	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or have licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could seriously harm our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient assistance programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (with the maximum fair prices for the first year of the negotiation program being initially applicable in 2026), with prices that can be negotiated subject to a cap; imposes rebates for certain drugs under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could seriously harm our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing and could seriously harm our business.

In the EU, similar political, economic, and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the U.S. and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the U.S., the EU, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begin only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the European Union, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company's profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. Because of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners' commercial launch of the product in a particular jurisdiction. In addition, we or any collaborator may elect to reduce the price of our products to increase the likelihood of obtaining reimbursement approvals. If countries impose prices which are not sufficient to allow us or any collaborator to generate a profit, we or any collaborator may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third party payers, our ability to market and sell our products could be adversely affected and our business could be harmed.

Due to the generally limited addressable market for our target orphan indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to our product candidates.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a loss in the six months ended June 30, 2023 and year ended December 31, 2022, incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.

We had a net loss of $145.7 million in the six months ended June 30, 2023, and a net loss of $126.8 million in the full year 2022. As of June 30, 2023, we had an accumulated deficit of $727.6 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2023 and until the second quarter of 2026 primarily from our existing cash, cash equivalents, and cash resources. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase for the foreseeable future and will include costs related to:

●	advancing AMT-130 for our Huntington’s disease gene therapy program into phase III clinical study;
●	advancing our gene therapy programs for rTLE, SOD1-ALS and Fabry disease into Phase I/II clinical studies;
●	potentially acquiring or in-licensing rights to new therapeutic targets, product candidates and technologies; and
●	making potential future milestone payments related to the acquisition of uniQure France SAS, if any.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our 2023 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders' ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

As of June 30, 2023, we had $100.0 million of outstanding principal of borrowings under the 2023 Amended Facility, which we are required to repay in full in January 2027. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may not have sufficient funds and may be unable to arrange for additional financing to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under our existing debt could result in an event of default and acceleration of amounts due. Under the 2023 Amended Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets, or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

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

Depending upon the country where the clinical trial is conducted, we currently hold coverages ranging from EUR 500,000 to EUR 10,000,000 per occurrence. Such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event insurance coverage is insufficient to cover liabilities that we may incur, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Climate change, environmental, social and governance and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional, and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures.

Furthermore, increasing attention to climate change, sustainability and environmental, social and governance (“ESG”) has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.

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

Our future growth and success will depend in large part on our continued ability to attract, retain, manage, and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. We are highly dependent on hiring, training, retaining, and motivating key personnel to lead our research and development, clinical operations, and manufacturing efforts. Although we have entered into employment agreements with our key personnel, each of them may terminate their employment on short notice. We do not maintain key person insurance for any of our senior management or employees.

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

The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business may be harmed and our growth strategy may be limited.

Additionally, we are reliant on our employees, contractors, consultants, vendors, and other parties with whom we have relationships to behave ethically and within the requirements of the law. The failure of any employee or other such third parties to act within the bounds of the applicable laws, regulations, agreements, codes and other requirements, or any misconduct or illegal actions or omissions by such persons, could materially damage our business.

Risks Related to Our Ordinary Shares

The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through July 27, 2023, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on July 27, 2023, was $9.51 per ordinary share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	public perception and market reaction to our interim data from clinical trials;
●	public perception of gene therapy;
●	interactions with the FDA on the design of our clinical trials and regulatory endpoints;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the EU, the U.S., and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	mergers, acquisitions, licensing, and collaboration activity among our peer companies in the pharmaceutical and biotechnology sectors; and
●	general economic, industry and market conditions.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 37.8% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of June 30, 2023. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Although we report as a U.S. domestic filer for SEC reporting purposes, we are incorporated under the laws of the Netherlands. Some of the members of our board and senior management reside outside the U.S. As a result, it may not be possible for shareholders to effect service of process within the U.S. upon such persons or to enforce judgments against them or us in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the U.S. In addition, it is not clear whether a Dutch court would impose civil liability on us or any of our Board members in an original action based solely upon the federal securities laws of the U.S. brought in a court of competent jurisdiction in the Netherlands.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1*†

Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of May 12, 2023, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., uniQure N.V., and Hercules Capital, Inc.

10.2*†	Royalty Purchase Agreement, dated May 12, 2023, by and between uniQure biopharma B.V. and HemB SPV, L.P.

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 1, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 1, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

†

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

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

Dated August 1, 2023