Form 10-Q
period 2023-09-30
uniQure N.V.
filed 2023-11-07
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 47,811,479 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements related to our collaboration, royalty financing and license agreements, our cash runway, activities related to our reorganization, the advancement of our clinical trials, and the impact of regulatory actions on our regulatory submission and approval timelines.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$229,484	$228,012
Current investment securities	429,428	124,831
Accounts receivable and contract asset	1,644	102,376
Inventories	15,654	6,924
Prepaid expenses	14,884	11,817
Other current assets and receivables	2,532	2,814
Total current assets	693,626	476,774
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $51.6 million as of September 30, 2023 and $44.1 million as of December 31, 2022	45,946	50,532
Non-current investment securities	—	39,984
Operating lease right-of-use assets	30,360	32,726
Intangible assets, net, including in-process research and development asset of $56.6 million as of September 30, 2023 and $57.3 million as of December 31, 2022	57,976	58,778
Goodwill	25,273	25,581
Deferred tax assets, net	12,351	14,528
Other non-current assets	6,018	6,061
Total non-current assets	177,924	228,190
Total assets	$871,550	$704,964
Current liabilities
Accounts payable	$5,584	$10,984
Accrued expenses and other current liabilities	28,427	30,571
Current portion of contingent consideration	26,708	25,982
Current portion of operating lease liabilities	7,888	8,382
Total current liabilities	68,607	75,919
Non-current liabilities
Long-term debt	101,431	102,791
Liability from royalty financing agreement	383,711	—
Operating lease liabilities, net of current portion	28,977	31,719
Contingent consideration, net of current portion	14,030	9,334
Deferred tax liability, net	4,917	8,257
Other non-current liabilities	1,093	935
Total non-current liabilities	534,159	153,036
Total liabilities	602,766	228,955
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of September 30, 2023 and December 31, 2022 and 47,810,291 and 46,968,032 ordinary shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,883	2,838
Additional paid-in-capital	1,141,662	1,113,393
Accumulated other comprehensive loss	(58,558)	(58,291)
Accumulated deficit	(817,203)	(581,931)
Total shareholders' equity	268,784	476,009
Total liabilities and shareholders' equity	$871,550	$704,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$497	$—	$1,290	$—
Contract manufacturing revenues	349	—	6,596	—
Collaboration revenues	561	1,449	1,268	3,738
Total revenues	1,407	1,449	9,154	3,738
Operating expenses:
Cost of contract manufacturing revenues	(1,006)	(861)	(4,793)	(1,693)
Research and development expenses	(65,400)	(48,068)	(172,245)	(139,263)
Selling, general and administrative expenses	(18,074)	(13,324)	(57,103)	(36,802)
Total operating expenses	(84,480)	(62,253)	(234,141)	(177,758)
Other income	1,424	1,485	4,537	4,981
Other expense	(228)	(199)	(673)	(621)
Loss from operations	(81,877)	(59,518)	(221,123)	(169,660)
Interest income	7,495	39	12,393	117
Interest expense	(15,444)	(3,069)	(25,846)	(8,279)
Foreign currency gains / (losses), net	186	14,362	(1,809)	42,328
Other non-operating gains, net	—	—	—	635
Loss before income tax benefit	$(89,640)	$(48,186)	$(236,385)	$(134,859)
Income tax benefit	69	329	1,113	1,263
Net loss	$(89,571)	$(47,857)	$(235,272)	$(133,596)
Other comprehensive loss:
Foreign currency translation adjustments	(6,118)	(25,370)	(267)	(64,144)
Total comprehensive loss	$(95,689)	$(73,227)	$(235,539)	$(197,740)

Basic and diluted net loss per ordinary share	(1.88)	(1.02)	(4.94)	(2.86)
Weighted average shares used in computing basic and diluted net loss per ordinary share	47,770,101	46,772,430	47,619,875	46,680,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity

	(in thousands, except share and per share amounts)
Balance at June 30, 2022	46,684,583	$2,823	$1,092,176	$(67,630)	$(540,881)	$486,488
Loss for the period	—	—	—	—	(47,857)	(47,857)
Other comprehensive loss	—	—	—	(25,370)	—	(25,370)
Exercises of share options	47,290	2	258	—	—	260
Restricted share units distributed during the period	79,821	4	(4)	—	—	—
Share-based compensation expense	—	—	7,608	—	—	7,608
Issuance of ordinary shares relating to employee stock purchase plan	3,415	1	40	—	—	41
Balance at September 30, 2022	46,815,109	$2,830	$1,100,078	$(93,000)	$(588,738)	$421,170

Balance at June 30, 2023	47,702,331	$2,877	$1,130,515	$(52,440)	$(727,632)	$353,320
Loss for the period	—	—	—	—	(89,571)	(89,571)
Other comprehensive loss	—	—	—	(6,118)	—	(6,118)
Exercises of share options	400	—	2	—	—	2
Restricted and performance share units distributed during the period	100,296	5	(5)	—	—	—
Share-based compensation expense	—	—	11,097	—	—	11,097
Issuance of ordinary shares relating to employee stock purchase plan	7,264	1	53	—	—	54
Balance at September 30, 2023	47,810,291	$2,883	$1,141,662	$(58,558)	$(817,203)	$268,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(133,596)	(133,596)
Other comprehensive loss	—	—	—	(64,144)	—	(64,144)
Exercises of share options	119,884	6	707	—	—	713
Restricted and performance share units distributed during the period	387,285	21	(21)	—	—	—
Share-based compensation expense	—	—	22,290	—	—	22,290
Issuance of ordinary shares relating to employee stock purchase plan	9,305	1	130	—	—	131
Balance at September 30, 2022	46,815,109	$2,830	$1,100,078	$(93,000)	$(588,738)	$421,170

Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(235,272)	(235,272)
Other comprehensive loss	—	—	—	(267)	—	(267)
Exercises of share options	12,882	1	122	—	—	123
Restricted and performance share units distributed during the period	817,107	43	(43)	—	—	—
Share-based compensation expense	—	—	28,052	—	—	28,052
Issuance of ordinary shares relating to employee stock purchase plan	12,270	1	138	—	—	139
Balance at September 30, 2023	47,810,291	$2,883	$1,141,662	$(58,558)	$(817,203)	$268,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2023	2022

	(in thousands)
Cash flows from operating activities
Net loss	$(235,272)	$(133,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,712	6,206
Amortization of premium/discount on investment securities	(6,529)	-
Share-based compensation expense	28,052	22,290
Royalty financing agreement interest expense	14,940	-
Deferred tax income	(1,113)	(1,263)
Changes in fair value of contingent consideration and derivative financial instrument, net	15,441	6,875
Unrealized foreign exchange losses / (gains), net	3,119	(36,390)
Other items, net	2,146	(581)
Changes in operating assets and liabilities:
Accounts receivable and contract asset, prepaid expenses, and other current assets and receivables	96,551	41,992
Inventories	(8,730)	(4,075)
Accounts payable	(4,784)	4,529
Accrued expenses, other liabilities, and operating leases	(6,007)	3,633
Contingent consideration milestone payment	(1,914)	-
Net cash used in operating activities	(96,388)	(90,380)
Cash flows from investing activities
Investment in investment securities	(366,439)	-
Proceeds on maturity of investment securities	106,307	-
Purchases of property, plant, and equipment	(5,116)	(12,622)
Acquisition of uniQure France SAS (formerly Corlieve Therapeutics SAS), net of cash acquired	-	(1,900)
Net cash used in investing activities	(265,248)	(14,522)
Cash flows from financing activities
Proceeds from royalty financing agreement	374,350	-
Payment of debt issuance costs	(4,288)	-
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	262	844
Contingent consideration milestone payment	(7,649)	-
Net cash generated from financing activities	362,675	844
Currency effect on cash, cash equivalents and restricted cash	424	(11,876)
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,463	(115,934)
Cash, cash equivalents and restricted cash at beginning of period	231,173	559,353
Cash, cash equivalents and restricted cash at the end of period	$232,636	$443,419
Cash and cash equivalents	$229,484	$440,313
Restricted cash related to leasehold and other deposits	3,152	3,106
Total cash, cash equivalents and restricted cash	$232,636	$443,419
Supplemental cash flow disclosures:
Cash paid for interest	$(12,996)	$(6,410)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(995)	$(1,766)

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on February 27, 2023 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023, except as noted below.

Royalty Financing Agreement

In May 2023, uniQure biopharma B.V. (“uniQure biopharma”), a wholly-owned subsidiary of the Company entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV (the “Purchaser”) to sell certain current and future royalties due to uniQure biopharma from CSL Behring LLC (“CSL Behring”) under the Commercialization and License Agreement (the “CSL Behring Agreement”) by and between uniQure biopharma and CSL Behring from the net sales of HEMGENIX®. Refer to Note 9 “Royalty Financing Agreement” for further details of the Royalty Financing Agreement. The Company determined that the Royalty Financing Agreement should be accounted for as debt in accordance with topic ASC 470, Debt. The Company initially recognized the debt at fair value. The Company subsequently records the debt at amortized cost and determines the effective interest rate based on its projection of contractual cash flows. Interest expense (presented as “Interest Expense” in the consolidated statements of operations and comprehensive loss) is recorded over the projected repayment period using the effective interest method. The Company periodically assesses and adjusts the effective interest rate to reflect changes in projected cash flows. The Company prospectively applies the adjusted effective interest rate following the date of change.

In accordance with topic ASC 835, Interest, debt issuance costs incurred in relation to the Royalty Financing Agreement are presented as a reduction of carrying amount of the debt. Debt issuance cost is amortized together with the interest expense recorded.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in Note 2.3.25 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V. entered into the CSL Behring Agreement with CSL Behring, pursuant to which CSL Behring received exclusive global rights to HEMGENIX®. The transaction became fully effective on May 6, 2021.

License revenue

The Company recognized $0.5 million and $1.3 million of royalty revenue in each of the three and nine months ended September 30, 2023, compared to nil in the three and nine months ended September 30, 2022. Royalties on the sale of the HEMGENIX® are recorded once earned and are presented as license revenue.

Accounts receivable and contract asset

As of December 31, 2022, the Company recorded accounts receivable of $2.2 million from CSL Behring related to collaboration services as well as a contract asset of $100.0 million for a milestone due from CSL Behring following the first sale of HEMGENIX® in the U.S., which was collected in July 2023.

As of September 30, 2023, the Company had accounts receivable of $1.6 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

4	Investment securities

The following tables summarize the Company’s investments in sovereign debt as of September 30, 2023 and December 31, 2022:

	At September 30, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$429,428	$—	$(556)	$428,872
Total	$429,428	$—	$(556)	$428,872

	At December 31, 2022
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$124,831	$—	$(283)	$124,548

Non-current investments:
Government debt securities (held-to-maturity)	39,984	—	(43)	39,941
Total	$164,815	$—	$(326)	$164,489

The Company invests in short-term U.S. and European government bonds with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Inputs to the fair value of the investments are considered Level 2 inputs.

5	Inventories

The following table summarizes the inventory balances as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(in thousands)
Raw materials	$7,426	$3,584
Work in progress	6,597	1,874
Finished goods	1,631	1,466
Inventories	$15,654	$6,924

6	Fair value measurement

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

The carrying amount of cash and cash equivalents, accounts receivable from licensing and collaboration partners, other assets, accounts payable, accrued expenses and other current liabilities reflected in the consolidated balance sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2022
Assets:
Cash and cash equivalents	$228,012	$—	$—	$228,012	Cash and cash equivalents
Restricted cash	3,161	—	—	3,161	Other non-current assets
Total assets	$231,173	$—	$—	$231,173
Liabilities:
Contingent consideration	—	—	35,316	35,316	Contingent consideration
Consideration for post-acquisition services	—	—	297	297	Other non-current liabilities
Total liabilities	$—	$—	$35,613	$35,613
At September 30, 2023
Assets:
Cash and cash equivalents	$229,484	$—	$—	$229,484	Cash and cash equivalents
Restricted cash	3,152	—	—	3,152	Other non-current assets
Total assets	$232,636	$—	$—	$232,636
Liabilities:
Contingent consideration	—	—	40,738	40,738	Contingent consideration
Consideration for post-acquisition services	—	—	478	478	Other non-current liabilities
Total liabilities	$—	$—	$41,216	$41,216

Contingent consideration

The Company is required to pay up to EUR 178.8 million (or $189.1 million based on the foreign exchange rate on September 30, 2023) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of contractually defined milestones in connection with the Company’s July 2021 acquisition of uniQure France SAS. In September 2023, a milestone payment of EUR 10.0 million ($10.6 million) was paid, of which EUR 8.9 million ($9.6 million) related to contingent consideration.

The fair value of the contingent consideration as of September 30, 2023 was $40.7 million (December 31, 2022: $35.3 million) using discount rates of approximately 15.0% to 15.5% (December 31, 2022: 14.0% to 14.4%). Following the clearance of an Investigational New Drug (“IND”) application for AMT-260 in August 2023, the Company increased the probability of achieving a EUR 30.0 million ($31.7 million) milestone payment due to the first patient dosed in Phase I/II clinical trial from 66.0% to 100.0%. This also resulted in an increase of, the probability that AMT-260 may advance to late-stage development and commercialization. The Company recorded $14.2 million and $15.4 million in expenses related to the changes in the fair value of the contingent consideration in the three and nine months ended September 30, 2023, respectively, compared to $5.5 million and $7.5 million during the same period in 2022.

If as of September 30, 2023 the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $72.0 million. If as of September 30, 2023 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would be released to income. Changes in fair value of the contingent consideration are recognized within research and development expenses in the consolidated statements of operations and comprehensive loss.

The following table presents the changes in fair value of contingent consideration between December 31, 2022 and September 30, 2023:

Amount of
contingent
consideration
2023
(in thousands)
Balance at December 31, 2022	$35,316
Change in fair value (presented within research and development expenses)	15,441
Contingent consideration milestone payment	(9,563)
Currency translation effects	(456)
Balance at September 30, 2023	$40,738

As of September 30, 2023, the Company classified $26.7 million of the total contingent consideration of $40.7 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of September 30, 2023 and December 31, 2022.

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$11,688	$11,120
Personnel related accruals and liabilities	16,244	17,201
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement	495	—
Accrued contract fulfillment costs and costs to obtain a contract	—	2,250
Total	$28,427	$30,571

8Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018, January 2021, December 2021 (the “2021 Restated Facility”) and on May 12, 2023 (the “2023 Amended Facility”).

The total principal outstanding under the 2023 Amended Facility is $100.0 million.

The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

The Company is required to repay the entire principal balance on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% or (ii) 7.95% plus the prime rate less 3.25% per annum. The Company paid a $2.5 million back-end fee in June 2023. Under the 2023 Amended Facility, the Company owes a back-end fee of $4.9 million on December 1, 2025 and a back-end fee of $1.3 million on the Maturity Date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2023 Amended Facility was $102.5 million as of September 30, 2023, compared to $103.8 million as of December 31, 2022, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facility in the three and nine months ended September 30, 2023 was $3.0 million and $1.4 million, respectively, compared to a foreign currency loss of $6.6 million and $15.0 million during the same period in 2022.

Interest expense associated with the 2023 Amended Facility during the three and nine months ended September 30, 2023 was $3.7 million and $10.9 million, respectively, compared to $3.0 million and $8.1 million during the same period in 2022.

Under the 2023 Amended Facility the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2023 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $871.6 million, less $1.0 million of cash and cash equivalents and other current assets held by the Company, $85.0 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2023 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of September 30, 2023, the Company was in material compliance with all covenants and provisions.

9Royalty Financing Agreement

On May 12, 2023, the Company entered into the Royalty Financing Agreement with the Purchaser. Under the terms of the Royalty Financing Agreement the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX® for certain current and future royalties due to the Company. The Company is also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed certain thresholds, as set forth in the Royalty Financing Agreement. The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) and 1.85 times the $25.0 million milestone payment (if paid) until June 30, 2032 (“First Hard Cap Date”) if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times of the upfront and milestone payment (if paid) through December 31, 2038. If 2024 net sales do not exceed the pre-specified threshold, the Company will be obligated to pay $25.0 million to the Purchaser but only to the extent that the Company achieves a future sales milestone under the CSL Behring Agreement. If such milestone payment is not due from CSL Behring, the Company is not obligated to pay any amounts to the Purchaser.

The Company has retained the rights to all other royalties, as well as contractual milestones totaling up to $1.3 billion, under the terms of the CSL Behring Agreement.

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

The Company expects to satisfy its commitment to the Purchaser prior to the First Hard Cap Date. The Company will record the difference of $323.7 million between the total expected payments of $693.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the First Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% per annum to 13.5% per annum. The Company would have recorded between $14.6 million and $16.5 million of interest expense through the nine months ended September 30, 2023 ($11.5 million and $13.0 million, respectively, for the three months ended September 30, 2023) if it had used 12.0% or 13.5%, instead of the $14.9 million recorded in the nine months ended September 30, 2023 ($11.8 million recorded through the three months ended September 30, 2023). The Company will prospectively update the effective interest rate at each reporting date based on updated projections.

The liability was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between the closing of the transaction on June 5, 2023 and September 30, 2023:

Amount of liability
(in thousands)
Gross proceeds from royalty financing agreement on June 5, 2023	$375,000
Debt issuance costs paid	(4,938)
Royalty payments to Purchaser	(796)
Liability owed to the Purchaser (presented as "Accrued expense and other current liabilities")	(495)
Interest expense for the period June 5, 2023 to September 30, 2023	14,940
Liability related to the royalty financing agreement	$383,711

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

In June 2018, the Company’s shareholders adopted and approved an employee share purchase plan (the “ESPP”) allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date and the closing market price on the purchase date of each three-month offering period.

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of manufacturing services revenue	$315	$120	$477	$268
Research and development	5,638	3,730	14,675	12,090
Selling, general and administrative	5,144	3,758	12,900	9,932
Total	$11,097	$7,608	$28,052	$22,290

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$3,497	$3,448	$10,256	$10,141
Restricted share units	5,293	3,957	15,311	11,354
Performance share units	2,299	197	2,461	777
Employee share purchase plan	8	6	24	18
Total	$11,097	$7,608	$28,052	$22,290

As of September 30, 2023, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$27,765	2.59
Restricted share units	35,763	2.03
Performance share units	556	1.20
Total	$64,084	2.27

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

The following tables summarize share option activity under the 2014 Plans for the nine months ended September 30, 2023:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2022	4,237,917	$26.13
Granted	1,575,430	$18.69
Forfeited	(257,880)	$22.82
Expired	(131,026)	$43.95
Exercised	(12,882)	$9.58
Outstanding at September 30, 2023	5,411,559	$23.73
Thereof, fully vested, and exercisable on September 30, 2023	2,826,806	$26.43
Thereof, outstanding and expected to vest after September 30, 2023	2,584,753	$20.76

Total weighted average grant date fair value of options issued during the period (in $ millions)	$17.1
Proceeds from option sales during the period (in $ millions)	$0.1

The fair value of each share option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Assumptions	2023	2022	2023	2022
Expected volatility	70%	70%	70%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	3.71% - 4.00%	4.16%	3.71% - 4.10%	2.12% - 4.16%
Expected dividend yield	0%	0%	0%	0%

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2023:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	1,818,774	$20.46
Granted	1,614,925	$18.90
Vested	(722,977)	$22.57
Forfeited	(224,402)	$19.59
Non-vested at September 30, 2023	2,486,320	$18.91

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$30.5

RSUs vest over one to three years, as specified when granted. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

The following table summarizes the PSU activity for the nine months ended September 30, 2023:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	400,690	$28.82
Vested	(94,510)	$30.65
Forfeited	(42,745)	$28.04
Non-vested at September 30, 2023	263,435	$28.29

The Company granted ordinary shares to certain employees in September and December 2021 and at various dates during the year ended December 31, 2022 that will be earned upon the achievement of defined milestones. Such ordinary shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the ordinary shares granted in December 2021 to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the NASDAQ Biotechnology Index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of September 30, 2023, two milestones had been achieved. Additionally, another milestone is considered probable as of September 30, 2023.

The ESPP

During the nine months ended September 30, 2023, 12,270 ordinary shares were issued under the ESPP compared to 9,305 during the same period in 2022. As of September 30, 2023, 103,790 ordinary shares remain available for issuance under the ESPP compared to a total of 117,997 as of September 30, 2022.

11	Income taxes

The Company recorded $0.1 million and $1.1 million deferred tax benefit in relation to its operations in the U.S. and France during the three and nine months ended September 30, 2023, respectively. The Company recorded $0.3 million and $1.3 million deferred tax benefit in relation to its operations in the U.S. and France during the three and nine months ended September 30, 2022, respectively.

The effective income tax rate of (0.1%) and (0.5%) during the three and nine months ended September 30, 2023 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate during the three and nine months ended September 30, 2022 was (0.7%) and (0.9%), respectively, as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands.

12Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three and nine months ended September 30, 2023, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and nine months ended September 30, 2023. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of September 30, 2023 and September 30, 2022, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,411,599	4,284,656	5,411,599	4,284,656
Non-vested RSUs and PSUs	2,749,755	2,328,151	2,749,755	2,328,151
ESPP	2,857	721	2,857	721
Total anti-dilutive ordinary share equivalents	8,164,211	6,613,528	8,164,211	6,613,528

13Subsequent events

On October 5, 2023, the Company announced a reorganization plan (the “Reorganization”) pursuant to which the Company’s global workforce will be reduced by approximately 20%. As part of the Reorganization, more than half of the Company’s research and technology projects will be discontinued and a research lab in Lexington, Massachusetts will be closed. The Company estimated that it will incur charges of approximately $2.3 million in connection with the reorganization related to cash expenditures for employee severance costs. The Company also anticipates that there could be costs associated with the lab to be closed in Lexington and associated fixed assets if the carrying value is determined to not be recoverable as of the cease-use date, which is expected to be later in the fourth quarter of 2023. The Company anticipates the costs associated with the reorganization will be incurred in the fourth quarter of 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors,” and our audited financial information and the notes thereto included in our Annual Report on Form 10-K (the “Annual Report”). Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devasting diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease and amyotrophic lateral sclerosis (“ALS”), as well as preclinical product candidates including candidates for the treatment of refractory temporal lobe epilepsy (“rTLE”) and Fabry disease. In November 2022 and February 2023, our internally developed HEMGENIX®, a gene therapy for the treatment of hemophilia B, was approved for commercialization by the United States Food and Drug Administration (the “FDA”) and the European Medicines Agency (“EMA”), respectively. In June 2020, we agreed to license HEMGENIX® to CSL Behring LLC (“CSL Behring”), pursuant to a commercialization and license agreement (the “Commercialization and License Agreement”), which is now responsible for commercialization of HEMGENIX®. We are manufacturing HEMGENIX® for CSL Behring and are entitled to specific milestone payments and royalties on net sales under the Commercialization and License Agreement. In May 2023, one of our wholly-owned subsidiaries entered into a royalty purchase agreement (the “Royalty Purchase Agreement”) with HemB SPV, L.P. (the “Purchaser”) for the sale of a portion of the royalty rights due to us from CSL Behring under the Commercialization and License Agreement. In August 2023, the FDA cleared the Investigational New Drug (“IND”) application for AMT-260, our gene therapy candidate for refractory mesial temporal lobe epilepsy (“MTLE”). On October 5, 2023, we announced a Reorganization (see definition below) of our research and technology programs.

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

Business developments

Below is a summary of our recent significant business developments:

Reorganization

On October 5, 2023, we announced that we are implementing a reorganization plan (the “Reorganization”). As a result of the Reorganization, we will be discontinuing investments in more than half of our research, including AMT-210 for the treatment of Parkinson’s disease, and technology projects. Following the Reorganization, we intend to prioritize advancing our clinical-stage programs, including AMT-130 for the treatment of Huntington’s disease, AMT-260 for the treatment of refractory mesial temporal lobe epilepsy, AMT-162 for the treatment of SOD1 amyotrophic lateral sclerosis and AMT-191 for the treatment of Fabry disease to proof of concept.

As a result of the Reorganization, we will eliminate approximately 20% of our total workforce and close our research laboratory in Lexington, MA. We expect to complete the Reorganization by the end of fiscal year 2023 and expect to incur costs of approximately $2.3 million, consisting primarily of cash expenditures related to employee severance costs. We also anticipate that there could be costs associated with the lab to be closed in Lexington and associated fixed assets if the carrying value is determined to not be recoverable as of the cease-use date, which is expected to be later in the fourth quarter of 2023. As part of the Reorganization we will also consolidate all good manufacturing practices (“GMP”) manufacturing into our Lexington, MA manufacturing facility and consolidate process and analytical development into our Amsterdam, Netherlands facility.

As a result of the significant reduction in research activities, Ricardo Dolmetsch, Ph.D., departed as Chief Scientific Officer, effective October 4, 2023. Dr. Dolmetsch will serve as a scientific consultant through the end of the year. In connection with Dr. Dolmetsch’s transition, the Board of Directors of the Company have appointed Richard Porter, Ph.D., our current Chief Business Officer, to serve as the Company’s Chief Business and Scientific Officer, effective as of October 5, 2023.

Temporal lobe epilepsy program (AMT-260)

In August 2023, the FDA cleared the IND application for AMT-260, our gene therapy candidate for refractory MTLE. AMT-260 comprises an AAV9 vector that locally delivers two engineered micro ribonucleic acids (“miRNAs”) designed to degrade the GRIK2 gene and suppress the aberrant expression of glutamate receptor subtype GLUK2 that is believed to trigger seizures in patients with refractory MTLE. We acquired AMT-260 as part of our acquisition of uniQure France SAS (formerly Corlieve Therapeutics) in July 2021.

In September 2023, following the IND clearance, we paid EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS), to settle a milestone payment owed in relation to our 2021 acquisition.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease that utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

We are currently conducting a randomized, controlled, and blinded Phase I/II clinical trial for AMT-130 in the U.S. The low-dose cohort of this trial includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The high-dose cohort includes 16 patients, of which 10 patients received treatment with AMT-130 and six patients received imitation surgery. Patients in the high-dose cohort that received imitation surgery had the option to cross over after 12 months if they met the inclusion criteria for the study. We are also conducting an open-label Phase Ib/II study in the EU, which includes six patients in the low-dose cohort and seven patients in the high-dose cohort. All 13 patients enrolled in the EU study received AMT-130. Two remaining patients initially scheduled for the EU open-label study will now be enrolled in Cohort 3, which is expected to start enrolling in the fourth quarter of 2023 and will be comprised of up to 12 patients.

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

Exploratory efficacy data

We believe early interim clinical data demonstrate promising trends. Compared to baseline measurements, clinical function was generally preserved at 24 months for patients in the low-dose cohort and at 12 months for patients in the high-dose cohort.

Compared to natural history, patients in both dose cohorts demonstrated benefits in each of Total Motor Score (“TMS”), Total Functional Capacity (“TFC”) and the composite Unified Huntington’s Disease Rating Scale (“cUHDRS”). Compared to natural history:

●	TMS of patients in the lower dose cohort demonstrated a mean improvement of 1.8 points at 24 months and patients in the higher dose cohort demonstrated a mean improvement of 2.7 points at 12 months;
●	TFC of patients in the lower dose cohort demonstrated a mean 0.8 point improvement at 24 months and patients in the higher dose cohort demonstrated a mean 0.5 point improvement at 12 months; and
●	the cUHDRS of patients in the lower dose cohort demonstrated a mean 0.9 point improvement in cUHDRS at 24 months and patients in the higher dose cohort demonstrated a mean 1.0 point improvement at 12 months.

Patients in the control group appear to experience a worsening of TMS at 12 months compared to baseline and natural history. TFC and cUHDRS was preserved in control patients at 12 months.

Exploratory Biomarkers

Patients experienced a transient increase in neurofilament lights chain in the cerebral spinal fluid (“CSF NfL”) related to the procedure that peaked at approximately one month after administration. These transient increases were not dose-dependent, and all patients experienced subsequent declines in CSF NfL. Mean CSF NfL for the lower dose cohort was 12.9% below baseline compared to a predicted 22.9% increase in the natural history, with four of the five patients in the lower dose cohort having CSF NfL levels below baseline. CSF NfL levels in the higher dose cohort were more variable through 12 months, with a mean increase of 51.5% compared to baseline. Four of the eight patients in the higher dose cohort with at least 12 months of follow-up had CSF NfL levels below baseline. Two patients in the higher dose cohort with 18 months of follow-up demonstrated a continued decline in CSF NfL to 27.4% above baseline. In the control group, mean CSF NfL was relatively stable and was 6.83% below baseline at 12 months.

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

The mean total brain volume for the control, low-dose and high-dose cohorts declined 0.74%, 1.02% and 1.23%, respectively at 12 months and did not appear to be significantly different from each other or from the natural history.

Amyotrophic Lateral Sclerosis (AMT-162)

On January 31, 2023, we announced that we had entered into a global licensing agreement with Apic Bio, Inc. (“Apic Bio”) for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in superoxide dismutase 1 (“SOD1”), a rapidly progressing, rare motor neuron disease that leads to loss of everyday functions and is uniformly fatal. With this agreement, we have added to our pipeline of gene therapies to treat neurological disorders. The FDA has cleared the IND application for APB-102 and has granted Orphan Drug and Fast Track designation. We expect to initiate patient screening in the fourth quarter of 2023 with the first patient dosing occurring in the first quarter of 2024. Mutations in the SOD1 gene of ALS account for approximately one-fifth of all inherited forms of this fatal disease. APB-102 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations.

We made an initial cash payment in February 2023 of $10.0 million to Apic Bio that was recognized as a research and development expense. We owe up to $43.0 million in milestone payments to Apic Bio if AMT-162 is approved for commercialization in the U.S. and Europe.

Fabry disease program (AMT-191)

AMT-191 is our novel gene therapy candidate for the treatment of Fabry disease. AMT-191 comprises of an AAV5 capsid that incorporates the α-galactosidase A (“GLA”) transgene and a proprietary, highly potent, liver-specific promoter. We expect to submit an IND in the fourth quarter of 2023 and to begin patient dosing in 2024.

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

We retained the rights to all other royalties, as well as contractual milestones totaling up to $1.3 billion, under the terms of the CSL Behring Agreement.

Hercules Amendment

On May 12, 2023 we and Hercules Capital, Inc. (“Hercules”) amended the 2021 Restated Facility (“2023 Amended Facility”). The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027.

Investment in debt securities

In July and September 2023, we invested $272.0 million and EUR 87.0 million (or a total of $366.4 million as of the investment dates) of our cash and cash equivalents into short-term U.S. and European government bonds that are U.S. dollar and euro denominated, respectively. Our investment policy requires us to invest in bonds with the highest investment grade credit rating. As of September 30, 2023, the bonds have remaining maturities ranging from one to ten months. We classify these bonds as held-to-maturity.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Total revenues	$1,407	$1,449	$9,154	$3,738
Cost of contract manufacturing revenues	(1,006)	(861)	(4,793)	(1,693)
Research and development expenses	(65,400)	(48,068)	(172,245)	(139,263)
Selling, general and administrative expenses	(18,074)	(13,324)	(57,103)	(36,802)
Net loss	(89,571)	(47,857)	(235,272)	(133,596)

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents and investment securities of $658.9 million and $392.8 million, respectively. We had a net loss of $89.6 million and $235.3 million in the three and nine months ended September 30, 2023, respectively, compared to net loss of $47.9 million and $133.6 million for the same period in 2022. As of September 30, 2023 and December 31, 2022, we had accumulated deficits of $817.2 million and $581.9 million, respectively.

Compared to the current period, we expect that our expenses will decline following the Reorganization, until which time we decide to advance one of our gene therapy product candidates into late stage clinical development.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023 or reasonably possible changes of our critical accounting estimates as of September 30, 2023 that could have had a material impact on our results of operations for the three and nine months ended September 30, 2023.

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

Our R&D expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions, and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing, or cost of the development of any of our product candidates involves considerable judgement due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

●	the scope, rate of progress and expense of our research and development activities;
●	our ability to successfully manufacture and scale-up production;
●	clinical trial protocols, speed of enrollment and resulting data;
●	the effectiveness and safety of our product candidates; and
●	the timing of regulatory approvals.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table presents a comparison of our results of operations for the three months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023	2022	2023 vs 2022

	(in thousands)
Total revenues	$1,407	$1,449	$(42)
Operating expenses:
Cost of contract manufacturing	(1,006)	(861)	(145)
Research and development expenses	(65,400)	(48,068)	(17,332)
Selling, general and administrative expenses	(18,074)	(13,324)	(4,750)
Total operating expenses	(84,480)	(62,253)	(22,227)
Other income	1,424	1,485	(61)
Other expense	(228)	(199)	(29)
Loss from operations	(81,877)	(59,518)	(22,359)
Other non-operating items, net	(7,763)	11,332	(19,095)
Net loss before income tax benefit	$(89,640)	$(48,186)	$(41,454)
Income tax benefit	69	329	(260)
Net loss	$(89,571)	$(47,857)	$(41,714)

Revenue

Our revenue for the three months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,
	2023	2022	2023 vs 2022

	(in thousands)
License revenues	$497	$—	$497
Contract manufacturing revenues	349	—	349
Collaboration revenues	561	1,449	(888)
Total revenues	$1,407	$1,449	$(42)

License revenues

We recognize license revenues from CSL Behring, related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended September 30, 2023, we recognized $0.5 million of license revenues (nil for the same period in 2022).

Contract manufacturing revenues

We recognize contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring. Contract manufacturing revenues is realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized $0.3 million contract manufacturing revenues in the three months ended September 30, 2023, compared to nil for the same period in 2022. We did not recognize such revenues in the three months ended September 30, 2022, as we started contract manufacturing activities to supply CSL Behring with launch supplies of HEMGENIX® following their submission of a Biologics License Application (“BLA”) and MAA in the spring of 2022.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement.

We entered into collaboration, research, and license agreements with Bristol-Myers Squibb (“BMS”) in 2015 which were terminated on February 21, 2023.

For the three months ended September 30, 2023, we recognized $0.6 million of collaboration revenue for CSL Behring. For the three months ended September 30, 2022, we recognized $1.5 million of collaboration revenue for CSL Behring and BMS.

Cost of contract manufacturing

We incurred $1.0 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the three months ended September 30, 2023, compared to $0.9 million cost of contract manufacturing in the three months ended September 30, 2022.

R&D expenses

R&D expenses for the three months ended September 30, 2023 were $65.4 million, compared to $48.1 million for the same period in 2022. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended September 30,
	2023	2022	2023 vs 2022
	(in thousands)
Temporal lobe epilepsy (AMT-260)	$4,662	$2,499	$2,163
Huntington's disease (AMT-130)	3,116	4,330	(1,214)
Amyotrophic lateral sclerosis (AMT-162)	2,420	—	2,420
Fabry disease (AMT-191)	358	549	(191)
Etranacogene dezaparvovec (AMT-060/061)	—	277	(277)
Programs in preclinical development and platform related expenses	3,104	886	2,218
Total direct research and development expenses	$13,660	$8,541	$5,119

Employee and contractor-related expenses	19,431	15,553	3,878
Fair value changes related to contingent consideration	14,229	5,503	8,726
Facility expenses	6,652	6,482	170
Share-based compensation expense	5,638	3,730	1,908
Disposables	4,694	6,012	(1,318)
Other expenses	1,096	2,247	(1,151)
Total other research and development expenses	$51,740	$39,527	$12,213

Total research and development expenses	$65,400	$48,068	$17,332

Direct research and development expenses

Temporal lobe epilepsy (AMT-260)

In the three months ended September 30, 2023 and September 30, 2022, we incurred costs of $4.7 million and $2.5 million respectively, for the preclinical development of AMT-260.

Huntington’s disease (AMT-130)

In the three months ended September 30, 2023 and September 30, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the United States and in Europe.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the three months ended September 30, 2023, we incurred $2.4 million of costs (nil in the prior period), related to our preclinical activities for AMT-162.

Fabry disease (AMT-191)

In the three months ended September 30, 2023 and September 30, 2022, we incurred costs of $0.4 million and $0.5 million, respectively, related to our preclinical development of AMT-191.

Etranacogene dezaparvovec (AMT-060/061)

We have incurred external costs for our hemophilia B program related to the execution of our Phase III clinical trial and the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. Prior to the transition of these activities to CSL Behring in December 2022, we managed the trials and incurred related expenses. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the three months ended September 30, 2023 and September 30, 2022 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Preclinical programs & platform development

In the three months ended September 30, 2023, and September 30, 2022, we incurred $3.1 million and $0.9 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $19.4 million in personnel and contractor-related expenses in the three months ended September 30, 2023, compared to $15.6 million for the same period in 2022. The increase was primarily related to the hiring of personnel and contractors to support our clinical-stage programs and manufacturing operations, as well as an increase in severance costs;
●	We incurred $14.2 million of expenses in the three months ended September 30, 2023 related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $5.5 million an increase in fair value for the same period in 2022. The change was primarily due to the increase in the probability of making a future milestone payment related to the first patient dosed in the Phase I/II clinical trial of AMT-260;
●	We incurred $6.7 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the three months ended September 30, 2023, compared to $6.5 million in the same period in 2022;
●	We incurred $5.6 million in share-based compensation expenses in the three months ended September 30, 2023, compared to $3.7 million for the same period in 2022. The increase was primarily a result of recognizing compensation cost related to performance share units granted in December 2021, for which achievement of related performance conditions was deemed probable in the three months ended September 30, 2023. Compensation cost was not recognized in the three months ended September 30, 2022 as achievement of related performance conditions was not deemed probable at this time;
●	We incurred $4.7 million in disposable costs in the three months ended September 30, 2023, compared to $6.0 million for the same period in 2022; and
●	We incurred $1.1 million of other expenses for the three months ended September 30, 2023, compared to $2.2 million for the same period in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $18.1 million, compared to $13.3 million for the same period in 2022.

●	We incurred $6.4 million in personnel and contractor-related expenses in the three months ended September 30, 2023, compared to $5.2 million in the same period in 2022;
●	We incurred $5.1 million in share-based compensation expenses in the three months ended September 30, 2023, compared to $3.8 million in the same period in 2022. The increase was primarily a result of an increase in expense related to performance share units granted in 2021;

●	We incurred $2.8 million in professional fees in the three months ended September 30, 2023, compared to $1.6 million in the same period in 2022. We regularly incur accounting, audit and legal fees associated with operating as a public company; and
●	We incurred $2.8 million in other operating expenses in the three months ended September 30, 2023, compared to $2.0 million in the same period in 2022.

Other items, net

We recognized $1.4 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2023, compared to $1.3 million for the same period in 2022.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,
	2023	2022	2023 vs 2022

	(in thousands)
Interest income	$7,495	$39	$7,456
Interest expense	(15,444)	(3,069)	(12,375)
Foreign currency gains, net	186	14,362	(14,176)
Total non-operating (expense) / income, net	$(7,763)	$11,332	$(19,095)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $7.5 million in interest income in the three months ended September 30, 2023, compared to $0.0 million in the same period in the prior year. Our interest income increased by $7.5 million due to the interest income earned on investment securities as well as cash on hand during the three months ended September 30, 2023.

We recognized $15.4 million in interest expense for the three months ended September 30, 2023 and $3.1 million for the three months ended September 30, 2022. Our interest expense in 2023 increased due to an increase in market interest rates related to the Hercules debt as well as the recognition of $11.8 million of interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $0.2 million during the three months ended September 30, 2023, compared to a net gain of $14.4 million during the same period in 2022.

Income tax benefit

We recognized $0.1 million of deferred tax benefit in the three months ended September 30, 2023, and $0.3 million of deferred tax benefit for the same period in 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The following table presents a comparison of our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	2023 vs 2022
	(in thousands)
Total revenues	$9,154	$3,738	$5,416
Operating expenses:
Cost of contract manufacturing revenues	(4,793)	(1,693)	(3,100)
Research and development expenses	(172,245)	(139,263)	(32,982)
Selling, general and administrative expenses	(57,103)	(36,802)	(20,301)
Total operating expenses	(234,141)	(177,758)	(56,383)
Other income	4,537	4,981	(444)
Other expense	(673)	(621)	(52)
Loss from operations	(221,123)	(169,660)	(51,463)
Non-operating items, net	(15,262)	34,801	(50,063)
Loss before income tax benefit	$(236,385)	$(134,859)	(101,526)
Income tax benefit	1,113	1,263	(150)
Net loss	$(235,272)	$(133,596)	$(101,676)

Revenue

Our revenue for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,
	2023	2022	2023 vs 2022
	(in thousands)
License revenues	$1,290	$—	$1,290
Contract manufacturing revenues	$6,596	$—	$6,596
Collaboration revenues	1,268	3,738	(2,470)
Total revenues	$9,154	$3,738	$5,416

License revenue

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the nine months ended September 30, 2023, we recognized $1.3 million of license revenue (nil for the same period in 2022).

Contract manufacturing revenues

We recognize contract manufacturing revenue related to contract manufacturing HEMGENIX® drug product for CSL Behring. Contract manufacturing revenues is realized when earned upon sales of HEMGENIX® to CSL Behring. We recognized $6.6 million contract manufacturing revenues in the nine months ended September 30, 2023, compared to nil for the same period in 2022. We did not recognize such revenues in the nine months ended September 30, 2022, as we started contract manufacturing activities to supply CSL Behring with launch supplies of HEMGENIX® following their submission of a BLA and MAA in the spring of 2022.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement.

We entered into collaboration, research, and license agreements with BMS in 2015 which were terminated on February 21, 2023.

For the nine months ended September 30, 2023, we recognized $1.3 million of collaboration revenue for CSL Behring. For the nine months ended September 30, 2022, we recognized $3.7 million of collaboration revenue for CSL Behring and BMS.

Cost of contract manufacturing

We incurred $4.8 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the nine months ended September 30, 2023, compared to $1.7 million cost of contract manufacturing in the nine months ended September 30, 2022.

R&D expenses

R&D expenses for the nine months ended September 30, 2023 were $172.2 million, compared to $139.3 million for the same period in 2022. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2023	2022	2023 vs 2022

	(in thousands)
Amyotrophic lateral sclerosis (AMT-162)	$13,048	$—	$13,048
Temporal lobe epilepsy (AMT-260)	11,970	11,394	576
Huntington's disease (AMT-130)	11,093	15,721	(4,628)
Fabry disease (AMT-191)	1,846	1,664	182
Etranacogene dezaparvovec (AMT-060/061)	(1,336)	1,008	(2,344)
Programs in preclinical development and platform related expenses	7,246	3,919	3,327
Total direct research and development expenses	$43,867	$33,706	$10,161

Employee and contractor-related expenses	55,894	46,786	9,108
Facility expenses	21,114	17,150	3,964
Share-based compensation expense	14,675	12,090	2,585
Disposables	14,475	15,077	(602)
Fair value changes related to contingent consideration	15,441	7,510	7,931
Other expenses	6,779	6,944	(165)
Total other research and development expenses	$128,378	$105,557	$22,821

Total research and development expenses	$172,245	$139,263	$32,982

Direct research and development expenses

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. We have incurred $13.0 million expenses recorded to research and development expense related to the acquisition, as well as for preclinical activities of AMT-162 during the nine-month period ended September 30, 2023.

Temporal lobe epilepsy (AMT-260)

In the nine months ended September 30, 2023 and September 30, 2022, we incurred costs of $12.0 million and $11.4 million, respectively, for the preclinical development of AMT-260.

Huntington’s disease (AMT-130)

In the nine months ended September 30, 2023 and September 30, 2022, our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe.

Fabry disease (AMT-191)

In the nine months ended September 30, 2023 and September 30, 2022, we incurred costs of $1.8 million and $1.7 million, respectively, related to our preclinical development of AMT-191.

Etranacogene dezaparvovec (AMT-060/061)

We have incurred external costs for our hemophilia B program related to the execution of our Phase III clinical trial and the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. Prior to the transition of these activities to CSL Behring in December 2022, we managed the trials and incurred related expenses. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the nine months ended September 30, 2023 and September 30, 2022 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Preclinical programs & platform development

In the nine months ended September 30, 2023, and September 30, 2022, we incurred costs of $7.2 million and $3.9 million, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $55.9 million in personnel and contractor-related expenses in the nine months ended September 30, 2023, compared to $46.8 million for the same period in 2022. The increase was primarily related to the hiring of personnel and contractors to support our clinical-stage programs and manufacturing operations, as well as an increase in severance costs;
●	We incurred $21.1 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the nine months ended September 30, 2023, compared to $17.2 million in the same period in 2022. The increase primarily related to operating expenses and depreciation expense incurred from additional sites in Lexington which commenced in May and November 2022;
●	We incurred $15.4 million of expenses in the nine months ended September 30, 2023 related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $7.5 million for the same period in 2022. The change was primarily due to the increase in the probability of making a future milestone payment related to the first patient dosed in the Phase I/II clinical trial of AMT-260;
●	We incurred $14.7 million in share-based compensation expenses in the nine months ended September 30, 2023, compared to $12.1 million for the same period in 2022. The increase was primarily a result of an increase in awards granted as well as from recognizing compensation cost related to performance share units granted in December 2021, for which achievement of related performance conditions was deemed probable in the nine months ended September 30, 2023. Compensation cost was not recognized in the nine months ended September 30, 2022 as achievement of related performance conditions was not deemed probable at this time;
●	We incurred $14.5 million in disposable costs in the nine months ended September 30, 2023, compared to $15.1 million for the same period in 2022; and
●	We incurred $6.8 million of other expenses for the nine months ended September 30, 2023, compared to $6.9 million for the same period in 2022. There was an increase related to contractual payments of $3.1 million which we owed to a licensor upon the Europeans Medicines Agency approval of HEMGENIX® in February 2023, which were offset by a reduction in consultant-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $57.1 million, compared to $36.8 million for the same period in 2022.

●	We incurred $18.8 million in personnel and contractor-related expenses in the nine months ended September 30, 2023, compared to $14.8 million in the same period in 2022. The increase was primarily related to the hiring of personnel and contractors to support our business operations;
●	We incurred $12.9 million in share-based compensation expenses in the nine months ended September 30, 2023, compared to $9.9 million in the same period in 2022. The increase was primarily a result of an increase in awards grants and from recognizing compensation cost for performance share units granted in December 2021 that were deemed probable in the nine months ended September 30, 2023;

●	We incurred $8.5 million in professional fees in the nine months ended September 30, 2023, compared to $4.3 million in the same period in 2022. We regularly incur accounting, audit and legal fees associated with operating as a public company. The increase from the prior period includes an increase in professional fees related to our global licensing agreement with Apic Bio and other corporate initiatives;
●	We incurred $3.8 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the nine months ended September 30, 2023 (nil in prior period);
●	We incurred $3.3 million in intellectual property fees including registration and professional fees in the nine months ended September 30, 2023 compared to $1.2 million in the same period in 2022. The increase mainly related to an increase in professional fees; and
●	We incurred $9.0 million in other operating expenses in the nine months ended September 30, 2023, compared to $6.0 million in the same period in 2022. The increase was primarily a result of an increase in information technology expenses.

Other items, net

We recognized $3.9 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2023, compared to $3.9 million for the same period in 2022.

Other items, net for the periods presented, primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022	2023 vs 2022
	(in thousands)
Interest income	$12,393	$117	$12,276
Interest expense	(25,846)	(8,279)	(17,567)
Foreign currency (losses) / gains, net	(1,809)	42,328	(44,137)
Other non-operating gains	—	635	(635)
Total non-operating (expense) / income, net	$(15,262)	$34,801	$(50,063)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $12.4 million in interest income in the nine months ended September 30, 2023, compared to $0.1 million in the same period in the prior year. Our interest income increased by $12.3 million due to the interest income earned on investment securities as well as cash on hand during the nine months ended September 30, 2023.

We recognized $25.8 million in interest expense for the nine months ended September 30, 2023 and $8.3 million for the nine months ended September 30, 2022. Our interest expense in 2023 increased due to an increase in market interest rates related to the Hercules debt as well as the recognition of $14.9 million of interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $1.8 million during the nine months ended September 30, 2023, compared to a net gain of $42.3 million during the same period in 2022.

Income tax benefit

We recognized $1.1 million of deferred tax benefit in the nine months ended September 30, 2023, and $1.3 million of deferred tax benefit for the same period in 2022.

Financial Position, Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents, restricted cash, and investment securities of $662.1 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, royalty monetization financings, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs and following the Reorganization, we believe that our cash and cash equivalents and investment securities will fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding if we decide to advance AMT-130 for our Huntington’s disease gene therapy program or any of our other product candidates into late stage clinical development. Our material cash requirements include the following contractual and other obligations:

Debt

As of September 30, 2023, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. Future interest payments and financing fees associated with the loan total $50.9 million, with $13.4 million payable within 12 months. We are contractually required to repay the $100.0 million in full in January 2027.

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

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of September 30, 2023, we had fixed lease payment obligations of $54.8 million, with $8.3 million payable within 12 months.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In relation to the uniQure France SAS acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In September 2023, we made a payment of EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS following the FDA’s clearance of the IND application for AMT-260. As of September 30, 2023, our remaining commitment amounts include a EUR 30.0 million ($31.7 million) milestone payment due upon treating the first patient in Phase I/II clinical trial and EUR 160.0 million ($169.2 million) in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of September 30, 2023, of $1.06/€1.00. As of September 30, 2023, we expect these obligations will become payable between early 2024 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the nine months ended:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$231,173	$559,353
Net cash used in operating activities	(96,388)	(90,380)
Net cash used in investing activities	(265,248)	(14,522)
Net cash generated from financing activities	362,675	844
Foreign exchange impact	424	(11,876)
Cash, cash equivalents and restricted cash at the end of period	$232,636	$443,419

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. (“AMT”) in 1998, except for generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement in 2021. We continue to incur losses in the current period. We recorded a net loss of $89.6 million and $235.3 million in the three and nine months ended September 30, 2023, respectively, compared to a net loss of $47.9 million and $133.6 million during the same period in 2022. As of September 30, 2023, we had an accumulated deficit of $817.2 million.

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

We are required to repay the entire principal balance of $100.0 million on the maturity date. The interest rate is adjustable and is the greater of (i) 7.95% or (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2023 Amended Facility, we owe a back-end fee of $4.9 million on December 1, 2025 and a back-end fee of $1.3 million on the maturity date.

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

Net Cash used in operating activities

Net cash used in operating activities was $96.4 million for the nine months ended September 30, 2023 and consisted of net loss of $235.3 million adjusted for non-cash items, including depreciation and amortization expense of $7.7 million, amortization of the premium/discount on investment securities of $6.5 million, share-based compensation expense of $28.1 million, changes in the fair value of contingent consideration of $15.4 million, unrealized foreign exchange losses of $3.1 million, $14.9 million of interest expense related to the royalty financing and a change in deferred taxes of $1.1 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $77.0 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $96.6 million, primarily related to the collection of the $100.0 million milestone due from CSL Behring in July 2023. There was an increase in inventory balances of $8.7 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $10.8 million, primarily related to a decrease of $4.8 million in accounts payable and a decrease of $6.0 million related to various accruals. Net cash used in operating activities also includes a payment for a contingent consideration milestone of $1.9 million.

Net cash used in operating activities was $90.4 million for the nine months ended September 30, 2022 and consisted of a net loss of $133.6 million adjusted for non-cash items, including depreciation and amortization expense of $6.2 million, share-based compensation expense of $22.3 million, changes in the fair value of contingent consideration and the derivative financial liability of $6.9 million, unrealized foreign exchange gains of $36.4 million and a change in deferred taxes of $1.3 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $46.1 million. There was a net decrease in accounts receivable and contract asset, prepaid expenses, and other current assets and receivables of $42.0 million, primarily related to the collection of $55.0 million of the contract asset related to CSL milestones of $55.0 million in March 2022 and April 2022. There was an increase in inventories of $4.1 million related to the production of etranacogene dezaparvovec under the CSL Behring Agreement. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $8.2 million, primarily related to increase in accounts payable.

Net cash used in investing activities

In the nine months ended September 30, 2023, we used $265.2 million in our investing activities compared to using $14.5 million for the same period in 2022.

	Nine months ended September 30,
	2023	2022
	(in thousands)
Investment in investment securities	$(366,439)	$—
Proceeds from maturity of investment securities	106,307	—
Build out of Amsterdam site	(2,161)	(8,265)
Build out of Lexington site	(2,955)	(4,357)
Acquisition of uniQure France SAS, net of cash acquired	—	(1,900)
Net cash used in investing activities	$(265,248)	$(14,522)

During the nine months ended September 30, 2023, we invested $366.4 million of our cash on hand into euro and U.S. dollar denominated government bonds (nil for the nine months ended September 30, 2022).

During the nine months ended September 30, 2023, we received $106.3 million from the repayment of previous investments into euro and U.S. dollar denominated government bonds (nil for nine months ended September 30, 2022).

We invested $2.2 million and $3.0 million, respectively, into our Amsterdam, Netherlands and Lexington, Massachusetts sites consumed during the nine months ended September 30, 2023, compared to $8.3 million and $4.4 million for the same period in 2022.

Net cash generated from financing activities

In the nine months ended September 30, 2023, we generated $362.7 million from financing activities compared to $0.8 million for the same period in 2022.

	Nine months ended September 30,
	2023	2022

	(in thousands)
Cash flows from financing activities
Proceeds from royalty financing agreement, net of debt issuance costs	$370,062	$-
Proceeds from issuance of shares related to employee stock option and purchase plans	262	844
Contingent consideration milestone payment	(7,649)	-
Net cash generated from financing activities	$362,675	$844

In June 2023, we received $370.1 million net proceeds from the Royalty Financing Agreement.

During the nine months ended September 30, 2023, we received $0.3 million from the exercise of options to purchase ordinary shares in relation to our 2014 Plans compared to $0.8 million for the same period in 2022.

In September 2023, following the FDA’s clearance of the IND application for AMT-260, we made a payment of $9.5 million to the former shareholders of uniQure France SAS to settle a portion of the contingent consideration based on contractually defined milestones, of which $7.6 million was classified as cash flows from financing activities and $1.9 million was classified as a net cash flow used in operating activities.

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future;
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims;

●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility;
●	the financial impact of the Reorganization; and
●	the costs associated with increasing the scale and capacity of our manufacturing capabilities.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2023, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We have encountered, and may continue to encounter, delays in, and impediments to the progress of our clinical trials or failure to demonstrate the safety and efficacy of our product candidates.
●	The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates, and we may not be successful in our efforts to create innovative programs, platform technologies or other technologies to be competitive with others.
●	We may not be successful in our efforts to in-license or acquire product candidates that align with our research and development strategy, and any such transactions may not achieve the expected cash flows or could result in additional costs and challenges.
●	Our manufacturing facility is subject to significant government regulations and approvals. If we fail to comply with these regulations or to maintain these approvals our business could be materially harmed.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize or obtain benefits by other means from our products may be impaired.
●	Our reliance on third parties may require us to share our trade secrets and other proprietary technology, which could increase the possibility that a competitor will discover them or that our trade secrets and other proprietary technology will be misappropriated or disclosed.
●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The amount of capital we require will depend in part on the future payments we receive from CSL Behring related to HEMGENIX® commercial supply, contractual milestones, and royalties on net sales (to the extent not owed to settle the liability from royalty financing).
●	Actions that we have taken to restructure our business in alignment with our strategic priorities, including the Reorganization, may not be as effective as anticipated.
●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches or other errors or disruptions, which could result in a material disruption of our product development programs, such as potential issues with data integrity or loss of data.

●	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud or fail to meet our reporting obligations, and investor confidence and the market price of our ordinary shares may be materially and adversely affected.

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

A small number of patients have experienced serious adverse events during our clinical trials of either AMT-060 (our first-generation hemophilia B gene therapy), etranacogene dezaparvovec (AMT-061), and AMT-130. However, adverse events in our clinical trials or those conducted by other parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in delay, a hold or termination of our clinical trials, increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition, and results of operations.

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

Our manufacturing facility in Lexington, MA is subject to ongoing regulation and periodic inspection by the FDA, EU member state, and other regulatory bodies to ensure compliance with current cGMP requirements. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

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

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, limited control over pricing of raw materials, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, war or cases of force majeure and acts of God (including the effects of the COVID-19 pandemic) beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing processes or facilities could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs, result in delays in our clinical development or marketing schedules and materially harm our business.

We currently rely and expect to continue to rely on third parties to conduct product manufacturing for certain of our product candidates, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties for the production of some of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP for manufacture of our products. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Pfizer, Freeline Therapeutics, Intellia Therapeutics, Sangamo Biosciences, Voyager Therapeutics, Passage Bio, Roche, PTC Therapeutics, Prilenia Therapeutics, CombiGene, Alnylam, Wave Life Sciences, Bayer AG, Amicus Therapeutics and 4D Molecular Therapeutics.

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

In some circumstances, we may not have the right, or have otherwise given up the right, to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we own or license from third parties. In addition, some of our agreements with our licensors require us to obtain consent from the licensor before we can enforce patent rights, and our licensor may withhold such consent or may not provide it on a timely basis. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business which may materially impact any revenue that may be due to us in connection with such patents. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

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

We rely, in part, upon a combination of forms of intellectual property, including in-licensed and owned patents to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the U.S., the European Union, and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The patents we own currently are and may become subject to future patent opposition or similar proceedings. Additionally, the patent prosecution process is expensive, time-consuming, and uncertain, and in certain instances we have chosen, and in the future we may choose, not to file and prosecute all necessary or desirable patent applications. For example, our defense of certain patent cases in each of Canada, the United Kingdom, the Netherlands and the U.S. pertaining to licensed rights of etranacogene dezaparvovec was assumed by CSL Behring on October 11, 2023. These oppositions and future patent oppositions may result in loss of scope of some claims or the entire patent and, with respect to our rights under the CSL Agreement, could affect CSL’s successful commercialization of HEMGENIX® and, in turn, could negatively impact our financial position. Additionally, our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had a loss in the nine months ended September 30, 2023 and year ended December 31, 2022, incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.

We had a net loss of $235.3 million in the nine months ended September 30, 2023, and a net loss of $126.8 million in the full year 2022. As of September 30, 2023, we had an accumulated deficit of $817.2 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2023 and until the second quarter of 2027 primarily from our existing cash, cash equivalents, and cash resources. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year.

As a result of the Reorganization, we expect to reduce our expenses until such time that we decide to advance our gene therapy product candidates into late stage clinical development. We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Our failure to become and remain profitable would depress the value of our company and could impair our ability to expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain debt financing may be limited by covenants we have made under our 2023 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

As of September 30, 2023, we had $100.0 million of outstanding principal of borrowings under the 2023 Amended Facility, which we are required to repay in full in January 2027. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We face an inherent risk of product liability related to the testing of our product candidates in human clinical trials and in connection with product sales. If we cannot successfully defend ourselves against claims that our product candidates or products or the procedures used to administer them to patients caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on pricing and the reimbursement our customers may receive for our products, and increased manufacturer rebates. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 117th U.S. Congress and under the Biden Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

In October 2023, we commenced the Reorganization to conserve financial resources and better align our workforce with current business needs. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

Although we believe that these actions will reduce operating costs, we cannot guarantee that the Reorganization will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations. As a result of the Reorganization, we will incur additional costs in the near term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs. Additional risks associated with the continuing impact of the Reorganization include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet development targets due to the loss of qualified employees. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Ordinary Shares

The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through November 2, 2023, the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on November 2, 2023, was $5.72 per ordinary share. In recent years, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. The market price for our ordinary shares may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	public perception and market reaction to our interim data from clinical trials;
●	public perception of gene therapy;
●	interactions with the FDA on the design of our clinical trials and regulatory endpoints;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the EU, the U.S., and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	changes to our business, including pipeline reprioritizations and restructurings;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	mergers, acquisitions, licensing, and collaboration activity among our peer companies in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 36.6% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of September 30, 2023. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1* t	Termination and Consulting Agreement, effective October 4, 2023, by and between uniQure, Inc. and Ricardo Dolmetsch, Ph.D.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 7, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 7, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Dated November 7, 2023