Form 10-K
period 2023-12-31
uniQure N.V.
filed 2024-02-28
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2023 was $546.67 million, based on the closing price reported as of June 30, 2023 on the Nasdaq Global Select Market.

As of February 23, 2024, the registrant had 47,838,275 ordinary shares, par value €0.05, outstanding.

The documents incorporated by reference are as follows:

Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 29, 2024 and are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements concerning: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; and our liquidity and working capital requirements.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include, without limitation, the clinical results and the development and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; our effectiveness in managing current and future clinical trials and regulatory processes; the continued development and acceptance of gene therapies; our ability to demonstrate the therapeutic benefits of our gene therapy candidates in clinical trials; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the impact of global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; as well as those discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

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

Summary Risk Factors

Below is a summary of the principal risks associated with an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face can be found below under the heading “Item 1A. Risk Factors”.

●	We are dependent on the success of our lead product candidate in clinical development, AMT-130 for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, challenges associated with its regulatory pathway, or its inability to demonstrate sufficient efficacy to warrant further clinical development could adversely affect our business.
●	We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.
●	We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates or otherwise leverage our research and technology to remain competitive.
●	Our future success depends on our ability to retain key executives, technical staff, and other employees and to attract, retain and motivate qualified personnel.
●	Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated, may not result in cost savings to us and could disrupt our business.
●	Gene therapies are complex, expensive and difficult to manufacture. We could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.
●	We will need to raise additional funding in order to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
●	We had net losses in the years ended December 31, 2023 and 2022, have incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.
●	The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, or third parties may assert their intellectual property rights against us, which could be expensive, time consuming and unsuccessful.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines in the conduct or completion of such trials or failing to comply with regulatory requirements.
●	We rely on third parties for important aspects of our development programs. If these parties do not perform successfully or if we are unable to enter into or maintain key collaborations or other contractual arrangements, our business could be adversely affected.
●	We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.
●	Our business development strategy depends on our ability to obtain rights to key technologies through in-licenses and support the development of our product pipeline through out-licenses, and those efforts may not be successful.

●	Our business development strategy may not produce the cash flows expected or could result in additional costs and challenges.
●	We may be adversely affected by unstable market and economic conditions, such as inflation, which may negatively impact our business, financial condition and stock price.

Part I

Unless the context requires otherwise, references in this report to “uniQure,” “Company,” “we,” “us” and “our” and similar designations refer to uniQure N.V. and our subsidiaries.

Item 1. Business.

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, amyotrophic lateral sclerosis (“ALS”), refractory mesial temporal lobe epilepsy (“MTLE”) and Fabry disease. Our internally developed HEMGENIX®, a gene therapy for the treatment of hemophilia B, has been approved for commercialization by the United States Food and Drug Administration (the “FDA”) and the European Medicines Agency (“EMA”). The approval of HEMGENIX® follows more than a decade of research and clinical development, represents a major milestone in the field of gene therapy and ushers in a new treatment approach for patients living with hemophilia B. We license HEMGENIX® to CSL Behring LLC (“CSL Behring”), which is responsible for its commercialization. We are manufacturing HEMGENIX® for CSL Behring and are entitled to specific milestone payments and royalties on net sales of the product, a portion of which we sold to a royalty acquisition company in 2023 in exchange for up-front cash.

We believe our validated technology platform and manufacturing capabilities provide us with distinct competitive advantages, including the potential to reduce development risk, cost, and time to market. We produce our adeno-associated virus-based gene therapies in our own facilities with a proprietary, current good manufacturing practices (“GMP”) -compliant manufacturing process. We believe our Lexington, Massachusetts-based facility is one of the world’s leading, most versatile, gene therapy manufacturing facilities.

A summary of our key development programs is provided below:

uniQure Proprietary programs
CSL Behring partnership
PROGRAM NAME
PRECLINICAL
PHASE 1/2
PHASE 3
INDICATIONS
Hemophilia B etranacogene dezaparvovec (AMT-061)
APPROVED
Huntington's Disease (AMT-130)
Amyotrophic Lateral Sclerosis – SOD1 (AMT-162)
Temporal Lobe Epilepsy (AMT-260)
Fabry Disease (AMT-191)
Amyotrophic Lateral Sclerosis – c9orf72 (AMT-161)
Autosomal Dominant Alzheimer's Disease (AMT-240)
Other undisclosed programs

Recent Product Candidate Developments

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease, which utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

We are currently conducting a multi-center randomized, controlled, and blinded Phase I/II clinical trial for AMT-130 in the U.S. in which 26 patients with early-manifest Huntington’s disease have been enrolled. The low-dose cohort of this trial includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The high-dose cohort includes 16 patients, of which 10 patients received treatment with AMT-130 and six patients received imitation surgery. Patients in the high-dose cohort that received imitation surgery had the option to cross over after 12 months if they met the inclusion criteria for the study. In July 2022, we began crossing over patients in the high-dose cohort who received the imitation surgical procedure. Four of the six control patients in the high-dose cohort have been crossed over to treatment (three patients received the high dose and one patient received the low dose). The remaining two control patients in the high-dose cohort did not meet all the inclusion criteria for the study and were not eligible for crossover. All four crossover patients received a short course of immunosuppression therapy concurrent with the administration of AMT-130.

We are also conducting an open-label Phase Ib/II study in the EU and the United Kingdom, which has enrolled 13 patients with the same early-manifest criteria for Huntington’s disease as the U.S. study. Six of these patients were treated with AMT-130 in the initial low-dose cohort and seven patients were treated in the subsequent high-dose cohort.

We completed the enrollment of all 26 patients in the first two cohorts of our Phase I/II clinical trial of AMT-130 in the U.S. in March 2022. In June 2022, we announced initial safety and biomarker data from 10 patients enrolled in the low-dose cohort of the ongoing U.S. Phase I/II clinical trial of AMT-130. In June 2023, we announced additional interim data from U.S. Phase I/II clinical trial of AMT-130, including up to 24-month follow-up from the 26 patients enrolled.

In December 2023 we announced updated interim data, including up to 30 months of follow-up from 39 patients enrolled in the ongoing U.S. and European Phase I/II clinical trials, as described in more detail below under “—Our Development of AMT-130 for Huntington’s Disease”. The combined U.S. and European interim data were subject to a September 30, 2023 cut-off date and did not include outcome or biomarker data from the control patients who crossed over to treatment with AMT-130 following the 12-month core study period.

●	AMT-130 was generally well tolerated with a manageable safety profile at both doses. Serious adverse events (“SAE”) cases of CNS inflammation attributable to AMT-130 have improved with the administration of glucocorticoids.
●	Patients treated with both doses of AMT-130 showed evidence of preserved neurologic function relative to pre-treatment baseline measurements and potential clinical benefit relative to a non-concurrent natural history cohort, based in each case on certain clinical and functional measurements.
●	CSF NfL trends for the low-dose cohort remained below baseline through month 30 and CSF NfL for the high-dose cohort also further declined and was near baseline at month 18, together suggesting a reduction in neurodegeneration when compared to an expected increase from baseline in CSF NfL based on natural history data. Mean changes in Mutant Huntingtin Protein (“mHTT”) levels measured in CSF samples compared to baseline continued to be variable and impacted by baseline levels near or below the lower limit of quantification.

●	Brain volumetric changes did not appear to be clinically meaningful or associated with protracted increases in neurodegeneration as measured by NfL.

Amyotrophic Lateral Sclerosis program (AMT-162)

In January 2023, we announced that we had entered into a global licensing agreement with Apic Bio, Inc. (“Apic Bio”) for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in superoxide dismutase 1 (“SOD1”), a rapidly progressing, rare motor neuron disease that leads to loss of everyday functions and is uniformly fatal (previously known as APB-102). Mutations in the SOD1 gene of ALS account for approximately one-fifth of all inherited forms of this fatal disease. APB-102 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations.

The FDA has cleared the IND application for APB-102 and has granted Orphan Drug and Fast Track designation.

Other Business Developments

Reorganization

In October 2023, we announced the implementation of a reorganization plan (the “Reorganization”). As a result of the Reorganization, we discontinued investments in more than half of our then-existing research programs, including AMT-210 for the treatment of Parkinson’s disease, and certain other technology projects. Following the Reorganization, we are prioritizing advancing our clinical-stage programs, including referenced in the pipeline graphic above, to clinical proof of concept.  As a result of the Reorganization, which was completed in December 2023, we eliminated approximately 20% of our total workforce and closed our research laboratory in Lexington, Massachusetts. As part of the Reorganization we consolidated all good manufacturing practices (“GMP”) manufacturing into our Lexington manufacturing facility and consolidated process and analytical development into our Amsterdam, Netherlands facility. In addition, we appointed Richard Porter, Ph.D., who previously served as our Chief Business Officer, to serve as our Chief Business and Scientific Officer, effective as of October 2023.

Royalty Financing Agreement

In May 2023, we entered into a royalty purchase agreement (the “Royalty Purchase Agreement”) with HemB SPV, L.P. (the “Purchaser”) for the sale of a portion of the royalty rights due to us from CSL Behring under the commercialization and license agreement we entered into with CSL Behring in June 2020 (the “Commercialization and License Agreement”).  Under the terms of the Royalty Financing Agreement, we received an upfront payment of $375.0 million in exchange for the Purchaser’s rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX® for certain current and future royalties due to us. We are also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed a pre-specified threshold. We retained the rights to all other royalties, as well as contractual milestones totaling up to $1.3 billion, under the terms of the CSL Behring Agreement. See Note 14, “Royalty Financing Agreement” for additional information on the terms of the Royalty Purchase Agreement and payments thereunder.

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

Advance the development of AMT-130, a potential one-time gene-therapy approach for the treatment of Huntington’s disease. AMT-130 is the first AAV-based gene therapy that entered into clinical development for Huntington’s disease. It consists of an AAV5 vector carrying an artificial miRNA specifically tailored to silence the huntingtin gene and leverages our proprietary miQURE™ silencing technology. The therapeutic goal of AMT-130 is to inhibit the production of the mutant HTT protein. We enrolled 39 patients into our U.S. Phase I/II and our European Phase Ib/II clinical trials. We announced preliminary results from these clinical trials in June 2022, June 2023 and December 2023. Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130.

In November 2023 we commenced enrollment of a third cohort to further investigate both doses in combination with perioperative immune suppression with a focus on evaluating near-term safety. Up to 12 patients will be treated in this cohort, all of whom will receive AMT-130 using the current, established stereotactic neurosurgical delivery procedure. We intend to use these additional data from our ongoing clinical trials to define our regulatory and ongoing clinical development strategy for AMT-130.

Advance our pipeline of clinical-stage gene therapy candidates. The INDs for our product candidates AMT-260 for the treatment of MTLE, AMT-162 for the SOD1-ALS, and AMT-191 for the treatment of Fabry disease were accepted by the FDA in 2023. We have initiated clinical trials for these three programs with the objective of generating initial safety and tolerability data and generating clinical proof-of concept.

Support the commercialization and global expansion of HEMGENIX®. HEMGENIX® is an FDA and EMA approved one-time administered gene therapy for the treatment of patients with severe and moderately severe hemophilia B. In 2020 we licensed the commercial rights to HEMGENIX® to CSL Behring. We will be supplying CSL Behring with HEMGENIX®  for a number of years.

Prioritize technology development on next-generation AAV capsids and novel cargo technologies. We are developing technologies that have the potential to augment the safety and efficacy of our product candidates and broaden the applicability of our gene therapies to a wider range of diseases and patients. These technologies include next-generation delivery approaches, such as smart AAV capsids potentially capable of improved central nervous system (“CNS”) transduction and crossing the blood-brain barrier, as well as novel cargo technologies such as miQURE, our one-time administered gene silencing platform, linkQURE to combine multiple miRNAs to suppress different genes, and goQURE for simultaneous silencing of a disease gene and replacement with a healthy gene.

Central Nervous System Diseases

Huntington’s Disease

Huntington’s Disease and Market Background

Huntington’s disease is a severe genetic neurodegenerative disorder causing loss of muscle coordination, behavioral abnormalities, and cognitive decline, often resulting in complete physical and mental deterioration over a 12 to 15-year period. The median survival time after onset is 15 to 18 years (range: 5 to >25 years). Huntington’s disease is caused by an inherited defect in a single gene that codes for a protein called Huntingtin (“HTT”). The estimated prevalence of Huntington’s disease is three to seven per 100,000 in the general population, similar in men and women, and it is therefore considered a rare disease. Huntington’s disease mutation carriers can be identified decades before onset. There is currently no available therapy that can delay onset or slow progression of the disease. Although some symptomatic treatments are available, they only are transiently effective despite significant side effects.

Our Development of AMT-130 for Huntington’s Disease

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease. AMT-130 utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

We are currently conducting a Phase I/II clinical trial for AMT-130 in the U.S. and a Phase Ib/II study in the EU. Together, these studies are intended to establish safety, proof of concept, and the optimal dose of AMT-130.  AMT-130 has received Orphan Drug and Fast Track designations from the FDA and Orphan Medicinal Product Designation from the EMA.

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

On June 23, 2022, we announced that in our open-label, Phase Ib/II study in Europe all six patients in the lower-dose cohort and five out of the nine patients in the higher-dose cohort had been treated with AMT-130.

On August 8, 2022, we announced a voluntary postponement of AMT-130 higher-dose procedures due to suspected unexpected serious adverse reactions (“SUSARs”) reported in three of the 14 patients that were treated with the higher dose of AMT-130. In October 2022, after completing a comprehensive safety investigation, the DSMB recommended resuming treatment at the higher dose of AMT-130. All three patients have experienced full resolution of the reported SUSARs. following the investigation we have added additional risk mitigation procedures including closer patient monitoring during the first two weeks after the administration of AMT-130 and a seven-day, post-surgical in-person visit. The DSMB recommended that the use of immunosuppression remain at the discretion of the treating physician.

On June 23, 2022, we announced safety and biomarker data from the 10 patients enrolled in the lower-dose cohort. At 12 months of follow-up on the patients in the lower-dose cohort:

●	AMT-130 was generally well-tolerated with no serious adverse events related to AMT-130 reported in the treated patients at the lower dose of 6x10[12] vector genomes;
●	Measurements of CSF NfL increased as expected following the AMT-130 surgical procedure and approached baseline at 12 months;
●	Measurements of mHTT protein in the CSF of evaluable treated patients showed potential decreases compared to baseline through 12 months

On June 21, 2023, we announced interim data, including up to 24-month follow-up, from 26 patients enrolled in the ongoing U.S. Phase I/II clinical trial of AMT-130. Efficacy and biomarker data from the crossover patients are not included in the following summary.

●	AMT-130 continues to be generally well-tolerated across both dose cohorts;
●	Patients treated with AMT-130 potentially show preserved function compared to baseline and clinical benefits relative to natural history of the disease;
●	NfL in the CSF was below baseline at 24 months in patients treated with the low-dose of AMT-130 and declining towards baseline at 12 months in patients treated with the high-dose of AMT-130; and

On December 19, 2023 ,we announced updated interim data, including up to 30 months of follow-up from 39 patients enrolled in the ongoing U.S. and European Phase I/II clinical trials:

Safety and tolerability

We believe AMT-130 was generally well-tolerated, with a manageable safety profile in patients treated with the lower dose of 6x1012 vector genomes and the higher dose of 6x1013 vector genomes. The most common adverse events in the treatment groups were related to the surgical procedure.

There were four serious adverse events (SAE) unrelated to AMT-130 (post-operative delirium, major depression, suicidal ideation and epistaxis) in the low-dose cohort, six unrelated SAEs in the high-dose cohort (back pain, hypothermia, post procedural hematoma, post-lumbar puncture syndrome (n=2), pulmonary embolism), and one SAE (deep vein thrombosis) in the control group. In addition, there were four AMT-130-related SAEs in the high-dose cohort (central nervous system inflammation (n=3), and severe headache (n=1) that, retrospectively, also was attributable to central nervous system inflammation.

Patients with symptomatic central nervous system inflammation improved with glucocorticoid medication. Additionally, six high-dose patients have received preoperative steroids with the administration of AMT-130 to reduce the risk of inflammation.

Exploratory efficacy data

Clinical and functional measurements for treated patients in each dose cohort were compared to baseline measurements, as well as to control patients (up to 12 months) and a non-concurrent criteria-matched natural history cohort. The natural history cohort was developed by us in collaboration with the Cure Huntington’s Disease Initiative (CHDI) using the TRACK-HD natural history study of patients with early Huntington’s disease. The cohort includes 31 patients that met our clinical trial inclusion criteria of i) total functional capacity, ii) diagnostic classification level and (iii) minimum striatal volumes.

●	Updated clinical data through 30 months for the low-dose cohort and 18 months for the high-dose show ongoing evidence of potential dose-dependent clinical benefit relative to the non-concurrent criteria-matched natural history.
●	For patients receiving the high dose, neurological function as measured by composite Unified Huntington’s Disease Rating Scale (“cUHDRS”) and each of its individual components was preserved or improved at 18 months compared to pre-treatment baseline measurements.
●	For patients receiving the low dose, neurological function as measured by Total Motor Score (TMS) and Total Functional Capacity (TFC) was preserved at 30 months compared to pre-treatment baseline measurements.

●	When compared to the expected rate of decline from the natural history cohort, AMT-130 showed favorable trends in cUHDRS, TFC and TMS.
-	cUHDRS: AMT-130 showed a favorable difference in cUHDRS of 0.39 points at 30 months and 1.24 points at 18 months for the low- and high-dose, respectively (baseline values: 14.1 in low-dose and 14.9 in high-dose).
-	TFC: AMT-130 showed a favorable difference in TFC of 0.95 points at 30 months in the low-dose and 0.49 points at 18 months in the high-dose (baseline values: 11.9 in low-dose and 12.2 in high-dose).
-	TMS: AMT-130 showed a favorable difference in TMS of 2.80 points at 30 months in the low-dose and 1.70 points in the high-dose at 18 months (baseline values: 13.3 in low-dose and 12.1 in high-dose).

Biomarkers and Volumetric Imaging Data

NfL: Mean CSF NfL for the low-dose cohort remained below baseline through month 30 and was 6.6% below baseline. Mean CSF NfL for the high-dose cohort also further declined and is near baseline at month 18. These data suggest a reduction in neurodegeneration when compared to an expected increase from baseline in CSF NfL based on natural history data. As expected, all patients treated with AMT-130 experienced a transient increase in CSF NfL related to the surgical procedure that peaked at approximately one month following the procedure and declined thereafter. These transient increases were not dose dependent.

mHTT: Given AMT-130 is directly administered deep within the brain, the pharmacodynamics of mHTT in the CSF are not believed to be materially representative of mHTT in the targeted brain regions. Mean changes in mHTT levels measured in CSF samples compared to baseline continue to be variable and impacted by baseline levels near or below the lower limit of quantification.

Total Brain Volume: Changes in the total brain volume of patients treated with AMT-130 were observed after the surgical procedure and trended below natural history. The volumetric changes do not appear to be clinically meaningful or associated with protracted increases in neurodegeneration as measured by NfL.

In November 2023 we commenced enrollment of a third cohort to further investigate both doses in combination with perioperative immune suppression with a focus on evaluating near-term safety. Up to 12 patients will be treated in this cohort, all of whom will receive AMT-130 using the current, established stereotactic neurosurgical delivery procedure.

Temporal Lobe Epilepsy Program (AMT-260)

Temporal Lobe Epilepsy Disease and Market Background

TLE affects approximately 1.0 million people in the U.S. and E.U. alone, of which approximately 0.3 million U.S. patients are inadequately treated through anti-seizure medications and are considered refractory. 240,000 of U.S. refractory TLE patients have a lesion in the mesial temporal lobe (hippocampus), which is expressed as sclerosis, atrophy or scarring. Mesial TLE (“MTLE”) is often caused by brain injury, infections or prolonged febrile seizures which can lead to hyperexcitability of the hippocampus and repeated seizures which can further damage the hippocampus over time. Refractory MTLE patients have a poor quality of life and a reduced lifespan. Surgical treatment for refractory patients is lobectomy or laser tissue ablation but only 1-2% of eligible patients undergo surgery.

Our Development of AMT-260 for Temporal Lobe Epilepsy

In July 2021, we acquired uniQure France SAS (“uniQure France,” formerly Corlieve Therapeutics SAS) and its lead program now known as AMT-260 to treat refractory MTLE. AMT-260 is being developed based on exclusive licenses to certain patents uniQure France SAS obtained following its formation in 2019 from two French research institutions that continue to collaborate with us.

AMT-260 is a gene therapy using an AAV9 vector. The use of AAV9 to deliver any sequence that affects the expression of the GRIK2 gene in humans has been exclusively licensed from Regenxbio Inc (“Regenxbio”).

AMT-260, employs miRNA silencing technology to target suppression of aberrantly expressed GluK2 containing kainate receptors in the hippocampus of patients with MTLE.

In October 2021, we presented preclinical data for AMT-260 at the European Society of Gene and Cell Therapy (“ESGCT”). AMT-260 reduces the expression of GluK2 in cortical neurons, reduces epileptiform activity and hyperlocomotion in a preclinical model of epilepsy and blocks epileptiform discharges in organotypic slices from patients with MTLE.

In July 2022, we initiated IND-enabling, GLP toxicology studies in non-human primates for our gene therapy candidate in MTLE.

On September 5, 2023 we announced that the FDA had cleared the IND application for AMT-260. The first-in-human Phase I/IIa clinical trial will be conducted in the United States and consist of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and first signs for efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept (“POC”) data.

Amyotrophic Lateral Sclerosis (“ALS”)

ALS Disease and Market Background

ALS commonly known as Lou Gehrig’s disease, is a progressive and fatal neuromuscular disease with the majority of ALS patients dying within 2 to 5 years of receiving a diagnosis. Familial ALS, a hereditary form of the disease, accounts for 5-10% of cases, whereas the remaining cases (sporadic ALS) have no clearly defined etiology. ALS affects persons of all races and ethnicities; however, persons of certain demographics (Caucasians, males, non-Hispanics and persons aged 60 years or older) and those with a family history of ALS are more likely to develop the disease.

ALS affects approximately 17,800 to 31,800 adults in the U.S. and a similar number of adults in Europe. Evidence from prevalence studies suggests that prevalence and incident rates can vary significantly between regions and ethnicities. Most cases are sporadic (“sALS”) but approximately 10% are found to have a familial, i.e., dominant genetic causation (“fALS”). fALS can be caused by mutations in various genes including chromosome 9 open reading frame 72 (“C9ORF72”), SOD1, tyrosyl-DNA phosphodiesterase 2 and others.

The most common genetic mutation that causes ALS is a G4C2 hexanucleotide repeat expansion in the chromosome 9 open reading frame 72 (“C9ORF72”) gene. The hexanucleotide expansion causes the formation of ribonucleic acid (“RNA”) aggregates and the production of toxic dipeptides that ultimately lead to neuronal death. It is estimated that there are approximately 600 incident cases per year in the U.S. and Europe.

Another genetic mutation that causes ALS are pathogenic mutations in the superoxide dismutase enzyme 1(“SOD1”). SOD1 is an enzyme that that is responsible for catalyzing toxic superoxide to hydrogen peroxide and dioxygen. While the exact mechanism for disease is not known, it is believed that a toxic gain of function in SOD1 results in oxidative stress and cell death of motor neurons. More than 100 pathogenic SOD-1 have been identified. Mutations are concentrated in a few regions of the protein. Mutations can be both dominant and recessive. Most common mutations occur in the D90A, G93A, A4H and D46R genes.

Patients with different mutations progress at different rates. It is estimated that there are approximately 300 incident cases per year in the U.S. and Europe.

Our Development of AMT-162 for ALS – SOD1

On January 31, 2023, we announced that we entered into a global licensing agreement with Apic Bio for a novel, one-time, intrathecally administered gene therapy for ALS caused by SOD1 mutations (formerly APB-102). The FDA has cleared the IND for APB-102 and has granted it Orphan Drug and Fast Track designation. APB-102 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations.

Our Development of AMT-161 for ALS – C9ORF72

AMT-161 is a one-time, intra cerebrospinal fluid-administered AAV gene therapy that targets the repeat-expanded C9ORF72 allele to lower toxic RNA aggregates and prevent dipeptide protein formation. AMT-161 uses our miQURE and linQURE gene silencing technology to target the toxic sense and antisense alleles of C9ORF72 as a potential treatment for ALS.

Alzheimer’s Disease (AMT-240)

Alzheimer’s Disease and Market Background

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

Our Development of AMT-240  for Alzheimer’s disease

AMT-240 is our preclinical product candidate for the treatment autosomal dominant Alzheimer’s disease. AMT-240 is a one-time intra cerebrospinal fluid-administered AAV gene therapy overexpressing a protective APOE variant with or without a miQure designed to knockdown the toxic APOE4 variant. It is initially targeted as a treatment for autosomal dominant Alzheimer’s disease patients but may be effective for a broader population of patients.

Liver-directed diseases

Hemophilia B (HEMGENIX® or etranacogene dezaparvovec)

Hemophilia B Disease and Market Background

Hemophilia B is a rare, lifelong bleeding disorder caused by a single gene defect, resulting in insufficient production of factor IX, a protein primarily produced by the liver that helps blood clots form. Treatments for moderate to severe hemophilia B include prophylactic infusions of factor IX replacement therapy to temporarily replace or supplement low levels of blood-clotting factor and, while these therapies are effective, those with hemophilia B must adhere to strict, lifelong infusion schedules. They may also still experience spontaneous bleeding episodes as well as limited mobility, joint damage or severe pain as a result of the disease. For appropriate patients, HEMGENIX® allows people living with hemophilia B to produce their own factor IX, which can lower the risk of bleeding.

CSL Behring collaboration

On June 24, 2020, we entered into the CSL Behring Agreement pursuant to which CSL Behring received exclusive global rights to HEMGENIX®. The transaction became fully effective on May 6, 2021.

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

In March and April 2022, we received the total $55.0 million owed to us by CSL Behring related to CSL Behring’s submissions of marketing applications for HEMGENIX® in the EU in March 2022 and the U.S. in April 2022.

In July 2023 we collected a $100.0 million payment from CSL Behring following the first sale of the Product in the U.S in June 2023.

We and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we will supply the Product to CSL Behring. We are contractually obligated to supply the Product until such time that these capabilities are transferred to CSL Behring or its designated contract manufacturing organization. On September 6, 2022, CSL Behring notified us of its intent to transfer manufacturing technology in the coming years related to HEMGENIX® to a third-party contract manufacturer designated by CSL Behring.

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

Our Development of AMT-191 for Fabry Disease

In September 2020, we selected a lead gene therapy candidate (AMT-191) for the treatment of Fabry disease. The lead candidate is a one-time administered AAV5 gene therapy incorporating the GLA transgene under control of our proprietary strong liver-specific promoter.

In October 2021, we presented preclinical data for AMT-191 at the ESGCT, confirming efficiency and cross correction in a Fabry mouse model, with increased gamma-linolenic acid in the liver, kidney, heart, and brain and normalized lysoglobotriaosylceramide-3 levels in main target organs.

On November 29, 2023 we announced that the FDA had cleared the IND application for AMT-191 and the first-in-human Phase I/IIa clinical trial will be conducted in the United States. The multicenter, open-label clinical trial consists of two dose-escalating cohorts of three patients each to assess safety, tolerability, and efficacy of AMT-191 in patients with Fabry disease. Three patients will be dosed in the initial dose. If no dose-limiting toxicology is identified, the dose will be escalated. If dose-limiting toxicology occurs in one of the three initial patients, three additional patients will be enrolled at the same dose level. If no additional patients in the cohort experience a dose-limiting toxicology, the dose will be escalated. Assessments will be made at three- and six-months post-treatment.

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

We dedicate significant effort to designing and screening novel AAV capsids with the potential for (i) higher biological potency; (ii) improved biodistribution including greater cell transduction and increased cellular specificity; (iii) enhanced safety; and (iv) manufacturing efficiency. We believe we have significant expertise in vector engineering and have created promising genetically engineered capsids using both rational and directed evolution approaches.

We have also demonstrated the ability to deliver engineered DNA constructs that can silence or suppress disease-causing genes. Our miQURE gene silencing platform, based on exclusively licensed technology from Cold Spring Harbor Laboratory (“CSHL”), is designed to degrade mutated genes without off-target toxicity and induce silencing of the mutated gene in the entire target organ through secondary exosome-mediated delivery. miQURE-based gene therapy candidates, such as AMT-130, incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. Preclinical studies of miQURE-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact to the cellular miRNA or messenger RNA transcriptome. The existing miQURE gene silencing strategy was expanded by linking several miRNA molecules in a single construct, resulting in the new linQURE platform.

Commercial-Scale Manufacturing Capabilities

The ability to reliably produce our products and product candidates at a high quality and at commercial scale is critical to the development of our AAV-based gene therapies. With the exception of AMT-260 and AMT-162, we produce our gene therapies either at our Amsterdam, the Netherlands facility (the “Amsterdam Facility”) or our commercially licensed Lexington, Massachusetts-based manufacturing facility (the “Lexington Facility”) using our proprietary baculovirus expression vector system. We believe our integrated manufacturing and process development capabilities provide us several potential advantages, including:

(1)	Know-how. Since our founding in 1998, we have invested heavily in developing optimized processes, methods and formulations to reliably and reproducibly manufacture AAV-based gene therapies at commercial scale. During this time, we have accumulated significant internal experience and knowledge of the underlying manufacturing technology and critical quality attributes of our products. These learnings have been essential in developing a modular, third generation manufacturing platform that can be used to produce all our future gene therapy products.
(2)	Flexibility. Controlling cGMP allows us to rapidly adapt our production schedule to meet the needs of our business. With the exception of AMT-260 and AMT-162 programs, we do not rely on contract manufacturers, nor do we require costly and time-consuming technology transfers to third parties. Our facility is designed to commercially supply multiple products and is flexibly designed to accommodate expansion and scale up as our needs change.
(3)	Faster Path to Market. We believe our manufacturing platform enables us to rapidly produce new products for clinical investigation, minimize time between clinical phases and complete scale-up as product candidates advance into late-stage development and commercialization.
(4)	Scalability. We have demonstrated our manufacturing process is reproducible at volumes ranging from 2 liters to 500 liters and believe it is possible to achieve higher scale production with our insect-cell, baculovirus system.
(5)	Low Cost of Goods. We believe that our ability to scale production has the potential to significantly reduce unit costs. Our manufacturing process only utilizes disposable components, which enables faster change-over times between batches and avoid costs associated with cleaning and sterilization. Additionally, our production system does not require the use of plasmids, which can be a costly raw material.

Our Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including by seeking and maintaining patent protection in the U.S., Europe, and other countries for novel components of our gene therapies, the chemistries of and processes for manufacturing these gene therapies, the use of these components in gene therapies, our technology platform, and other inventions and related technology. We also rely on trade secrets, security measures and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

In some cases, we are dependent on the patented or proprietary technology of third parties to develop and commercialize our products. We must obtain licenses from such third parties on commercially reasonable terms, or our business could be harmed, possibly materially. For example, we license from third parties essential parts of the therapeutic gene cassettes as well as the principal AAV vectors we use and key elements of our manufacturing process. We anticipate that we will require licenses to additional technology in the future.

Because most patent applications throughout the world are confidential for 18 months after the earliest claimed priority date, and since the publication of discoveries in the scientific and patent literature often lags actual discoveries, we cannot be certain that we were the first to invent or file applications for the inventions covered by our pending patent applications. Moreover, we may have to participate in post-grant proceedings in the patent offices of the U.S. or foreign jurisdictions, such as oppositions, reexaminations, or interferences, in which the patentability or priority of our inventions are challenged. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us. For more information regarding the risks related to our intellectual property, please see Item 1A., Risk factors—Risks Related to Our Intellectual Property, in this Annual Report on Form 10-K.

Our intellectual property portfolio consists of owned and in-licensed patents, copyrights, licenses, trademarks, trade secrets and other intellectual property rights.

Patent Portfolio

Our gene therapy programs are protected by patents and patent applications directed to various aspects of our technology. For example, our gene therapy programs are protected by patents and patent applications with composition of matter or method of use claims that cover the therapeutic gene, the promoter, the viral vector capsid, or other specific parts of these technologies. We also seek protection of core aspects of our manufacturing process, particularly regarding our baculovirus expression system for AAV vectors in insect cells. In addition, we have filed manufacturing patent applications with claims directed to alternative compositions of matter and manufacturing processes to seek better protection from competitors.

We file the initial patent applications for our commercially important technologies in both Europe and the U.S. For the same technologies, we typically file international patent applications under the PCT within one year. We also may seek, usually on a case-by-case basis, local patent protection in Canada, Australia, Japan, China, India, Israel, South Africa, New Zealand, South Korea, and Eurasia, as well as South American jurisdictions such as Brazil and Mexico.

As of December 31, 2023, our intellectual property portfolio included 123 issued patents (including 30 U.S. patents and 14 patents granted by the European Patent Office (“EPO”)) and 129 pending patent applications (including 23 U.S. patent applications and 31 EPO patent applications).  These patents relate to a variety of technologies including our product candidates that are in development and our manufacturing and technology platform.

Our Patent Portfolio Related to Our Key Development Programs

Hemophilia B program (HEMGENIX®)

We own a patent family, including patents and patent applications, directed to the use of the Padua mutation in human Factor IX (“hFIX”) for gene therapy in etranacogene dezaparvovec. CSL Behring received exclusive global rights to etranacogene dezaparvovec pursuant to the CSL Behring Agreement and is responsible for the prosecution and enforcement of the underlying patent portfolio pursuant to its obligations thereunder. See “Liver-directed diseases—Hemophilia B (HEMGENIX® or etranacogene dezaparvovec)” for more information on the CSL Behring collaboration.

Huntington’s disease program (AMT-130)

We own three patent families directed to gene therapy treatment of Huntington’s disease, including with AMT-130 and its formulation. This miQURE gene silencing technology platform is designed to degrade disease-causing genes without off-target toxicity and induce silencing of the entire target organ through secondary exosome-mediated delivery.

Temporal Lobe Epilepsy (AMT-260)

We co-own three patent families directed to gene therapy treatment of TLE, including with AMT-260 of which the other owners have exclusively licensed their rights to us. Additionally, we are the exclusive licensee to two other patent families directed to the Gluk2/Gluk5 antagonists and their use in TLE.

Amyotrophic Lateral Sclerosis (AMT-162)

We have obtained an exclusive license to two patent families directed to gene therapy treatment of ALS, including AMT-162.

Fabry’s Disease (AMT-191)

We own a patent family directed to potent liver-specific promoters including the promoter present in our gene therapy treatment of Fabry product AMT-191. Additionally, we own a patent family directed to the formulation of AMT-191 for intravenous infusion.

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

Licensed Technology Used for Multiple Programs

We are exploiting technology from third-party sources described below in more than one of our programs.

Cold Spring Harbor Laboratory

In 2015, we entered into a license agreement with CSHL in which CSHL granted to us an exclusive, sublicensable license to develop and commercialize certain of CSHL’s patented RNAi-related technology for use in connection with the treatment or prevention of Huntington’s disease. We expanded the scope of the license agreement with CSHL in 2018 beyond Huntington’s disease to include the diagnosis, treatment, or prevention of all CNS diseases in the field. Under the amended license agreement CSHL granted to us an exclusive license to develop and commercialize therapeutic products for the additional disease classifications in the field of liver diseases, neuromuscular diseases, and cardiovascular diseases, and we have subsequently added such products to our pipeline.

Under this license agreement, as amended, annual fees, development milestone payments and future single-digit royalties on net sales of a licensed product are payable to CSHL. The standard 20-year patent term for the licensed patents expires in 2031.

Protein Sciences

In 2016, we revised our existing license contract with Protein Sciences Corporation for the use of its expresSF+ insect cell line and associated technology for human therapeutic and prophylactic uses (except influenza) to provide us with a royalty free, perpetual right and license to the technology in the field of AAV-based gene therapy.

Technology Used for Specific Development Programs

Hemophilia B program (HEMGENIX®)

Padua

In April 2017, we entered into an Assignment and License Agreement with Dr. Simioni (the “Padua Assignment”). Pursuant to the Padua Assignment, we acquired from Dr. Simioni all rights, title and interest in a patent family covering the variant of the FIX gene, carrying an R338L mutation (FIX-Padua; “Padua IP”). Under the Padua Assignment, we have also licensed certain know-how included in the Padua IP. We provided Dr. Simioni with an initial license fee and reimbursement of past expenses. Under the agreement, additional payments may come due upon the achievement of certain milestone events related to the development of the Padua IP or as royalties on a percentage of certain revenues. We have granted a license of the Padua IP back to Dr. Simioni for therapeutic or diagnostic use of a modified Factor IX protein (other than in connection with gene therapy) and any application for non-commercial research purposes. We have agreed to indemnify Dr. Simioni for claims arising from our research, development, manufacture, or commercialization of any product making use of the Padua IP, subject to certain conditions. The Padua Assignment will remain in effect, unless otherwise terminated pursuant to the terms of the Padua Assignment, until the later of (i) the expiration date of the last of the patents within the Padua IP and (ii) the expiration of the payment obligations under the Padua Assignment.

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

We have agreed to pay St. Jude a royalty equal to a low single-digit percentage of net sales by us or our sublicensees of products covered by the licensed patent rights, and a portion of certain amounts we receive from sublicensees ranging from a mid-single digit to a mid-teen double-digit percentage of such amounts. With respect to our collaboration with CSL Behring, we have agreed with St. Jude on an apportionment of certain amounts we receive from CSL Behring as sublicensing revenue that is equivalent to a low-single digit percentage of such amounts.

The agreement will remain in effect until no further payment is due relating to any licensed product under this agreement or either we or St. Jude exercise our rights to terminate it. St. Jude may terminate the agreement in specified circumstances relating to our insolvency. We may terminate the agreement for convenience at any time subject to a specified notice period.

Temporal Lobe Epilepsy (AMT-260)

Regenxbio

In June 2020, uniQure France SAS entered into an agreement, subsequently amended in June 2021, with Regenxbio for an exclusive (in the field of using AAV9 to expression of the GRIK2 gene in humans (the “Field”)), sublicensable, royalty-bearing, worldwide license under Regenxbio’s interest in EU patent application 19185533.7 (the “Foreground Patents”) and related patents, as well as patents covering inventions developed during the collaboration and certain patents and know-how relating to AAV9. The license also includes non-exclusive rights to exploit the licensed Foreground Patents and certain related patents know-how developed in collaboration pursuant to the license agreement outside the Field. The license also includes retained and license back rights that permit Regenxbio and its upstream licensors to exploit for any research, development, commercialization, or other purposes certain patents, inventions and know-how (other than the Foreground Patents) subject to or created pursuant to the license agreement.

Payment obligations under the agreement provide for royalty payments on net sales in the mid-single digit to low-double digits, and milestone payments to Regenxbio in the mid-tens of millions of dollars related to clinical trials, commercialization, and net sales. The agreement also calls for sublicense fees in the low-double digit range. The royalty is paid on sales of license products using any of licensed patents or know-how for as long as the agreement is in effect. Royalty and milestone payments may continue to be owed under the license following termination of the agreement if licensed products are sold following termination of the license. Under the agreement, uniQure France SAS has certain diligence obligations and Regenxbio has certain obligations related to the pre-clinical development of manufacturing technology.

Inserm Transfert

In January 2020, uniQure France SAS entered into license agreement with Inserm Transfert SA (also acting as a delegate for the French National Institute of Health and Medical Research) and La societe SATT Aquitaine (the counterparties collectively referred to as “Inserm Transfert”). Under the license agreement, uniQure France SAS is granted an exclusive, sublicensable, royalty-bearing, worldwide license under European Patent (“EP”) patent application 13306265.3 in the field of the prevention and treatment of epilepsy, and in Inserm Transfert’s share in EP patent application 19185533.7 (which is co-owned by Regenxbio) in the field of all human use. uniQure France SAS also is granted a non-exclusive, sublicensable, royalty-bearing, worldwide license under certain know-how in the fields that may be developed by Inserm pursuant to the agreements. Under the agreements, Inserm retains certain rights for teaching, academic and/or research purposes.

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

Amyotrophic Lateral Sclerosis (AMT-162)

Apic Bio

In January 2023, we announced that we had entered into a global licensing agreement with Apic Bio for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in SOD-1, pursuant to which we acquired an exclusive global license (including a sublicense of rights granted to Apic Bio pursuant to an exclusive license agreement with a certain U.S.-based academic institution) to Apic Bio’s rights under certain licensed technology to develop, manufacture, and commercialize any product incorporating a licensed construct (including APB-102, certain constructs expressing a SOD1-targeting microRNA or AAV that codes for a microRNA that silences SOD1 expression), in any dosage strength, formulation, concentration or method of delivery in the applicable field. We made an initial cash payment of $10.0 million to Apic Bio. In addition, we will pay Apic Bio up to $43.0 million in milestones upon achievement of regulatory approvals in the U.S. and Europe and pre-specified annual net sales, and a tiered royalty on net sales ranging from the mid-single digits to low double digits.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Pfizer, Freeline Therapeutics, Intellia Therapeutics, Sangamo Biosciences, Voyager Therapeutics, Passage Bio, Roche, PTC Therapeutics, Prilenia Therapeutics, CombiGene, Caritas Therapeutics, Alnylam, Wave Life Sciences, Bayer AG (AskBio), Amicus Therapeutics, 4D Molecular Therapeutics, Sanofi, Idorsia, Amicus, Spark, Takeda, Chiesi, CANbridge, Abeona, Annexon, Vico, Alexion (AZ), Neurona, Combigene, NeuExcell, EpiBlok, Biogen, ionis, Eisai and Lexeo,

We also compete with existing standards of care, therapies, and symptomatic treatments, as well as any new therapies and novel technologies,  that may become available in the future for the indications we are targeting.

Many of our current or potential competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials regulatory affairs, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all our programs are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payers. We also believe that, due to the small size of the patient populations in the orphan indications we target, being first to market will be a significant competitive advantage. We believe that our advantages in vector and manufacturing technology will enable us to reach market in a number of indications ahead of our competitors, and to potentially capture the markets in these indications either by being first or in those markets with larger populations having a differentiated product.

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

Regulation in the United States

In the U.S., the FDA regulates biologics under the Public Health Service Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations and guidance implementing these laws. These laws and regulatory guidance are continually evolving. By example, various actions have been taken by the U.S. Congress and President over recent years with respect to drug shortage prevention and reporting, supply chain security, and the promotion of U.S. domestic manufacturing. The FDA also continually issues nonbinding guidance documents that provide the FDA’s interpretation of its laws and regulations, as well as the FDA’s approach to scientific issues and questions.

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

Clinical trials involve the administration of the investigational biologic to human subjects under the supervision of qualified investigators in accordance with current GCP requirements, which includes requirements for informed consent, study conduct, and IRB review and approval. Special clinical trial ethical considerations also must be considered if a study involves children. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of an IND. Sponsors will be required to provide the FDA with diversity action plans. INDs include nonclinical study reports, together with manufacturing information, analytical data, any available clinical data, or literature, and proposed clinical study protocols among other things. A clinical trial may not proceed in the U.S. unless and until an IND becomes effective, which is 30 days after its receipt by the FDA. The FDA may raise concerns or questions related to one or more components of an IND and place the IND on clinical hold if during its review the FDA determines that study subjects would be exposed to significant risk of illness or injury. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I: The biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness.
●	Phase II: The biological product is administered to a limited patient population to further identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase III: The biological product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labelling of the product. Typically, two Phase III trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single Phase III clinical study plus confirmatory evidence or a single large multicenter trial without confirmatory evidence.

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

Regulation and FDA Guidance Governing Gene Therapy Products

The FDA has and continues to issue various guidance documents with respect to the development and commercialization of gene therapies. These include guidance on, among other things, the proper preclinical and nonclinical assessment of gene therapies; the chemistry, manufacturing, and controls; the design and conduct of clinical trials; the design and analysis of shedding studies for virus or bacteria based gene therapies; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects and patients who have been exposed to gene therapies via long-term follow-up with associated regulatory reporting. The FDA has also issued guidance on the development of gene therapies for the treatment of neurodegenerative diseases, rare diseases, and hemophilia, as such products may face special challenges.

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

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products must also register their establishments with the FDA and certain state agencies and provide the FDA a list of products manufactured at the facilities. Recently, the information that must be submitted to the FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. Establishments may be subject to periodic unannounced inspections and remote regulatory assessments by government authorities to ensure compliance with cGMPs and other laws. Discovery of non-compliance may result in the FDA placing restrictions on a product, manufacturer, or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market, recall, shutdown, enforcement letters, among other consequences. Noncompliance with the applicable manufacturing requirements may also require costly corrective and preventative actions. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

FDA Programs to Expedite Product Development

The FDA has several programs to expedite product development, including fast track designation and breakthrough therapy designation. These are outlined in specific FDA guidance. Under the fast track program, the sponsor of a biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. To be eligible for a fast track designation, the FDA must determine that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. This may be demonstrated by clinical or nonclinical data. If granted, the benefits include greater interactions with the FDA and potentially rolling review of sections of the BLA. In some cases, a fast track product may be eligible for accelerated approval or priority review.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, enacted in 2012, a sponsor can request designation of a product candidate as a breakthrough therapy. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are potentially eligible for rolling review, as well as intensive guidance on an efficient development program beginning as early as Phase I trials, and a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative, cross disciplinary review.

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also require that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis using a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. All promotional materials for drug or biologic candidates approved under accelerated regulations are subject to prior review by the FDA. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.

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

The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect or conduct remote regulatory assessments of the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA will inspect or conduct remote regulatory assessments of one or more clinical trial sites to assure compliance with good clinical practices (“GCPs”).

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

If the FDA approves a product, it may limit the approved indications for use of the product; require that contraindications, warnings, or precautions be included in the product labeling, including boxed warnings; require that post-approval studies, including Phase 4 clinical trials and trials to ensure that population representative data is collected, be conducted to further assess a biologic’s efficacy and safety after approval; or require testing and surveillance programs to monitor the product after commercialization. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.

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

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which amended the PHSA authorized the FDA to approve biosimilars under Section 351(k) of the PHSA. Under the BPCIA, a manufacturer may apply for licensure of a biologic product that is biosimilar to or interchangeable with a previously approved biological product or reference product. For the FDA to approve a biosimilar product, it must find that it is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in safety, purity or potency. A finding of interchangeability requires that a product is determined to be biosimilar to the reference product, and that the product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Orphan Drug Exclusivity

Under the Orphan Drug Act of 1983, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. With respect to gene therapies, the FDA has issued a specific guidance on how the agency interprets its sameness regulations. Specifically, whether two products are deemed to be the same by the FDA will depend on the products’ transgene expression, viral vectors groups and variants, and additional product features that may contribute to therapeutic effect. Minor product differences will not, generally, result in a finding that two products are different and there are some factors that FDA will consider on a case-by-case basis. Any of the FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

If a product with orphan designation receives the first FDA approval, it may be granted seven years of marketing exclusivity, which means that the FDA may not approve any other applications for the same product for the same indication for seven years, unless clinical superiority is demonstrated. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. Notably, a 2021 judicial decision, Catalyst Pharms., Inc. v. Becerra, 14 F. 4th 1299 (11th Cir 2021), challenged and reversed an FDA decision on the scope of orphan product exclusivity for the drug, Firdapse. Under this decision, orphan drug exclusivity for Firdapse blocked approval of another company’s application for the same drug for the entire disease or condition for which orphan drug designation was granted, not just the disease or condition for which approval was received. In a January 2023 Federal Register notice, however, FDA stated that it intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. The exact scope of orphan drug exclusivity will likely be an evolving area.

Orphan drug designation does not change the FDA’s standard for product approval.  The FDA’s regulations, however, provide flexibility in meeting such approval standards such that the FDA may exercise scientific judgment in determining the kind and quantity of data required for approval and during development programs.  Per guidance issued by the FDA in 2023, “[t]his flexibility extends from the early stages of development to the design of adequate and well-controlled clinical investigations required to demonstrate effectiveness to support marketing approval and to establish safety data needed for the intended use.” The FDA states that it “is committed to helping sponsors create successful drug development programs that address the particular challenges posed by each disease.”

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

FDA Regulation of Companion Diagnostics and Other Combination Products

We may seek to develop companion diagnostics for use in identifying patients that we believe will respond to our gene therapies. Similarly, our product candidates may require delivery devices. A biologic product may be regulated as a combination product if it is intended for use in conjunction with a medical device, such as a drug delivery device or an in vitro diagnostic device. For combination products, the biologic and device components must, when used together, be safe and effective and the product labeling must reflect their combined use. In some cases, the medical device component may require a separate premarket submission. Moreover, clinical trial sponsors using investigational devices in their studies must comply with FDA’s investigational device exemption regulations. If the device component (e.g., in vitro diagnostic device) is not packaged with the drug component and authorized by the FDA as a combination product, or approved or cleared as a medical device, the device component must comply with the FDA general controls applicable to a medical device, including establishment registration, device listing, device labeling, unique device identifier, quality system regulation, medical device reporting, and reporting of corrections and removals requirements.  If the device component is packaged with the drug component (e.g., drug delivery device), then only certain FDA general controls applicable to a medical device will apply (assuming the manufacturer’s quality system complies with the cGMPs).

If the safety or effectiveness of a biologic product is dependent on the results of a diagnostic, the FDA may require that the in vitro companion diagnostic device and biologic product be contemporaneously authorized by the FDA, with labeling that describes the use of the two products together. The type of premarket submission required for a companion diagnostic device will depend on the FDA device classification. A premarket approval (“PMA”), application is required for high-risk devices classified as Class III; a 510(k) premarket notification is generally required for moderate risk devices classified as Class II. A de novo request may be used for novel devices not previously classified by the FDA (and hence are automatically Class III) but are low or moderate risk (due to the application of special controls) and thus are classified as Class II. Except in some limited circumstances, the FDA generally will not approve a biologic that is dependent upon the use of a companion diagnostic device if the device is not contemporaneously FDA-approved or -cleared. It’s also possible that an in vitro diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test (“LDT”).  Recent regulatory and legislative proposals, however, may cause the FDA to actively regulate LDTs.

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. In fact, in 2023, the FDA issued a guidance specifically on demonstrating product comparability, and the management and reporting of manufacturing changes for investigational and licensed cellular and gene therapy products. FDA regulations also require investigation and correction of any deviations from cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain cGMP compliance.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those advertising and promotional claims relating to a product that are consistent with the label approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and that have been approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in a manner that is consistent with the provisions of the approved label. Companies must also provide adequate balancing information on a product’s risks in its advertising and promotional pieces.  In 2023, the FDA took a few actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising, and a guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal fines and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.

Moreover, the enacted Drug Quality and Security Act (“DQSA”), imposes obligations on sponsors of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically and will be required to allow interoperable electronic product tracing at the package level. Sponsors must also verify that purchasers of the sponsors’ products are appropriately licensed. Further, under this legislation, manufactures have product verification responsibilities, as well as investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are also imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates.

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

Patent Term Restoration

If approved, biologic products may also be eligible for periods of U.S. patent term restoration. If an application for patent term restoration is timely filed with the U.S. Patent and Trademark Office and granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a complete marketing application, and all the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence.

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

Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, of 2010, as amended, (the “ACA”) modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for reimbursement submitted to a federal healthcare program for payment of items or services resulting from such violation constitutes a per se false or fraudulent claim for purposes of the federal civil False Claims Act. The Department of Health and Human Services (“HHS”) promulgated a regulation in November 2020 with respect to the safe harbors that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) Pharmacy Benefit Manager (“PBM”) rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of-sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D, either directly to the plan sponsor under Medicare Part D or indirectly through a PBM, will not be protected under the Anti-Kickback Statute discount safe harbor. The Inflation Reduction Act of 2022 extended a moratorium on the implementation, administration or enforcement of this final rule until January 1, 2032.

The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of the identification the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, civil judgment for violating the FCA may result in exclusion from federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts. The majority of states also have statutes similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (“HITECH Act”), and their respective implementing regulations impose certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information known as protected health information. Among other things, the HITECH Act, and its implementing regulations, made HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as persons or organizations, other than members of a covered entity’s workforce, that create, receive, maintain, or transmit protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal sanctions that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. HIPAA privacy rules governing disclosures of protected health information by covered entities for research purposes may apply to gene therapy studies. In addition, other federal and state laws, such as the California Consumer Privacy Act and state security breach notification laws, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Coverage, Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state, and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers and independent non-profit healthcare research organizations such as the Institute for Clinical and Economic Review are also increasingly challenging the prices charged for medical products and services and examining the medical necessity, budget-impact, and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider a product to be cost-effective compared to other available therapies and/or the standard of care, they may not cover the product after approval as a benefit under their plans or, if they do, measures including prior authorization and step-throughs could be required, manufacturer rebates may be negotiated or required and/or the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. federal and state governments and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. In this regard, for example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capital Gross Domestic Product-adjusted (“GDP-adjusted”) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (“OECD”) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. While this rule now has been rescinded, government negotiation of certain Medicare drug pricing continues to be the focus of recent proposed legislation. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Failure of the Joint Select Committee on Deficit Reduction to reach required deficit reduction goals triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. While President Biden previously signed legislation to eliminate this reduction through the end of 2021, a 1% payment adjustment was implemented from April 1 – June 30, 2022, and a 2% payment adjustment took effect beginning July 1, 2022. Adoption of additional healthcare reform controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

Regulation in the European Union

Product development, the regulatory approval process and safety monitoring of medicinal products and their manufacturers in the European Union proceed broadly in the same way as they do in the U.S. Therefore, many of the issues discussed above apply similarly in the context of the European Union. In addition, drugs are subject to the extensive price and reimbursement regulations of the various EU member states. The Clinical Trial Regulation EU 536/2014 (“CTR”), which replaced the Clinical Trials Directive 2001/20/EC, as amended (“CTD”), on January 31, 2022, provides a system for the approval of clinical trials in the European Union. The CTR is directly applicable in all member states without the need for national implementation. Whilst, for trials conducted in only one country, approval has to be obtained from the competent national authority of an EU member state in which the clinical trial is to be conducted before cross-border trials within the EU, it is possible to make a single harmonized electronic submission and have a single assessment process for clinical trials conducted in multiple member states. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the Clinical Trial Application (“CTA”), which must be supported by an investigational medicinal product dossier with supporting information prescribed by the CTR and corresponding national laws of the member states and further detailed in applicable guidance documents. In the case of Advanced Therapy Investigational Medical Products (“ATIMPs”) consisting of or containing Genetically Modified Organisms (“GMOs”), as is the case for our products, an additional approval for the environmental and biosafety aspects of the use and release of the GMO is required by the GMO competent authorities and GMO directives have been implemented in different ways by Member States; either following the directive for “Contained use” (Directive 2009/41/EC) or “deliberate release” (Directive 2001/18/EC). As a consequence, in some EU member states the GMO application must be approved before the CTA is submitted, in some after approval of the CTA, and in some, in parallel.

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

The European Union also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10 of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application during the eight-year period from when the first placement of the product on the EEA market. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator can gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests, and clinical trials. The EMA has also issued guidelines for a comprehensive comparability exercise for biosimilars, and for specific classes of biological products. Under European Commission proposals for revisions to the EU’s pharmaceutical legislation, the standard period of data protection may be reduced from eight to six years, but this may be extended by up to four years if particular criteria are fulfilled: i.e., two additional years if the new product is available in all EU Member States; an additional six months if the product addresses an unmet medical need; an additional six months for new chemical entities where the supporting clinical trials use an evidence-based comparator based on EMA scientific advice; and an additional year if, during the data protection period following authorization, the marketing authorization (“MA”) holder receives an authorization for an additional therapeutic indication for which there is a significant clinical benefit in comparison with existing therapies (replacing the additional year of marketing protection available under the current regime).  The additional period of marketing exclusivity protection (described above) will remain as two years following the expiry of the data protection period. These proposals will be subject to continuing discussion so it is not certain when and in what form the new legislation will be adopted.

Under Regulation (EC) No 141/2000 article 3 as amended (Orphan Drug Regulation, (“ODR”)) a product can benefit from orphan drug status if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Community (EC) when the application is made. The principal benefit of such status is 10 years’ market exclusivity once they are approved preventing the subsequent approval of similar medicines with similar indications although this may be reduced to six years under certain circumstances including if the product is sufficiently profitable not to justify maintenance of market exclusivity. Under the proposed new legislation, other than for orphan drugs addressing a high unmet medical need, the current 10-year period would be reduced to nine years. These periods may be extended by one year if either: the new product is available in all EU member states; or at least two years before the expiry of the orphan exclusivity period, the orphan MA holder obtains an MA for one or more further therapeutic indications for a different orphan condition.

Additional rules apply to medicinal products for pediatric use under Regulation (EC) No 1901/2006, as amended. Potential incentives include a six-month extension of any supplementary protection certificate granted pursuant to Regulation (EC) No 469/2009, however not in cases in which the relevant product is designated as an orphan medicinal product pursuant to the ODR. Instead, medicinal products designated as orphan medicinal product may enjoy an extension of the ten-year market exclusivity period granted under Regulation (EC) No 141/2000, as amended, to twelve years subject to the conditions applicable to orphan drugs. The proposed new legislation will retain the 6-month SPC extension but  there would be an explicit obligation to place an authorized product with a pediatric indication on the market in every member state where the adult presentation is marketed.  Additionally, the current separate reward of two years market exclusivity for pediatric indications of orphan products would no longer apply under the proposed legislation.

Manufacturing and promotion

Pursuant to European Commission Directive 2003/94/EC as transposed into the national laws of the member states, the manufacturing of investigational medicinal products and approved drugs is subject to a separate manufacturer’s license and must be conducted in strict compliance with cGMP requirements, which mandate the methods, facilities, and controls used in manufacturing, processing, and packing of drugs to assure their safety and identity. Manufacturers must have at least one qualified person permanently and continuously at their disposal. The qualified person is ultimately responsible for certifying that each batch of finished product released onto the market has been manufactured in accordance with cGMP and the specifications set out in the marketing authorization or investigational medicinal product dossier. cGMP requirements are enforced through mandatory registration of facilities and inspections of those facilities. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs, and lost revenues, and subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action, or possible civil and criminal penalties.

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

Regulation (EC) No 847/2000 lays down definitions of the concepts similar drug and clinical superiority, which concepts have been expanded upon in subsequent European Commission guidance. Other incentives available to orphan drugs in the European Union include financial incentives such as a reduction of fees or fee waivers and protocol assistance. Orphan drug designation does not shorten the duration of the regulatory review and approval process. Note the above proposed legislation would, if implemented, impact orphan protection in the future.

Human Capital Resources

As of December 31, 2023, we had a total of 480 employees, 239 of whom are based in The Netherlands, 221 in the U.S. and 20 in other European countries. The split of employees between operations, clinical development, pre-clinical and technology and general and administrative functions are included below:

	December 31,	December 31,
	2023	2022
Operations	258	279
Clinical development	60	43
Pre-clinical development and technology	64	89
General and administrative	98	90
Total	480	501

As of December 31, 2023, 170 of our employees had an M.D. or Ph.D. degree, or the foreign equivalent. During 2017, we established a works council in the Netherlands. None of our employees are subject to collective bargaining agreements or other labor organizations. We believe that we have good relations with all our employees and with the works council in the Netherlands.

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

Additional Information

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

Our website address is www.uniqure.com. We make available free of charge through our investor website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements for our meetings of shareholders, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding uniQure and other issuers that file electronically with the SEC.

We currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts, or our investor relations website (uniqure.com/investors-media). Also available through our website’s “Investors & Newsroom: Corporate Governance” page are charters for the Audit, Compensation and Nominating and Corporate Governance committees of our board of directors (the “Board”), along with a copy of our Code of Business Conduct and Ethics, available at uniqure.com/investors-media/corporate-governance. The information on our website is not part of, nor shall it be deemed to be incorporated by reference into, this Annual Report on Form 10-K or any other filings with the SEC.

Item 1A.  Risk Factors.

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

Risks Related to the Development of Our Product Candidates

We are dependent on the success of our lead product candidate in clinical development, AMT-130 for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, challenges associated with its regulatory pathway, or its inability to demonstrate sufficient efficacy to warrant further clinical development could adversely affect our business.

We have invested a significant portion of our development efforts and financial resources in the development of our lead clinical product candidate, AMT-130. In December 2023, we announced updated interim data from our ongoing Phase I/II clinical trials of AMT-130, including 30 months of follow-up data from the 39 patients then enrolled in our trials in the U.S. and in Europe. We also announced our plans to continue enrollment in a third cohort to investigate AMT-130 in combination with perioperative immune suppression to evaluate near-term safety, along with our plans to initiate regulatory interactions with the FDA and EMA to discuss the interim data and strategies for ongoing development of AMT-130.

There are numerous factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to, patient safety issues, our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development, delays in our ability to enroll patients or challenges with regulatory authorities. Any one or combination of these factors could force us to halt or discontinue the ongoing clinical trials of AMT-130. Certain of these risk factors are heightened in the context of drug development for rare diseases like Huntington’s disease in which non-traditional study designs are utilized to demonstrate efficacy and safety, including open-label studies, single arm studies, studies utilizing active comparators or natural history data, biomarkers or other forms of surrogate endpoints, which may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases that progress slowly and that affect small patient populations. For example, in the course of our interactions with the FDA and EMA, the regulatory authorities may disagree with our interpretation of the interim safety and efficacy data we have received to date. Since AMT-130 is based on our novel gene therapy technology, we are unable predict how regulatory authorities will interpret our data or whether they will agree with our interim conclusions or trial design or whether those data may be utilized in later-stage or registrational trials. We may be required by such regulatory authorities to conduct additional randomized studies of AMT-130 beyond our existing clinical trials, which would be costly and would significantly delay the potential approval of AMT-130. We may not be able to commit sufficient capital to support additional clinical studies of AMT-130, in which case we may need to secure a development partner for AMT-130. Such partnerships may not be available, in which case we may not be able to fully fund the AMT-130 program.

If AMT-130 fails in development as a result of any underlying problem with our technology, then we may be required to discontinue development of other product candidates that are based on the same novel therapeutic approach. We cannot be certain that AMT-130, or any of our product candidates, will be successful in clinical trials or receive regulatory approval. If we were required to, or if we chose to, discontinue development of AMT-130 or any other future product candidates, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability and our business would be adversely affected.

We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Drug development is expensive, time-consuming, and uncertain as to the outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We are currently conducting Phase I/II clinical trials in the U.S. and Europe for AMT-130, our investigational gene therapy for the treatment of Huntington’s disease. We are also advancing three other product candidates into clinical development – AMT-260 for the treatment of refractory mesial temporal lobe epilepsy, AMT-162 for the treatment of SOD1-ALS and AMT-191 for the treatment of Fabry disease.

We have experienced clinical setbacks in the past and may experience setbacks in the future. For example, we experienced an immaterial but unexpected delay when our clinical trials of HEMGENIX® were placed on clinical hold by the FDA from December 2020 to April 2021 following a preliminary diagnosis of hepatocellular carcinoma in one patient. Similarly, we experienced an unexpected delay in the enrollment of our Phase Ib/II clinical trial of AMT-130 for the treatment of Huntington’s disease between July and October 2022 due to our voluntary postponement and comprehensive safety investigation into suspected unexpected serious adverse reactions in three patients.

A failure of one or more clinical trials can occur at any stage and for a variety of reasons that we cannot predict with accuracy and that are out of our control. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	insufficient number of patients treated with the product candidate or study period for assessing the effectiveness of the product candidate insufficient in length to assess potential clinical development;
●	failures or delays in reaching agreement with regulatory agencies on study design, particularly with respect to our novel gene therapies for which regulatory pathways remain untested;
●	failures or delays in hiring sufficient personnel with the requisite expertise to execute multiple clinical programs simultaneously;
●	failures or delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”) and clinical trial sites;
●	failures or delays in patient recruiting into clinical trials or in the addition of new investigators;
●	delays in receiving regulatory authorization to conduct our clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	failures or delays in obtaining or failure to obtain required IRB and IBC approval at each clinical trial site;
●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials or testing;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, our chosen bases for comparison as it relates to clinical efficacy, our interpretation of data from preclinical studies and clinical trials or a finding that a product candidate’s benefits do not outweigh its safety risks;
●	recommendations from DSMBs to discontinue, pause, or modify the trial;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;

●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon product development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with manufacturing product candidates that meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	emergence of new information about or impacting our product candidates or the field of gene therapy;
●	with respect to the product candidates for which we manufacture drug product in-house, determinations that there are issues with our manufacturing facility or process; or
●	changes in regulatory requirements and guidance, as well as new, revised, postponed, or frozen regulatory requirements (such as the EU Clinical Trials Regulation), that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

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

If the results of our clinical trials are inconclusive, or fail to meet the level of statistical significance required for regulatory approval or if there are safety concerns, concerns around durability of response or other adverse events associated with our product candidates, we may:

●	be delayed in or altogether prevented from obtaining marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions, safety warnings, labeling statements or contraindications;
●	be subject to changes in the way our products are administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be subject to legal action or other challenges; or
●	experience damage to our reputation.

Because of the nature of the gene therapies we are developing, regulators may also require us to demonstrate long-term gene expression, clinical efficacy, and safety, which may require additional or longer clinical trials for which we may not be able to meet the regulatory authorities’ standards.

Our ability to recruit patients for our clinical trials is heavily reliant on third parties, such as clinical trial sites. Clinical trial sites may not have the adequate infrastructure established to handle the administration of our gene therapy products, related surgeries or other means of product administration, or may have difficulty finding eligible patients to enroll into a clinical trial, which may delay or impede our planned trials.  In addition, we or any of our collaborators may not be able to locate and enroll enough eligible patients to participate in these trials as required by the FDA, the EMA or similar regulatory authorities outside the U.S. and the European Union. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the specific age range required for treatment eligibility in some indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Also, patients may be reluctant to enroll in gene therapy trials where there are other therapeutic alternatives available or that may become available for various reasons, including, but not limited to, uncertainty about the safety or effectiveness of a new therapeutic such as a gene therapy and the possibility that treatment with a gene therapy therapeutic could preclude future gene therapy treatments due to the formation of antibodies following and in response to the treatment.

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

Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.

Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. For example, the results from early clinical trials of AMT-130, our product candidate targeting Huntington’s disease, may not be predictive of the results of later-stage trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of any of our clinical trials, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage. Changes to product candidates, whether as a result of regulatory feedback or changes in clinical trial procedures and protocols, may also impact their performance in subsequent studies.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results during our clinical trials, if the results are not reproducible or if our products show diminishing activity over time, our product candidates may not receive approval from the FDA, EMA or comparable regulatory authorities. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections because of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in later-stage clinical trials with larger patient populations could have a material adverse effect on our business, financial condition, and results of operations.

Interim or preliminary data from studies or trials announced or published from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose interim or preliminary data from preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data, the particular study, or trial. We also make assumptions, estimations, calculations, and conclusions as part of our preliminary or interim analyses of data, and we may not have received or had the opportunity to evaluate all data at that time. As a result, the interim or preliminary data that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available.

From time to time, we also disclose interim data from our preclinical studies and clinical trials. For example, in December 2023, we announced updated interim data from our ongoing Phase I/II clinical trial of AMT-130, along with our expectation that we will present additional clinical updates with respect to AMT-130 in the future. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Significant differences between interim data and final data could seriously harm our business.

Third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, we plan to initiate regulatory interactions in the first half of 2024 to discuss the U.S. and European data from our ongoing Phase I/II clinical trial of AMT-130 and potential strategies for ongoing development of AMT-130. These regulatory authorities may not agree with the assumptions, estimates, calculations, conclusions or analyses underlying the interim data from our ongoing clinical trial of AMT-130 or any of our future proposals regarding the ongoing development of AMT-130. Even if the data supporting such regulatory interactions are suggestive of clinical responses, the durability of response may not be sustained over time or may not be sufficient to support regulatory approval.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

We are making use of exploratory biomarkers and other data that are not scientifically validated, and our reliance on these data may lead us to direct our resources inefficiently.

We are making use of experimental biological markers, or biomarkers, in an effort to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances which can serve as an indicator of specific cell processes or as evidence of a patient’s biological response to drug product administration. For example, with respect to our ongoing clinical trials of AMT-130, we are measuring NfL in cerebrospinal fluid (“CSF”) as a potential indicator of neurodegeneration, as well as the pharmacodynamics of mHTT in CSF and changes in total brain volume of patients treated with AMT-130.

While we believe that these biomarkers and data may serve useful purposes for us, including in the evaluation of whether our product candidates are having their intended effects through their assumed mechanisms of action, improving patient selection and monitoring patient compliance with trial protocols, these biomarkers and data have not been scientifically validated and are considered experimental as used in our trials. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on specific biomarkers such as NfL and mHTT is otherwise misplaced, then we may fail to realize any benefits from using these data and may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates.

We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates or otherwise leverage our research and technology to remain competitive.

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress our product candidates through preclinical and clinical development ourselves or together with collaborators. To date, we have only been successful in obtaining regulatory approval for one product, HEMGENIX®, our gene therapy for the treatment of hemophilia B, which was approved for commercialization by the FDA and the EMA in November 2022 and February 2023, respectively. AMT-130 is our investigational gene therapy candidate for the treatment of Huntington’s disease that utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment, which is currently in ongoing Phase I/II studies in the U.S. and Europe. In addition to AMT-130, we are also developing other investigational gene therapies, including AMT-260 for the treatment of MTLE, AMT-162 for the treatment of SOD1 ALS and AMT-191 for the treatment of Fabry’s disease. Although we currently have a pipeline of programs at various stages of development, including an approved product, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development.

Research programs to identify new product candidates require substantial technical, financial, and human resources. Due to the significant resources required for the development of our product candidates, we must decide which product candidates to pursue and advance and the resources to allocate to each. For example, as a result of the Reorganization, we discontinued investments in certain of our prior research and development programs, including AMT-210 for the treatment of Parkinson’s disease, and certain other technology projects, prioritizing instead our early clinical-stage programs, including AMT-130, AMT-260, AMT-162 and AMT-191.

Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates, including the decisions stemming from our Reorganization, may not lead to the development of any viable commercial product and may divert resources away from better opportunities. We or any collaborators may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our business, results of operations and financial position and materially adversely affect our share price.

Our business development strategy depends on our ability to obtain rights to key technologies through in-licenses and support the development of our product pipeline through out-licenses, and those efforts may not be successful.

We may expand our product pipeline from time to time through strategic transactions that involve in-licensing the rights to key technologies, including those related to gene delivery, genes, and gene cassettes. For example, in July 2021, we acquired uniQure France (formerly Corlieve Therapeutics SAS) and its lead program, now known as AMT-260, to treat refractory MTLE. AMT-260 is being developed based on exclusive licenses to certain patents uniQure France obtained from two French research institutions that continue to collaborate with us. uniQure France also obtained an exclusive license from Regenxbio, Inc. to use AAV9 in connection with the delivery of any sequence that affects the expression of the GRIK2 gene in humans. Notwithstanding efforts to expand our product pipeline, the cost of drug development is high as is the rate of failure in the drug development process. In order to fund the development of some of our existing product candidates, we may seek to out-license some of our product candidates or technologies to other pharmaceutical or biotechnology companies or other third parties. The aim of such out-licensing would be generate non-dilutive funds in the form of up-front or milestone payments or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

The future success of our business will depend in significant part on our business development efforts with respect to existing and future product candidates, including our ability to in-license or otherwise acquire the rights to additional product candidates or technologies, particularly through our collaborations with academic research institutions, and our ability to out-license product candidates and technologies for which collaboration with external parties forms a part of our business strategy. However, we may be unable to in-license or acquire the rights to any such product candidates or technologies from third parties on acceptable terms or at all. The in-licensing and acquisition of gene therapy technologies is a competitive area, and many more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be competitors may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our areas of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition, and prospects could suffer.

Similarly, there is no guarantee that we will generate product candidates that are suitable for out licensing or attractive to potential collaborators, and even if we do, there is no guarantee that we will be successful in identifying potential licensees and successfully negotiating such collaborations on agreeable terms if and when required. Any failure with respect to our business development efforts may materially affect our ability to finance our business and support the development of our product pipeline.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.

Gene therapy remains a novel technology. Our technology utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Public perception may be influenced by claims that gene therapies are unsafe, and gene therapies may not ultimately gain the acceptance of the public or the medical community. The risk of cancer remains a concern for gene therapy, and we cannot guarantee that patients treated in any of our planned or future clinical studies will not develop cancer as a result of being treated with our product candidates. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Public and medical community adoption of any of our gene therapies will depend on other factors, including the ease of administration in comparison to other therapeutics and the extent to which our therapies are successful in slowing disease progression if not acting as a cure for the disease. For example, the need for lengthy and complex surgeries for the administration of a product candidate may impact the acceptance of a product. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our products prescribing treatments that involve the use of our products in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available.

More restrictive government regulation of gene therapies or negative public opinion may have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors.

Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval. A small number of patients have experienced serious adverse events during our clinical trials of AMT-060 (HEMGENIX®), etranacogene dezaparvovec (AMT-061), and AMT-130. However, adverse events in our clinical trials or those conducted by third parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in delay, a hold or termination of our clinical trials, increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition, and results of operations.

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

Certain of our product candidates require medical devices for administration, such as AMT-130 and AMT-260, each of which requires a stereotactic, magnetic resonance imaging guided catheter. Other of our product candidates may also require the use of a companion diagnostic device to confirm the presence of specific genetic or other biomarkers. In addition, certain of our product candidates, including AMT-130 and AMT-260, may require the use of immunosuppressive agents to reduce the inflammatory responses associated with administration.

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

Moreover, certain of our delivery modalities, such as direct delivery of product candidates to the brain, may require significant time and physician ability and skill. If physicians are not able to effectively deliver our product candidates to the applicable site of action or if delivery modalities are too difficult, or if there is reluctance to administer immunosuppressive agents that are outside of the standard of care to treat immune responses from the administration of our therapies, we may never be able to obtain approval for our product candidates, may be delayed in obtaining approval, or, following approval, physicians may not adopt our product candidates, any of which may materially harm our business.

Risks Related to Our Manufacturing

Our manufacturing facilities are subject to significant government regulations and approvals. If we fail to comply with these regulations or maintain these approvals, our business could be materially harmed.

With the exception of AMT-260 and AMT-162, we produce our gene therapies at our Lexington Facility using a proprietary baculovirus expression vector system. Our Lexington Facility, where we manufacture HEMGENIX®, is subject to ongoing regulation and periodic inspection by the FDA, EU member state, and other regulatory bodies to ensure compliance with cGMP and other requirements. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

Failure to comply with applicable regulations could also result in the FDA, EU member state, or other applicable authorities taking various actions, including:

●	levying fines and other civil penalties;
●	imposing consent decrees or injunctions;
●	requiring us to suspend or put on hold one or more of our clinical trials;
●	suspending or withdrawing regulatory approvals;
●	delaying or refusing to approve pending applications or supplements to approved applications;
●	requiring us to suspend manufacturing activities or product sales, imports or exports;
●	requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products;
●	mandating or recommending product recalls or seizing products;
●	imposing operating restrictions; or
●	seeking criminal prosecutions, among other outcomes.

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

Moreover, if we are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, or if we are unable to manufacture sufficient supply of HEMGENIX® consistent with our manufacturing and supply obligations to CSL Behring, our development programs and commercial prospects will be harmed. If we cannot produce an adequate amount of our drug substance and product in compliance with the applicable regulatory requirements, we may need to contract with a third party to do so, in which case third party manufacturers may not be available to us on favorable terms or at all. The addition of a new manufacturer may also require FDA, EMA, EU, and other regulatory authority approvals, which we may not be able to obtain.

Gene therapies are complex, expensive and difficult to manufacture. We could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.

Our proprietary manufacturing process leveraging insect cells and baculoviruses to produce to AAV-based gene therapies is highly complex and is regularly subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from our standard processes, could result in insufficient yield, product deficiencies or manufacturing failures that result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we may not be able to scale up some or all our manufacturing processes as necessary and on our desired timelines to meet the demands of our clinical product pipeline, which may result in delays in regulatory approvals, inability to produce sufficient amounts of clinical or commercial product, or otherwise adversely affect our business.

Factors common to the manufacturing process associated with most biologics and drugs could also cause production interruptions for us, including, without limitation, raw materials shortages and other supply chain challenges, raw material failures, limited control over pricing of raw materials, growth media failures, equipment malfunctions, costs associated with servicing real property lease and other contractual obligations, facility contamination, labor problems, natural disasters, disruption in utility services, public health crises, terrorist activities, war or cases of force majeure and acts of God that are beyond our control. We also may encounter problems in hiring and retaining the experienced and specialized personnel needed to operate our manufacturing facilities, processes and testing, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

We manufacture HEMGENIX® at our Lexington Facility which is optimized to meet our commercial manufacturing and supply obligations pursuant to the CSL Behring collaboration. This optimization and dedicated capacity for HEMGENIX® could limit our ability to manufacture other product candidates or components thereof to support our development programs or those of third parties. The manufacturing of HEMGENIX® pursuant to our obligations under the CSL Behring Collaboration is expensive and requires the dedication of significant company resources.  In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology in the coming years related to HEMGENIX® to a third-party contract manufacturer to be designated by CSL Behring in the future. Until CSL Behring identifies and designates a new manufacturer capable of supporting the commercial requirements of HEMGENIX®, we will continue to incur significant costs associated with our manufacturing and supply obligations. Following such transfer, we may experience challenges in adapting our Lexington Facility to meet the manufacturing and supply needs for products other than HEMGENIX® as a result of excess capacity or our ability to adapt to new processes, among other challenges. Any problems or limitations with respect to our manufacturing processes or facilities, including our existing commercial supply and manufacturing obligations to CSL Behring, could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs or sources of capital, result in delays in our clinical development or marketing schedules and materially harm our business.

We currently rely and expect to continue to rely on third parties to conduct product manufacturing for certain of our product candidates, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties for the production of some of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP for the manufacture of our products and product candidates that are not manufactured in house. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory bodies, we will not be able to obtain and/or maintain regulatory approval for our products manufactured by third parties. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative third-party manufacturers, which may not be available and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our use of viruses, chemicals and other potentially hazardous materials requires us to comply with regulatory requirements and exposes us to significant potential liabilities.

Our development and manufacturing processes involve the use of viruses, chemicals, other potentially hazardous materials and produce waste products. Accordingly, we are subject to national, federal, state, and local laws and regulations in the U.S. and the Netherlands governing the use, manufacture, distribution, storage, handling, treatment, and disposal of these materials. In addition to ensuring the safe handling of these materials, we are subject to increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for damages that result, and any such liability could exceed our assets and resources, and could result in material harm to our business, financial condition, and results of operations.

Our resources might be adversely affected if we are unable to validate our manufacturing processes and methods or develop new processes and methods to meet our product supply needs and obligations.

The manufacture of our AAV gene therapies is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. In the past, we have manufactured certain batches of product candidates intended for nonclinical, clinical and process validation purposes that have not met all our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates, we will need to complete the validation of our manufacturing processes and methods for each program, and we may need to develop and validate new or larger scale manufacturing processes and methods. If we are unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes and methods, to meet our production needs, to file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

Risks Related to Regulatory Approval of Our Products

We cannot predict when or if we will obtain marketing approval to commercialize our product candidates.

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

We believe that all our current product candidates will be viewed as gene therapy products by the applicable regulatory authorities. While there are several gene therapy product candidates under development in the U.S., the FDA has only approved a limited number of gene therapy products, to date. Accordingly, regulators like the FDA may have limited experience with the review and approval of marketing applications for gene therapy products, which may adversely affect the approval prospects for our product candidates.

Both the FDA and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates that are difficult to predict. The FDA and the EMA have issued various guidance documents pertaining to gene therapy products, which will likely be applicable to our product candidates prior to our obtaining regulatory approval in the U.S. or the EU. The close regulatory scrutiny of gene therapy products may result in delays and increased costs and may ultimately lead to the failure to obtain approval for any gene therapy product. Experiences with existing gene therapies, including any emergent adverse effects, could also impact how the FDA and the EMA view our products and product candidates, making it harder to obtain or maintain regulatory approvals.

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the U.S., there have been a number of changes relating to gene therapy development. By example, FDA issued a number of guidance documents, and continues to issue guidance documents, on human gene therapy development, one of which was specific to human gene therapy for hemophilia, one that was specific to neurodegenerative diseases, and another of which was specific to rare diseases. Moreover, the European Commission conducted a public consultation in early 2013 on the application of EU legislation that governs advanced therapy medicinal products, including gene therapy products, which could result in changes in the data we need to submit to the EMA for our product candidates to gain regulatory approval or change the requirements for tracking, handling and distribution of the products which may be associated with increased costs. In addition, divergent scientific opinions among the various bodies involved in the review process may result in delays, require additional resources, and ultimately result in rejection.

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

We may use certain specialized pathways to develop our product candidates or to seek regulatory approval. We may not qualify for these pathways, or such pathways may not ultimately speed the time to approval or result in product candidate approval.

We have obtained and may in the future seek one or more fast-track designations, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates. A fast-track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. An RMAT designation is designed to accelerate approval for regenerative advanced therapies. Priority review designation is intended to accelerate the FDA marketing application review timeframe for drug products that treat a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, similar to the FDA’s breakthrough therapy designation, to enhance support for the development of medicines that target an unmet medical need.

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

Designation as a fast-track product, breakthrough therapy, RMAT, PRIME, or priority review product is within the discretion of the regulatory agency. Accordingly, even if we believe one of our product candidates meets the relevant criteria, the agency may disagree and instead determine not to make such a designation. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure ultimate marketing approval by the agency. In addition, the FDA may later decide that the products no longer meet the applicable conditions for qualification as either a fast-track product, RMAT, or a breakthrough therapy or, for priority review products, decide that the period for FDA review or approval will not be shortened. Moreover, in the U.S., the FDA expects that sponsors with products under these programs will be prepared for a more rapid pace of development, including with respect to manufacturing or any combination medical devices, such as companion diagnostics.  If we are unable to meet these expectations, we may not be able to fully avail ourselves of certain advantages of these programs.

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval by the FDA, meaning the agency may approve the product candidate based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. Even if we do qualify for accelerated approval, we may be unsuccessful in meeting post-marketing compliance requirements, or fail to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, which could result in the FDA withdrawing our product from the market. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, it is uncertain whether the FDA may be more conservative in granting accelerated approval or, if granted, more apt to withdraw approval if clinical benefit is not confirmed. There is no guarantee that regulatory interactions with FDA or comparable foreign authorities will result in our ability to avail ourselves of any specialized approval pathways for our product candidates.

Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period.

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. While certain of our product candidates, including AMT-130 have received orphan drug designation, there is no guarantee that we will be able to receive such designations in the future. The FDA may grant orphan designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the U.S. for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority.

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

Our focus on developing gene therapies makes it difficult to determine the availability and utility of the orphan drug regime to our product candidates. Regulatory criteria with respect to orphan products are evolving, especially in gene therapy. By example, in the U.S., whether two gene therapies are considered to be the same for the purpose of determining clinical superiority was updated via a final guidance document specific to gene therapies, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Depending on the products, whether two products are ultimately considered to be the same may be determined by FDA on a case-by-case basis, making it difficult to make predictions regarding when the FDA might be able to make an approval of a product effective and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our gene therapies will be deemed to be the same as another product or product candidate is uncertain.

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

For instance, the FDA and other government agencies closely regulate the post-approval marketing and promotion of approved products, including off-label promotion, industry-sponsored scientific and educational activities, and on the Internet and social media. Approved products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Failure to comply with regulatory promotional standards could result in actions being brought against us by these agencies.

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

In addition, the manufacture, testing, packaging, labeling, and distribution of products after approval will need to continue to conform to cGMPs. Drug and biological product manufacturers, including us, and certain of their subcontractors are subject to periodic unannounced inspections by the FDA or the EMA for compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.  If we or any of our contractors are unable to comply with the requirements that are applicable to drug manufacturers, we or they may be subject to regulatory enforcement, or may need to conduct a recall or take other corrective actions, which could result in material harm to us or our products.

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

Our ability to generate revenues from our product candidates will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including:

●	successful completion of preclinical studies and clinical trials, and other work required by regulators;
●	receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	obtaining and maintaining patent and trade secret protection and non-patent, exclusivities for our product candidates;
●	maintaining regulatory approvals using our manufacturing facility in Lexington, Massachusetts;
●	launch and commercialization of our products, if approved, whether alone or in collaboration with others;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies and gene therapies based on safety and efficacy profiles;

●	the strength of our marketing and distribution;
●	the achievement optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining healthcare coverage and adequate reimbursement of our products;
●	any price concessions, rebates, or discounts we may need to provide;
●	complying with any applicable post-approval commitments and requirements, and maintaining a continued acceptable overall safety profile; and
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets.

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

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our therapies, are estimates based on our knowledge and understanding of these diseases and may change. The total addressable market opportunities for these therapies will depend upon many factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient consent, patient access and product pricing and reimbursement, among other factors.

Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. For example, the addressable markets for certain of our AAV-based gene therapies may be impacted by the prevalence of neutralizing antibodies to the capsids, which are an integral component of our gene therapy constructs. Patients that have pre-existing antibodies to a particular capsid might not be eligible for administration of a gene therapy that includes this particular capsid.  Moreover, neutralizing antibodies may be developed by a patient following administration of the product, which may render the patient ineligible for subsequent dosing. The use of such data to support addressable market estimates involves risks and uncertainties and is subject to change based on various factors. Our estimates may prove to be incorrect and new studies and information may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, reimbursement may not be sufficient to sustain a viable business for all sub-populations being studied, or new patients may become increasingly difficult to identify or access, any of which could adversely affect our results of operations and our business.

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

Ethical, legal, and social issues associated with genetic testing may reduce demand for any gene therapy products for which we obtain marketing approval.

Prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of patient’s underlying genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for any products for which we obtain marketing approval.

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

The development and commercialization of new biotechnology and biopharmaceutical products, including gene therapies, is highly competitive. We may face intense competition with respect to our current and future product candidates from large and specialty pharmaceutical companies and biotechnology companies worldwide, who, like us, currently market and sell products or are pursuing the development of products for the treatment of rare diseases. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. In recent years, there has been a significant increase in commercial and scientific interest and financial investment in gene therapy as a therapeutic approach, which has intensified the competition in this area.

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Pfizer, Freeline Therapeutics, Intellia Therapeutics, Sangamo Biosciences, Voyager Therapeutics, Passage Bio, Roche, PTC Therapeutics, Prilenia Therapeutics, CombiGene, Caritas Therapeutics, Alnylam, Wave Life Sciences, Bayer AG (AskBio), Amicus Therapeutics, 4D Molecular Therapeutics, Sanofi, Idorsia, Amicus, Spark, Takeda, Chiesi, CANbridge, Abeona, Annexon, Vico, Alexion (AZ), Neurona, Combigene, NeuExcell, EpiBlok, Biogen, ionis, Eisai and Lexeo.

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

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Moreover, actions taken in connection with the Reorganization to streamline our product portfolio may hamper our ability to remain competitive. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines in the conduct and completion of such trials or failing to comply with regulatory requirements.

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

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLPs, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

In addition, we will be required to report on certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under GMP conditions. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

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

We have in the past entered into, and expect in the future to enter into, collaborations with other companies and academic research institutions with respect to important elements of our development programs. Any collaboration we enter into may pose several risks, including the following:

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

Risks Related to Our Intellectual Property

We rely on licenses of intellectual property from third parties, and such licenses may not provide adequate rights, may be open to multiple interpretations or may not be available in the future on commercially reasonable terms or at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that we license from them.

We currently are heavily reliant upon licenses of proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process, our vector platform, our gene cassettes, and the therapeutic genes of interest we are using. These and other licenses may not provide adequate rights to use such technology in all relevant fields of use. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

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

Our licensing arrangements with third parties may impose diligence, development and commercialization timelines, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements either in part or in whole, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement or may otherwise result in reputational damage to our business. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Successful challenges to our patents may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability or the ability of our licensees to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

For example, we are aware of patents or patent applications owned by third parties that relate to some aspects of our programs that are still in development. In some cases, because we have not determined the final methods of manufacture, the method of administration or the therapeutic compositions for these programs, we cannot determine whether rights under such third-party positions will be needed. In addition, in some cases, we believe that the claims of these patents are invalid or not infringed or will expire before commercialization. However, if such patents are needed and found to be valid and infringed, we could be required to obtain licenses, which might not be available on commercially reasonable terms, or to cease or delay commercializing certain product candidates, or to change our programs to avoid infringement.

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

The occurrence of any of these events could seriously harm our business.

Risks Related to Pricing and Reimbursement

We and our commercial partner face uncertainty related to insurance coverage of, and pricing and reimbursement for, HEMGENIX® and other product candidates for which we may receive marketing approval.

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

We also anticipate that many or all our gene therapy product candidates may provide long-term, and potentially curative benefit, with a single administration. This is a different paradigm than that of many other pharmaceutical therapies, which often require an extended course of treatment or frequent administration. As a result, governments and other payers may be reluctant to provide the significant level of reimbursement that we seek at the time of administration of our gene therapies or may seek to tie reimbursement to clinical evidence of continuing therapeutic benefit over time. Additionally, there may be situations in which our product candidates will need to be administered more than once, which may further complicate the pricing and reimbursement for these treatments. In addition, considering the anticipated cost of these therapies, governments and other payers may be particularly restrictive in making coverage decisions. These factors could limit our commercial success and materially harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We had net losses in the years ended December 31, 2023 and 2022, have incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.

We had a net loss of $308.5 million in the year ended December 31, 2023, and a net loss of $126.8 million in the year ended December 31, 2022. We incurred  a gain of 329.6 million in year ended December 31, 2021; however, such gain was primarily attributable to one-time license revenue from CSL Behring. We have incurred significant losses in the years prior to 2021. As of December 31, 2023, we had an accumulated deficit of $890.4 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2024 and into the second quarter of 2027 primarily from our existing cash, cash equivalents, and cash resources. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

●	continue to fund AMT-130 in its ongoing clinical trials and advance our other product candidates into clinical development;
●	incur the costs associated with the manufacturing of preclinical, clinical and commercial supplies of our product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional personnel to support our business;
●	enhance our operational, financial and management information systems and personnel; and
●	incur legal, accounting and other expenses operating as a public company.

While we expect that, as a result of the Reorganization, we will realize some cost savings and reduce our operating expenses, we may never succeed in materially reducing our operating expenses and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, or even continue our operations.

We will need to raise additional funding in order to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant expenses in connection with our ongoing activities and we will need to obtain substantial additional funding in order to fund the development of our product pipeline and support our continuing operations. In addition, we have based our estimate of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain additional debt financing may be limited by covenants we have made under our 2023 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. Our ability to obtain additional equity financing may be limited by our shareholders’ willingness to approve the issuance of additional share capital. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

If we raise additional funds through collaborations, strategic alliances, marketing, distribution, or licensing arrangements with third parties, we may have to issue additional equity, relinquish valuable rights to our technologies, future revenue streams, products, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or further eliminate our research and development programs or any future commercialization efforts, which would have a negative impact on our financial condition, results of operations and cash flows.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2023, we had $100.0 million of outstanding principal of borrowings under the 2023 Amended Facility, which we are required to repay in full in January 2027. We might not be able to finance our operations into the second quarter of 2027 from our existing cash, cash equivalents, and cash resources if we are not able to refinance the 2023 Amended Facility prior to the January 2027 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may not have sufficient funds and may be unable to arrange for additional financing to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under 2023 Amended Facility could result in an event of default and acceleration of amounts due. Under the 2023 Amended Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets, or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

Our 2023 Amended Facility bears a variable interest rate with a fixed floor. The U.S. Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future

Our business development strategy may not produce the cash flows expected or could result in additional costs and challenges.

In July 2021, we acquired uniQure France and its lead program, now known as AMT-260, targeting refractory MTLE, and may, from time to time, enter into strategic transactions consistent with our business development objectives. Any acquisition or strategic transaction could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. We could incur additional costs related to resources necessary to align our business practices and operations with that of the acquired company. Moreover, we cannot be sure that the anticipated or intended benefits of any acquisition or strategic transaction would be realized in a timely manner, if at all.

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

The costs associated with an alleged or actual violation of any of the foregoing could be substantial and could cause irreparable harm to our reputation or otherwise have a material adverse effect on our business, financial condition, and results of operations.

We are subject to laws governing data protection in the different jurisdictions in which we operate. The implementation of such data protection regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.

Many national, international, and state laws govern the privacy and security of health information and other personal and private information. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the EU General Data Protection Regulation  that took effect in May 2018. The UK has, following its exit from the EU, substantially adopted the EU General Data Protection Regulation into its domestic law through the UK General Data Protection Regulation (collectively with the EU General Data Protection Regulation, and related EU and UK e-Privacy laws, the “GDPR”).  The GDPR, together with the national legislation of the UK (including the Data Protection Act 2018) and EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, analyze and transfer personal information, including health data from clinical trials and adverse event reporting.

GDPR obligations applicable to us may include, in many circumstances, obtaining the (opt-in) consent of the individuals to whom the personal data relates; providing GDPR-prescribed data processing notices to individuals; complying with restrictions regarding the transfer of personal data out of the EU or the UK (as applicable) (including to the US); implementing and maintaining data protection policies and procedures; restrictions regarding the use of certain innovative technologies; providing data security breach notifications to supervisory authorities and affected individuals under tight timescales; and implementing security and confidentiality measures. Supervisory authorities in the different EU member states and the UK may interpret the GDPR and national laws differently and impose additional requirements. Guidance on implementation and compliance practices are often updated or otherwise revised. All of this adds to the complexity of processing personal information and remaining compliant with the GDPR.

The GDPR allows EU and UK supervisory authorities to impose penalties for non-compliance of up to the greater of EUR 20.0 million and 4% of annual worldwide gross revenue of the corporate group in question. (There are similar caps in GBP under the UK GDPR.). Supervisory authorities in the EU and UK may potentially levy such fines directly upon on the non-compliant entity and/or on the parent company of the non-compliant entity. Supervisory authorities also possess other wide-ranging powers, including conducting unannounced inspections of our facilities and system (so-called “dawn raids”), and issuing “stop processing” orders to us. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover.

Overall, the significant costs of GDPR compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by the GDPR as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, financial condition, and results of operations.

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

In addition, other legislative changes have been adopted since the PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, Congress subsequently has extended the period over which these reductions are in effect. While President Biden previously signed legislation temporarily to eliminate this reduction through the end of 2021, a 1% payment adjustment was implemented from April 1 – June 30, 2022, and a 2% payment adjustment took effect beginning July 1, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on pricing and the reimbursement our customers may receive for our products, and increased manufacturer rebates. Further, there have been, and there may continue to be, judicial and Congressional challenges to certain aspects of the PPACA. For example, the U.S. Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additional legislative and regulatory changes to the PPACA, its implementing regulations and guidance and its policies, remain possible in the 118th U.S. Congress and under the Biden Administration. However, it remains unclear how any new legislation or regulation might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Our future growth may depend, in part, on our ability to penetrate markets outside of the U.S. and Europe where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize current or future drug candidates in foreign markets for which we may rely on collaborations with third parties. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market. To obtain separate regulatory approval in many other jurisdictions we must comply with numerous and varying regulatory requirements of such jurisdictions regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, contractors and consultants, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Our hybrid remote work policy may increase our vulnerability to such risks.

While we have experienced and addressed system failures, cyber-attacks, and security breaches in the past, we have not experienced a system failure, accident, cyber-attack, or security breach that has resulted in a material interruption in our operations to date. In the future, such events could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets, data, or other proprietary information or other similar disruptions. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. We may need to devote significant resources to protect against security breaches or to address problems caused by a cyber-attack or security breach. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business and the further development and commercialization of our product and product candidates could be delayed.

See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy and governance.

Climate change as well as corporate responsibility initiatives, including environmental, social and governance (ESG) matters, may impose additional costs on our business and expose us to new risks.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over the impact of climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in increases in taxes, transportation costs and utilities, among other expenses. Moreover, natural disasters and extreme weather conditions may impact the productivity of our facilities, the ability of the patients in our clinical trials to maintain compliance with trial protocols or access clinical trial sites, the operation of our supply chain, or consumer buying patterns. The occurrence of any of these events could have a material adverse effect on our business.

ESG and sustainability initiatives continue to attract political and social attention have resulted in both existing and pending international agreements and national, regional, and local legislation, regulatory measures, reporting obligations and policy changes. There is increasing societal pressure in some of the countries in which we operate to limit greenhouse gas emissions as well as other global initiatives focused on climate change. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, which may require the that we dedicate additional resources toward compliance with these measures and result in substantial capital expenditures. Furthermore, increasing attention on ESG matters has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies and investment funds based on ESG and sustainability metrics. Such ratings are used by investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, take actions to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, stockholders, lawmakers and listing exchanges. Certain states have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. We may face reputational damage in the event our corporate responsibility initiatives or objectives, do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services.

The effects of climate change or any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our products, cause us reputational harm, and could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Employee Matters and Managing Our Growth

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

Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated, may not result in cost savings to us and could disrupt our business.

In October 2023, we commenced the Reorganization to reprioritize our portfolio of development candidates, conserve financial resources and better align our workforce with current business needs. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

Although we believe that these actions will reduce operating costs, we cannot guarantee that the Reorganization will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations. As a result of the Reorganization, we will incur additional costs in the near term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs. Additional risks associated with the continuing impact of the Reorganization include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire and retain new employees in the future), potential understaffing and potential failure or delays to meet development targets due to the loss of qualified employees or other operational challenges. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Ordinary Shares

The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through February 23, 2024 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.72. The closing price on February 23, 2024, was $6.32 per ordinary share.

In recent years, the stock market in general and the market for shares of smaller biopharmaceutical companies in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. The market price for our ordinary shares may be influenced by many factors, including:

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

Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. In addition, notwithstanding protective provisions in our articles of association and available to us under Dutch corporate law, market volatility may lead to increased shareholder activism if we experience a market valuation that activist investors believe is not reflective of the intrinsic value of our ordinary shares. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation or shareholder activism could result in substantial costs and divert management’s attention and resources from our business.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 26.6% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of December 31, 2023. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent or frustrate any attempt to replace our board.

Under Dutch law, various protective measures are possible and permissible within the boundaries set by Dutch statutory and case law. Certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board. These provisions include:

●	the staggered three-year terms of our non-executive directors as a result of which only approximately one-third of our non-executive directors may be subject to election or re-election in any one year;

●	a provision that our directors may only be dismissed or suspected at a general meeting of shareholders by a two-thirds majority of votes cast representing more than half of our outstanding ordinary shares;
●	a provision that our executive directors may only be appointed upon binding nomination of the non-executive directors, which can only be overruled by the general meeting of shareholders with a two-thirds majority of votes cast representing at least 50% of our outstanding ordinary shares; and
●	a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board.

Moreover, according to Dutch corporate law, our board can invoke a cooling-off period of up to 250 days in the event of an unsolicited takeover bid or certain shareholder activism. During a cooling-off period, our general meeting of shareholders would not be able to dismiss, suspend or appoint directors (or amend the provisions in our articles of association dealing with those matters) except at the proposal of our board.

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

A corporation organized outside the U.S. generally will be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Based on our average value of our gross assets, our cash and cash equivalents as well as the price of our ordinary shares, we expect to be classified as a PFIC for U.S. federal income tax for 2023. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will continue to qualify as a PFIC in future taxable years. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year, a U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. In certain circumstances a U.S. holder may be able to make certain tax elections that would lessen the adverse impact of PFIC status; however, to make such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

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

Although we report as a U.S. domestic filer for SEC reporting purposes, we are organized and existing under the laws of the Netherlands. Some of the members of our board and senior management reside outside the U.S. In addition, a significant portion of our assets are located outside the U.S. As a result, it may not be possible for shareholders to effect service of process within the U.S. upon such persons or to enforce judgments against them or us in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the U.S. In addition, it is not clear whether a Dutch court would impose civil liability on us or any of our Board members in an original action based solely upon the federal securities laws of the U.S. brought in a court of competent jurisdiction in the Netherlands.

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

We are a public company (naamloze vennootschap) organized under the laws of the Netherlands and our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our board members are required by Dutch law to consider the interests of uniQure, its shareholders, its employees, and other stakeholders and not only those of our shareholders (as would be required under the law of most U.S. jurisdictions). As a result of these considerations, it is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder, and our directors may take actions that would be different than those that would be taken by a company organized under the law of some U.S. jurisdictions.

In addition, in accordance with our articles of association, approval of our shareholders is required before our board of directors can authorize the issuance of our ordinary shares in an equity financing. Our shareholders’ reluctance to approve such further issuances of ordinary shares could adversely affect our ability to raise capital and fund development programs and continued operations. There can be no assurance that Dutch law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of investors.

We may be adversely affected by unstable market and economic conditions, such as inflation, which may negatively impact our business, financial condition and stock price.

Market conditions such as inflation, volatile energy costs, geopolitical issues, war, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Inflation in particular has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases across our business. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when cost inflation is incurred.

Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If economic and market conditions deteriorate or do not improve, it may make any future financing efforts more difficult to complete, more costly and more dilutive to our shareholders. Additionally, due to our volatile industry and industry-wide declining stock values, investors may seek to pursue non-biotech investments with steadier returns. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on our operations, financial condition or stock price or could require us to delay or abandon development or commercialization plans.

If securities or industry analysts cease to publish or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common shares or publishes inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

If we do not achieve our projected development and financial goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

We estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, along with financial and other business-related milestones. From time to time, we publicly announce the expected timing of some of these milestones along with guidance as to our cash runway. These milestones may include the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings and interactions with regulatory authorities, and approval timelines for commercial sales. All these milestones are based on a variety of assumptions that may prove to be untrue. The timing of our actual achievement of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones, including those that are publicly announced, the development and commercialization of our products may be delayed, our business could suffer reputational harm and, as a result, our stock price may decline.

.

Item 1B. Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, the risk of intellectual property theft, fraud, harm to employees or third parties with which we conduct business and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business are identified and addressed through a multi-faceted approach that consists of third-party assessments, testing of our information systems and information technology security. To defend against, detect and respond to cybersecurity incidents, we, among other things: have enabled regular monitoring of our environment by a combination of external partners and internal security tools, conduct employee trainings, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

Consistent with our cybersecurity risk management policies and controls, we have prepared an incident response plan with several components, including: (i) engagement of a third party security operations center for regular vulnerability scanning and technical monitoring of our systems, (ii) detection and analysis of cybersecurity incidents that present risk of unauthorized access to company assets, including the escalation and triaging of incidents that present acute risks to our business, (iii) containment, eradication and data recovery, and (iv) post-incident analysis. Such incident responses are overseen by leaders from our information technology, finance, legal and compliance teams.

Cybersecurity events and data incidents are evaluated, assessed based on severity and prioritized for response and remediation. Under our incident response plan and related policies, incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact. Our team of cybersecurity professionals then collaborate with technical and business stakeholders to further analyze the risk to the company, and form detection, mitigation and remediation strategies. As part of the above processes, we regularly engage external consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management team. Our board of directors has delegated responsibility to the Audit Committee for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive regular updates from senior management, including leaders from our information technology, legal and compliance teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, information on how management is addressing and/or mitigating those risks, cybersecurity incidents (if any) and status on key information security initiatives.

Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business. For a discussion of cybersecurity risks applicable to us, see Part I, Item 1A, Risk Factors, under the heading “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs” in this Annual Report on Form 10-K.

Item 2. Properties.

We operate an approximately 100,000 square foot GMP qualified manufacturing facility that we lease in Lexington, Massachusetts, U.S. The lease for the Lexington manufacturing facility, as amended to date, terminates in June 2029 and may be renewed for two subsequent five-year terms. In addition, we also operate approximately 12,000 square feet of multi-use office space in Lexington, Massachusetts, which is subject to a lease that expires in 2030 and may be renewed for one subsequent five-year term.

We operate approximately 111,000 square feet (seven floors) of multi-use space in Amsterdam, The Netherlands, which is subject to a lease that, as amended to date, terminates in 2032 with an option to extend the lease in five-year increments. To date we have entered into subleases with respect to two of the seven floors in the Amsterdam facility. We sublease an additional approximately 12,000 square feet of space in the Amsterdam facility, which is subject to a lease that expires in October 2028.

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

Holders

As of February 23, 2024, there were approximately six holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Share Performance Graph

The following graph compares the performance of our ordinary shares (“QURE”) for the periods indicated with the performance of the NASDAQ Composite Index (“˄IXIC”) and the Nasdaq biotechnology index (“˄NBI”). This graph assumes an investment of $100 after market close on December 31, 2018 in each of our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. Pursuant to the applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The performance of our ordinary shares shown on the graph below is not necessarily indicative of the future performance of our ordinary shares.

This graph and related information is not “soliciting material,” is not deemed “filed” with the SEC and, except to the extent incorporated by reference, is not to be incorporated by reference into any of our filings under the Securities Act, or the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devasting diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, ALS, refractory MTLE and Fabry disease. Our internally developed HEMGENIX®, a gene therapy for the treatment of hemophilia B, was approved for commercialization by the FDA in November 2022 and by the EMA in February 2023.  In June 2020, we entered into the Commercialization and License Agreement to license HEMGENIX® to CSL Behring, which is responsible for its commercialization. We are manufacturing HEMGENIX® for CSL Behring and are entitled to specific milestone payments and royalties on net sales under the Commercialization and License Agreement. In May 2023, we entered into the Royalty Purchase Agreement for the sale of a portion of the royalty rights due to us from CSL Behring under the Commercialization and License Agreement. On October 5, 2023, we announced a Reorganization (see definition below) of our research and technology programs.

Business Developments

Below is a summary of our recent significant business developments:

Huntington’s disease program (AMT-130)

We are currently conducting a multi-center randomized, controlled, and blinded Phase I/II clinical trial for AMT-130 in the U.S. in which 26 patients with early-manifest Huntington’s disease have been enrolled. The low-dose cohort of this trial includes 10 patients, of which six patients received treatment with AMT-130 and four patients received imitation surgery. The high-dose cohort includes 16 patients, of which 10 patients received treatment with AMT-130 and six patients received imitation surgery. Patients in the high-dose cohort that received imitation surgery had the option to cross over after 12 months if they met the inclusion criteria for the study. In July 2022, we began crossing over patients in the high-dose cohort who received the imitation surgical procedure. Four of the six control patients in the high-dose cohort have been crossed over to treatment (three patients received the high dose and one patient received the low dose). The remaining two control patients in the high-dose cohort did not meet all the inclusion criteria for the study and were not eligible for crossover. All four crossover patients received a short course of immunosuppression therapy concurrent with the administration of AMT-130.

We are also conducting an open-label Phase Ib/II study in the EU and the United Kingdom, which has enrolled 13 patients with the same early-manifest criteria for Huntington’s disease as the U.S. study. Six patients were treated with AMT-130 in the initial low-dose cohort and seven patients were treated in the subsequent high-dose cohort.

In November 2023, we began enrolling patients in a third cohort to further investigate both doses in combination with perioperative immune suppression with a focus on evaluating near-term safety. Up to 12 patients will be treated in this cohort, all of whom will receive AMT-130 using the current, established stereotactic neurosurgical delivery procedure.

In June 2023, we announced interim data, including up to 24-month follow-up, from 26 patients enrolled in the ongoing U.S. Phase I/II clinical trial of AMT-130.  In December 2023 we announced updated interim data, including up to 30-month follow-up from the 26 patients enrolled in the ongoing U.S. Phase I/II clinical trial of AMT-130 as well as the 13 patients enrolled in the European Phase Ib/II trial.  See “Business —Our Development of AMT-130 for Huntington’s Disease” for further information on these interim data and the ongoing clinical trials of AMT-130.

Amyotrophic lateral sclerosis program (AMT-162)

On January 31, 2023, we announced that we had entered into a global licensing agreement with Apic Bio for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in SOD1.

We made an initial cash payment in February 2023 of $10.0 million to Apic Bio that was recognized as a research and development expense. We owe up to $43.0 million in milestone payments to Apic Bio if AMT-162 is approved for commercialization in the U.S. and Europe.

Temporal lobe epilepsy program (AMT-260)

AMT-260 is our gene therapy candidate for refractory MTLE. We acquired AMT-260 through our acquisition of uniQure France SAS in July 2021. In September 2023, following the clearance of an IND for AMT-260 in August 2023, we paid EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS, to settle a milestone payment owed in relation to our 2021 acquisition.

Reorganization

On October 5, 2023, we announced that we are implementing a Reorganization. As a result of the Reorganization, we discontinued investments in more than half of our research programs, including AMT-210 for the treatment of Parkinson’s disease and certain technology projects. Following the Reorganization, we are prioritizing advancing our clinical-stage programs to clinical proof of concept.

As a result of the Reorganization, we eliminated approximately 20% of our total workforce and closed our research laboratory in Lexington, Massachusetts. We completed the Reorganization by the end of fiscal year 2023 and incurred costs of approximately $2.5 million for cash expenditures related to employee severance costs. We also incurred costs associated with the closure of a research laboratory in Lexington and associated fixed assets of which the carrying values were determined to not be recoverable as of the cease-use date in November 2023. As part of the Reorganization, we also consolidated all GMP manufacturing into our Lexington manufacturing facility and consolidated process and analytical development into our Amsterdam, Netherlands facility.

As a result of the significant reduction in research activities, Ricardo Dolmetsch, Ph.D., departed as Chief Scientific Officer, effective October 4, 2023. Dr. Dolmetsch served as a scientific consultant through the end of the year. In connection with Dr. Dolmetsch’s transition, the Board of Directors of the Company have appointed Richard Porter, Ph.D., our current Chief Business Officer, to serve as the Company’s Chief Business and Scientific Officer, effective as of October 5, 2023.

Financing

Royalty Financing Agreement

On May 12, 2023, we entered into the Royalty Financing Agreement with the Purchaser. Under the terms of the Royalty Financing Agreement, we received an upfront payment of $375.0 million in exchange for the Purchaser’s rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX® for certain current and future royalties due to us. We are also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed a pre-specified threshold. The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) and 1.85 times the $25.0 million milestone payment (if paid) prior to the First Hard Cap Date or, if such cap is not met, up to 2.25 times the upfront and milestone payment (if paid) through December 31, 2038. If 2024 net sales do not exceed a pre-specified threshold, we will be obligated to pay $25.0 million to the Purchaser but only to the extent that we achieve a future sales milestone under the CSL Behring Agreement. If such milestone payment is not due from CSL Behring, we are not obligated to pay any amounts to the Purchaser.

We retained the rights to all other royalties, as well as contractual milestones totaling up to $1.3 billion, under the terms of the CSL Behring Agreement.

Hercules amendment

Upon entering into the Royalty Financing Agreement, we and Hercules amended the 2021 Restated Facility on May 12, 2023. The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027.

Investment in debt securities

In July and September 2023, we invested $272.0 million and EUR 87.0 million (or a total of $366.4 million as of the investment dates) of our cash and cash equivalents into short-term U.S. and European government bonds that are U.S. dollar and euro denominated, respectively. Our investment policy requires us to invest in bonds with the highest investment grade credit rating. As of December 31, 2023, the bonds have remaining maturities ranging from less than one month to seven months. We classify these bonds as held-to-maturity.

CSL Behring collaboration

In June 2023, the first sale of HEMGENIX® in the U.S. occurred, and in July 2023 we collected the $100.0 million owed to us under the CSL Behring Agreement.

Financial Highlights

Key components of our results of operations include the following:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Total revenues	$15,843	$106,483	$524,002
Cost of license revenues	(65)	(1,254)	(24,976)
Cost of contract manufacturing revenues	(13,563)	(2,089)	—
Research and development expenses	(214,864)	(197,591)	(143,548)
Selling, general and administrative expenses	(74,591)	(55,059)	(56,290)
Net (loss) / income	(308,478)	(126,789)	329,589

As of December 31, 2023, we had $617.9 million in cash and cash equivalents and investment securities (December 31, 2022: $392.8 million cash and cash equivalents and investment securities). We had a net loss of $308.5 million in 2023, a net loss of $126.8 million in 2022 and net income of $329.6 million in 2021. As of December 31, 2023, we had an accumulated deficit of $890.4 million (December 31, 2022: $581.9 million).

Compared to the year ended December 31, 2023, we expect that our research and development expenses will decline following the Reorganization, until such time we decide to advance one of our gene therapy product candidates into late-stage clinical development.

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

We consider the following to be our critical accounting estimate:

●	Contingent consideration recorded in relation to the uniQure France SAS business combination;

Contingent consideration

On the Acquisition Date of uniQure France SAS we recorded contingent consideration related to amounts potentially payable to uniQure France SAS’s former shareholders. The amounts payable in accordance with the SPA are contingent upon realization of certain milestones associated with the TLE research program. Contingent consideration was measured at fair value at the Acquisition Date with changes in fair value recognized in the consolidated statements of operations in research and development expenses.

Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated milestones and the discount rate used to estimate the fair value of the liability:

●	We had used discount rates ranging from 14.0% to 14.4% to calculate the contingent consideration as of December 31, 2022. As of December 31, 2023 we increased the interest rates to a range of 15.3% to 15.6% to reflect increases in market interest rates. An increase in the discount rate reduces the fair value of the contingent consideration liability whereas a decrease in the discount rate increases the fair market value of the contingent consideration liability.
●	We need to develop an estimate of when a milestone is expected to be achieved. An achievement of a milestone at a later than currently expected date reduces the fair value of the contingent consideration liability whereas an achievement at an earlier than currently expected date increases the fair value of the contingent consideration liability.
●	We initially recorded the contingent consideration liability on the Acquisition Date assuming a 40% probability of advancing the TLE research program into clinical development. We developed this estimate using data from an external study regarding the average likelihood of advancing into clinical development at a certain stage or preclinical development. For the year ended December 31, 2022, we had increased the probability to 66.0% following the commencement of toxicology studies for the TLE program. During the year ended December 31, 2023 we increased the probability to 100.0% following the clearance of the IND application for AMT-260 in August 2023. The increase in probabilities resulted in a $14.2 million expense in the year ended December 31, 2023 and a $4.4 million expense in the year ended December 31, 2022. This also resulted in an increase of the probability that AMT-260 may advance to late-stage development and commercialization.

The fair value of the contingent consideration liability as of December 31, 2023 was $43.0 million and as of December 31, 2022 was $35.3 million. The increase was primarily driven by the increase in the probability of TLE advancing into clinical development to 100% following the clearance of the IND application for AMT-260 in August 2023. If as of December 31, 2023 we had assumed TLE was certain (i.e., 100% probability) to advance into late-stage development and commercialization, then the fair value of the contingent consideration liability would have increased from $43.0 million to $75.9 million. If as of December 31, 2023 we had assumed that we would discontinue development of the TLE program, then we could have released the contingent consideration liability to income.

In prior periods, we have considered the following to be critical accounting estimates but have determined that these are no longer considered critical for the current year:

●	Valuation allowance related to Dutch deferred tax assets; and
●	Revenue recognition related to CSL Behring milestones

Valuation allowance related to Dutch deferred tax assets

We are subject to corporate taxes in the Netherlands. We have been incurring net operating losses in accordance with the corporate tax laws in almost all years since we founded our business.

As of December 31, 2022, the total amount of net operating losses carried forward under the Dutch tax regime was $264.0 million (December 31, 2021: $228.5 million). We have historically recorded a full valuation allowance. We evaluate all positive and negative evidence including future income from the CSL Behring Agreement in assessing the need for such a full valuation allowance. We concluded that as of December 31, 2022 it is more likely than not that the remaining deferred tax assets will not be realized. If we would have released the full valuation allowance as of December 31, 2022, then we would have recorded up to $74.5 million of deferred tax income during the year ended December 31, 2022. This is no longer considered a critical accounting estimate as future income from the CSL Behring Agreement is not expected to result in a taxable profit.

Revenue recognition related to CSL Behring milestones

On  June 24, 2020 (“ Signing Date”), we entered into the CSL Behring Agreement. The transaction became effective on Closing.

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

In March and April 2022, we collected the $55.0 million of variable milestone payments related to the submissions of a BLA and MAA which we had recorded as license revenue in the year ended December 31, 2021. During the year ended December 31, 2022, we recorded $100.0 million of variable milestone revenue related to a first sale of HEMGENIX™ and collected this payment in July 2023. We no longer consider this a critical accounting estimate because we currently do not expect to recognize any regulatory milestone payments within the next two years. The recognition of license revenue related to sales milestone payments and royalties does not require significant judgement as we recognize these as sales of HEMGENIX™ occur.

Recently Adopted Accounting Pronouncements

None.

Results of Operations

The following table presents a comparison of the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Total revenues	$15,843	$106,483	$524,002	$(90,640)	$(417,519)
Operating expenses:
Cost of revenues	(13,628)	(3,343)	(24,976)	(10,285)	21,633
Research and development expenses	(214,864)	(197,591)	(143,548)	(17,273)	(54,043)
Selling, general and administrative expenses	(74,591)	(55,059)	(56,290)	(19,532)	1,231
Total operating expenses	(303,083)	(255,993)	(224,814)	(47,090)	(31,179)
Other income	6,059	7,171	12,306	(1,112)	(5,135)
Other expense	(1,690)	(820)	(876)	(870)	56
(Loss) / income from operations	(282,871)	(143,159)	310,618	(139,712)	(453,777)
Non-operating (expense) / income, net	(23,686)	14,900	22,188	(38,586)	(7,288)
(Loss) / income before income tax benefit	$(306,557)	$(128,259)	$332,806	(178,298)	(461,065)
Income tax (expense) / benefit	(1,921)	1,470	(3,217)	(3,391)	4,687
Net (loss) / income	$(308,478)	$(126,789)	$329,589	$(181,689)	$(456,378)

Revenues and cost of revenues

Our revenues and associated costs for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
License revenues	$2,758	$100,000	$517,400	$(97,242)	$(417,400)
Contract manufacturing revenues	10,835	1,717	—	9,118	1,717
Collaboration revenues	2,250	4,766	6,602	(2,516)	(1,836)
Total revenues	$15,843	$106,483	$524,002	$(90,640)	$(417,519)

Cost of license revenues	(65)	(1,254)	(24,976)	1,189	23,722
Cost of contract manufacturing revenues	(13,563)	(2,089)	—	(11,474)	(2,089)
Total cost	$(13,628)	$(3,343)	$(24,976)	$(10,285)	$21,633

CSL Behring

Effective on Closing of the CSL Behring Agreement we sold the exclusive global rights to the Product (“License Sale”). We recognize license revenue in relation to the License Sale when it becomes probable that regulatory and sales milestone events will be achieved as well as when royalties on sales of Product have been earned. We recognized $2.8 million, $100.0 million and $517.4 million of license revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We recognized $2.8 million of license revenue in 2023 related to royalty payments owed on HEMGENIX® sales, when earned. We recognized $100.0 million of license revenue in 2022 related to a milestone payment following the first sale of HEMGENIX® in the U.S. in 2023, which we considered probable as of December 31, 2022. We recognized $517.4 million license revenue in 2021 related to the fixed upfront payment of $450.0 million and an additional payment of $12.4 million we received after the Closing as well as a total of $55.0 million of payments related to milestone payments owed on submission of the MAA in March 2022 and the BLA in April 2022, which we had considered probable as of December 31, 2021.

We expense contract fulfillment costs associated with license revenue we receive from CSL Behring, which are recognized as costs of license revenues. These expenses primarily consist of payments we owe to our licensors in relation to license payments we receive from CSL Behring. We incurred $0.1 million, $1.3 million and $25.0 million of such cost in the years ended December 31, 2023, 2022 and 2021, respectively.

We recognize collaboration revenues associated with services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied. We recognized $2.3 million, $3.0 million and $2.4 million of collaboration revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in collaboration revenue in 2023 of $0.7 million compared to 2022 was primarily related to a reduction in services requested by CSL Behring following the submissions of the BLA and MAA for HEMGENIX®. The increase in collaboration revenue in 2022 of $0.6 million compared to 2021 was primarily related to revenues related to full-time-employee (“FTE”) recharges of $3.0 million recognized from the CSL Behring Agreement as a result of additional development services that CSL Behring requested from us.

We recognize contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring. Contract manufacturing revenues are realized when earned upon sales of HEMGENIX® to CSL Behring. We recognized $10.8 million and $1.7 million contract manufacturing revenues in the year ended December 31, 2023 and 2022, respectively. We did not recognize such revenues in 2021 as we started contract manufacturing activities to supply CSL Behring with HEMGENIX® following their submission of a BLA and MAA in the spring of 2022.

We incurred $13.6 million and $2.1 million of cost of contract manufacturing revenues related to the manufacture of HEMGENIX® in the years ended December 31, 2023 and 2022 respectively, compared to nil cost of contract manufacturing revenues in the year ended December 31, 2021. Costs of contract manufacturing revenues has increased in the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the increase in sales of HEMGENIX® and a write-down of inventory that has a cost basis in excess of its expected net realizable value.

BMS

We recognized collaboration revenues associated with certain pre-clinical analytical development and process development activities that were reimbursable to us by Bristol-Myers Squibb (“BMS”) under the initial collaboration, research and license agreements (“BMS CLA”) and the amended agreements (“amended BMS CLA”) as well as other related agreements. Collaboration revenue related to these contracted services were recognized when performance obligations were satisfied. We recognized nil, $1.8 million and $4.2 million of collaboration revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Following the termination of the amended BMS CLA on February 22, 2023 we did not recognize any further revenue for services rendered in accordance with the BMS CLA.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates, including approval of the MAA and BLA for HEMGENIX®;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of uniQure France SAS.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	AMT-130 (Huntington’s disease). We have incurred costs related to preclinical and nonclinical studies of AMT-130 and have been incurring costs related to our U.S. Phase I/II clinical trial since February 2019. Since 2021, we have also incurred costs related to our Phase Ib/II clinical trial in Europe;
●	AMT-260 (Temporal lobe epilepsy). We have incurred costs related to the preclinical development of AMT-260. We acquired this program on July 30, 2021;
●	AMT-191 (Fabry disease). We have incurred costs related to the preclinical development of AMT-191 for the treatment of Fabry disease;
●	AMT-162 (Amyotrophic Lateral Sclerosis caused by mutations in SOD1) We have incurred costs related to the acquisition in addition to costs incurred to initiate a Phase I/II clinical trial;

●	Etranacogene dezaparvovec (hemophilia B). We have incurred costs related to the research, development, and production of etranacogene dezaparvovec for the treatment of hemophilia B. Up to the Closing of the CSL Behring Agreement, we incurred costs related to the preparation of a BLA and MAA and for commercialization of the Product. We also incurred costs for manufacturing development. After the Closing, CSL Behring is responsible for the clinical and regulatory development and commercialization of the Product;
●	Preclinical research programs. We incurred costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and
●	Technology platform development and other related research. We incurred significant research and development costs related to manufacturing and other enabling technologies that are applicable across all our programs.

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

Research and development expenses for the year ended December 31, 2023 were $214.9 million, compared to $197.6 million and $143.5 million for the years ended December 31, 2022 and 2021, respectively. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Year ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021

	(in thousands)
Amyotrophic lateral sclerosis (AMT-162)	$16,039	$—	$—	$16,039	$—
Temporal lobe epilepsy (AMT-260)	13,037	16,199	913	(3,162)	15,286
Huntington's disease (AMT-130)	12,991	19,846	10,529	(6,855)	9,317
Fabry disease (AMT-191)	2,659	2,862	859	(203)	2,003
Etranacogene dezaparvovec (AMT-060/061)	(1,336)	2,474	8,738	(3,810)	(6,264)
Programs in preclinical development and platform related expenses	11,005	7,157	7,986	3,848	(829)
Total direct research and development expenses	$54,395	$48,538	$29,025	$5,857	$19,513

Employee and contractor-related expenses	76,702	64,935	55,725	11,767	9,210
Facility expenses	29,490	23,582	18,796	5,908	4,786
Disposables	13,232	17,830	14,679	(4,598)	3,151
Share-based compensation expense	16,881	18,402	12,822	(1,521)	5,580
Fair value changes related to contingent consideration	15,895	7,081	6,683	8,814	398
Other expenses	6,831	17,223	5,818	(10,392)	11,405
Impairment related to the Reorganization	1,438	—	—	1,438	—
Total other research and development expenses	$160,469	$149,053	$114,523	$11,416	$34,530

Total research and development expenses	$214,864	$197,591	$143,548	$17,273	$54,043

Direct research and development expenses

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. We have incurred $10.0 million of expenses related to the acquisition. In addition, we have incurred $6.0 million of costs to initiate a Phase I/II clinical trial in 2024.

Temporal lobe epilepsy (AMT-260)

In the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we incurred $13.0 million, $16.2 million and $0.9 million, respectively, expenses for the preclinical development of AMT-260, which we acquired on July 30, 2021. In August 2023, the FDA cleared our IND application, and we started incurring costs for the preparation of a Phase I clinical trial. The decrease in development costs in the year ended December 31, 2023 compared to 2022, results from completing the IND enabling studies, initiated during the year ended December 31, 2022, in the first half of 2023. The increase in development cost in the year ended December 31, 2022, compared to 2021, related to costs incurred in relation to the toxicology study we initiated during the year as well as the manufacturing of supplies for clinical development.

Huntington disease (AMT-130)

We incurred $13.0 million, $19.8 million and $10.5 million expenses in the years ended December 31, 2023, 2022 and 2021 respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II(b) clinical trials in the U.S. and in Europe. We enrolled 26 patients into our U.S. clinical trial between June 19, 2020 and March 21, 2022 and enrolled 13 patients into our European clinical trial between June 23, 2022 and June 21, 2023. The decrease of $6.8 million in external cost in the year ended December 31, 2023 compared to 2022 is a result of enrolling less patients into the clinical trial during 2023, following completion of U.S. enrollment in March 2022. The increase of $9.3 million in external cost in the year ended December 31, 2022 compared to 2021 is a result of increased enrolling activities in 2022, including cross-over patients from our U.S. trial and starting to enroll patients into our European trial in 2022, as well as follow-up activities related to patients enrolled in prior periods.

Fabry disease (AMT-191)

In the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we incurred $2.7 million, $2.9 million and $0.9 million expenses, respectively, primarily related to our preclinical activities. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for Phase I/II clinical trial preparation. The decrease of $0.2 million in external costs in the year ended December 31, 2023 compared to 2022 is a result of completing the IND enabling studies by November 2023. The increase of $2.0 million external costs in the year ended December 31, 2022 compared to 2021 is a result of initiating IND-enabling toxicology studies in August 2022.

Etranacogene dezaparvovec (AMT-060/061)

In the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we incurred $1.4 million income, $2.5 million expenses and $8.7 million expenses, respectively which were primarily related to the Phase II development of the hemophilia B program. After the Closing of the CSL Behring Agreement in May 2021, CSL Behring was responsible for the clinical and regulatory activities and commercialization of the Product. We managed the existing trials on behalf of CSL Behring until such responsibilities were transitioned to CSL Behring in December 2022. Direct research and development expenses related to clinical development incurred in the year ended December 31, 2022 and 2021 are presented net of reimbursements due from CSL Behring. In the same periods, we also incurred costs related to the long-term follow-up of patients in our Phase I/II clinical trial of AMT-060 and our Phase IIb clinical trial of etranacogene dezaparvovec. These costs are also presented net of reimbursements due from CSL Behring.

The decrease of $3.8 million in externals cost in the year ended December 31, 2023 compared to 2022 is a result of transitioning the activities to CSL Behring in December 2022 and winding down the support in early 2023. The decrease of $6.3 million external cost in the year ended December 31, 2022 compared to 2021 is a result of CSL Behring being responsible from May 2021 onwards.

Preclinical programs & platform development

In the years ended December 31, 2023, 2022 and 2021 we incurred $11.0 million, $7.2 million and $8.0 million, respectively, of costs related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $76.7 million in employee and contractor expenses in the year ended December 31, 2023 compared to $64.9 million in 2022 and $55.7 million in 2021. The increase in 2023 of $11.8 million, compared to 2022, primarily related to the hiring of new personnel and contractors to support our clinical-stage programs and manufacturing operations as well as incurring $2.2 million in severance costs related to the Reorganization with no such cost incurred in 2022. Our cost increased in 2022 by $9.2 million compared to 2021 primarily as a result of an increase in personnel and contractor related expenses to support the preclinical and clinical trial development of our product candidates;
●	We incurred $29.4 million in operating expenses and depreciation expenses related to our rented facilities in the year ended December 31, 2023 compared to $23.6 million in 2022 and $18.8 million in 2021. Our costs increased by $5.9 million in 2023 compared to 2022 as a result of incurring additional operating and depreciation expenses in both our Lexington and Amsterdam facilities. The increase in 2022 compared to 2021 of $4.8 million primarily related to operating expenses and depreciation expense incurred from additional sites in Lexington and increased depreciation expense related to the expansion of the Amsterdam facility in 2021;
●	We incurred $13.2 million in disposables costs in the year ended December 31, 2023 compared to $17.8 million in the year ended December 31, 2022 and $14.7 million in the year ended December 31, 2021. The decrease in 2023 related to the reduction in activities in the second half of 2023 due to our Reorganization. The increase in 2022 related to the expansion of our activities to support the development of our product candidates;
●	We incurred $16.9 million in share-based compensation expenses in the year ended December 31, 2023 compared to $18.4 million in 2022 and $12.8 million in 2021. The decrease in 2023 of $1.5 million, compared to 2022, is primarily due to forfeitures as a result of the Reorganization and other severance, and a decrease in the fair value of awards granted. This was partially offset by recognizing compensation cost related to performance share units granted in 2021, for which achievement of related performance conditions was deemed probable during the year ended December 31, 2023. The increase in 2022 compared to 2021 of $5.6 million was primarily driven by the increase in awards granted, including those to newly recruited personnel as well as an increase in expense related to performance share units that were deemed probable;
●	We incurred $15.9 million of expenses for the year ended December 31, 2023 related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $7.1 million and $6.7 million for the same periods in 2022 and 2021. The increase in 2023 was primarily due to an increase in the probability of making future milestone payments following the dosing of the first patient in Phase I/II clinical trial of AMT-260 after receiving IND acceptance in August 2023;
~~●~~	We incurred $1.4 million of costs related to the impairment of the Lexington, MA facility right-of-use asset and related leasehold improvements for the year ended December 31, 2023 compared to nil in prior periods; and
~~●~~	We incurred $6.8 million in other expenses in the year ended December 31, 2023 compared to $17.2 million in 2022 and $5.8 million in 2021. The decrease in costs in 2023 of $10.4 million, compared to 2022, is due to a decrease in contractual license expenses and a reduction in consultant-related expenses. For the year ended December 31, 2023 we incurred $3.1 million in contractual license expenses upon the EMA approval of HEMGENIX® in February 2023 while for the year ended December 31, 2022, we incurred $7.0 million of contractual license expense upon FDA approval of HEMGENIX® and $1.1 million contractual license expense for a valid patent claim granted within the EU. The increase in 2022 compared to 2021 is primarily related to the contractual license expenses incurred in 2022.

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. Our selling costs include employee expenses as well as professional fees related to the preparation of a commercial launch of HEMGENIX® and advisory fees related to obtaining the CSL Behring Agreement.

Selling, general and administrative expenses for the year ended December 31, 2023 were $74.6 million, compared to $55.1 million and $56.3 million for the years ended December 31, 2022 and 2021, respectively.

●	We incurred $24.8 million in personnel and contractor expenses in 2023 compared to $21.1 million in 2022 and $16.0 million in 2021. The increase in 2023 of $3.7 million, compared to 2022, and the increase in 2022 of $5.1 million, compared to 2021 was primarily related to the hiring of personnel and contractors to support our business operations. In 2023, we also incurred $0.4 million in severance expense related to the Reorganization;
●	We incurred $17.4 million of share-based compensation expenses in 2023 compared to $15.5 million in 2022 and $12.8 million in 2021. The increase in 2023 compared to 2022 of $1.8 million was primarily related to an increase in awards granted and from recognizing compensation cost for performance share units granted in December 2021 that were deemed probable in the year ended December 31, 2023 offset by a decrease in expense related to a decrease in the fair value of awards granted. The increase in 2022 compared to 2021 of $2.7 million was primarily related to the increase in awards granted, including those to newly recruited personnel as well as an increase in expense related to performance share units that were deemed probable;
●	We incurred $11.7 million in professional fees in 2023 compared to $7.1 million in 2022 and $9.4 million in 2021. We regularly incur accounting, audit and legal fees associated with operating as a public company. In the year ended December 31, 2023, we incurred additional costs in professional fees related to our global licensing agreement with Apic Bio, entering into the Royalty Purchase Agreement, and other corporate initiatives. Additionally, in the year ended December 31, 2021 we incurred professional fees in relation to our licensing transaction with CSL Behring and our acquisition of uniQure France SAS;
●	We incurred $3.8 million, $1.0 million and $5.1 million in financial advisory fees in relation to our licensing transaction with CSL Behring in the years ended December 31, 2023, December 31, 2022 and December 31, 2021;
●	We incurred $3.8 million in intellectual property fees including registration and professional fees in the year ended December 31, 2023 compared to $1.5 million in 2022 and $2.4 million in 2021. The increase in 2023 compared to 2022 of $2.3 million is mainly related to an increase in professional fees. The decrease in 2022 compared to 2021 of $0.9 million related to a decrease in intellectual property license fees and registration costs; and
●	We incurred $11.6 million in other operating expenses in 2023 compared to $7.9 million in 2022 and $8.2 million in 2021. The increase in 2023 compared 2022 of $3.7 million was primarily a result of an increase in information technology expenses.

Other items, net

In the year ended December 31, 2023, we recognized $0.8 million in other expense in relation to a reduction in the fair market value of our equity stake in VectorY B.V. following an October 2023 financing round. We recognized other income of $0.3 million and $3.0 million related to the equity stake for the years ended December 31, 2022 and 2021, respectively. We received the equity stake in VectorY B.V. in conjunction with a settlement agreement that the Company and VectorY B.V. entered into in April 2021.

We recognized nil in other income of employee retention credit under the U.S. CARES Act in the year ended December 31, 2023, compared to nil and $2.6 million of such income for the same periods in 2022 and 2021, respectively.

In 2023, we recognized $5.0 million in income related to payments received from European authorities to subsidize our research and development efforts in the Netherlands compared to $5.6 million in 2022 and $5.3 million in 2021.

Other income for the years ended December 31, 2023, 2022, and 2021 also includes income from the subleasing of a portion of our Amsterdam facility. We present expenses related to such income as other expense.

Other non-operating items, net

Our non-operating items, net, for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year ended December 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Interest income	$19,562	$609	$162	$18,953	$447
Interest expense	(41,557)	(11,704)	(7,474)	(29,853)	(4,230)
Foreign currency (losses) / gains, net	(1,691)	23,235	29,660	(24,926)	(6,425)
Other non-operating gains / (losses)	—	2,760	(160)	(2,760)	2,920
Total non-operating (expense) / income, net	$(23,686)	$14,900	$22,188	$(38,586)	$(7,288)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $19.6 million interest income in 2023, $0.6 million in 2022 and $0.2 million in 2021. Interest income increased by $19.0 million in 2023 compared to 2022 as a result of earning interest income from investing the proceeds of our May 2023 Royalty Financing Agreement as well as the $100.0 million milestone payment collected from CSL Behring in July 2023 into debt securities. In addition, our interest income in 2023 and 2022 compared to 2021 benefited from an increase in interest rates on cash on hand. Our interest income increased in 2022 by $0.4 million compared to 2021 primarily due to the interest income earned on investment securities.

We recognized $41.6 million interest expense in 2023, $11.7 million in 2022 and $7.5 million in 2021. Interest expense increased by $29.9 million in 2023 compared to 2022 due to an increase in market interest rates related to the Hercules debt as well as the recognition of $26.9 million of accrued interest expense related to the Royalty Financing Agreement that we entered into in May 2023. Our interest expense in 2022 primarily increased by $4.2 million compared to 2021 due to an increase in market interest rates in 2022.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies. In 2023, we recognized a net foreign currency loss of $1.7 million related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, compared to a net gain of $23.2 million in 2022 and a net gain of $29.7 million in 2021.

In 2023, we recognized nil within Other non-operating gains /(losses). In 2022, we recognized a $2.8 million net gain within Other non-operating gains / (losses) related to a decrease in the fair value market value of a derivative financial liability related to the change of control payment (“CoC-payment”) compared to a net loss of $0.2 million in 2021. We recorded a net gain in 2022 as no change of control event had occurred as of the February 22, 2023 Termination Date of the amended BMS CLA. We had recorded a net loss of $0.2 million in 2021 for the increase in the fair market value of the derivative financial liability related to the CoC-payment.

Income tax

We recognized $1.9 million of deferred tax expense in 2023, compared to $1.5 million of deferred tax income in 2022 and $3.2 million of deferred tax expense in 2021. In 2023, deferred tax expense recorded in the U.S., related to the consumption of net operating losses, more than offset the deferred tax income recorded as a result of the buildup of net operating losses by the French entity.

Deferred tax income recorded in 2022 results from deferred tax benefits recorded related to the buildup of net operating losses by the French entity which are partially offset by deferred tax expense recorded in the U.S. as a result of the consumption of net operating losses. In addition, we recorded deferred tax expense resulting from the release of valuation allowance for the tax benefit of share issuance costs within the Netherlands in 2022.

Deferred tax expense recorded in 2021 results from the consumption of net operating tax losses by our U.S. entity as well as deferred tax expense resulting from the release of valuation allowance for the tax benefit of share issuance costs within the Netherlands.

Financial Position, Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents, restricted cash and investment securities of $621.1 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs and following the Reorganization, we believe that our cash and cash equivalents and investment securities will fund our operations into second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding if we decide to advance AMT-130 for our Huntington’s disease gene therapy program or any of our other product candidates into late-stage clinical development. Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2023, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $100.0 million. Future interest payments and financing fees associated with the loan total $47.6 million, with $13.4 million payable within 12 months. We are contractually required to repay the $100.0 million in full in January 2027.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of December 31, 2023, we had fixed lease payment obligations of $53.1 million, with $8.3 million payable within 12 months.

Commitments related to acquisition of uniQure France SAS (nominal amounts)

In relation to our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In September 2023, we made a payment of EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS following the FDA’s clearance of the IND application for AMT-260. As of December 31, 2023, our remaining commitment amounts include a EUR 30.0 million ($33.1 million) milestone payment due upon treating the first patient in a Phase I/II clinical trial for AMT-260 and EUR 160.0 million ($176.6 million) in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of December 31, 2023, of $1.10/€1.00. As of December 31, 2023, we expect these obligations will become payable between the first half of 2024 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the years ended December 31:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$231,173	$559,353	$247,680
Net cash used in operating activities	(145,929)	(145,060)	287,959
Net cash used in investing activities	(205,686)	(182,734)	(67,387)
Net cash generated from financing activities	362,721	1,445	94,858
Foreign exchange impact	2,265	(1,831)	(3,757)
Cash, cash equivalents and restricted cash at the end of period	$244,544	$231,173	$559,353

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon Closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $308.5 million for the year ended December 31, 2023, and net loss of $126.8 million in 2022, and a net income of $329.6 million in 2021. As of December 31, 2023, we had an accumulated deficit of $890.4 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners as well as from selling a portion of royalties due from our collaboration partner CSL Behring. In May 2021, we received a $462.4 million cash payment due from CSL Behring. We have collected $55.0 million related to CSL Behring’s global regulatory submissions for etranacogene dezaparvovec in March and April 2022, and $100.0 million in July 2023 related to the first sale milestone of HEMGENIX® in the U.S., and are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from the Royalty Financing Transaction) on net sales of HEMGENIX®.

On March 1, 2021, we entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which we, from time to time in our sole discretion, could offer and sell through SVB Leerink, acting as agent, our ordinary shares, up to an aggregate offering price of $200.0 million. In the year ended December 31, 2021, we received net proceeds of $29.6 million from the issuance of 921,730 ordinary shares under the Sales Agreement that took place during March and April of that year. We paid SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as a sales agent under the Sales Agreement. We did not issue any ordinary shares under the Sales Agreement for the 12-month periods ended December 31, 2023 and  December 31, 2022.

On January 29, 2021, we drew down $35 million under a facility agreement with Hercules. We drew down a further $30 million under our 2021 Restated Facility with Hercules in December 2021.

We and Hercules amended the 2021 Restated Facility on May 12, 2023. The 2023 Amended Facility extends the maturity date and interest-only period from December 1, 2025 to January 5, 2027.

We are required to repay the entire principal balance of $100.0 million on the maturity date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2023 Amended Facility, we owe a back-end fee of $4.9 million on December 1, 2025 and a back-end fee of $1.3 million on January 5, 2027.

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

Net Cash used in / generated from operating activities

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities
Net (loss) / income	$(308,478)	$(126,789)	$329,589
Adjustments to reconcile net (loss) /income to net cash (used in) / generated from operating activities:
Depreciation, amortization and impairment	11,900	8,537	7,299
Amortization of premium/discount on investment securities	(10,917)	—	—
Share-based compensation expense	35,093	34,204	25,635
Royalty financing agreement interest expense	26,933	—
Deferred tax expense / (income)	1,921	(1,470)	3,210
Change in fair value of contingent consideration and derivative financial instrument, net	15,895	4,320	6,843
Unrealized foreign exchange (gains) / losses, net	(2,206)	(22,083)	(31,335)
Other items, net	4,721	1,605	(2,800)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(1,323)	(4,083)	(3,959)
Contract asset related to CSL Behring milestone payments	100,000	(45,000)	(55,000)
Inventories	(6,740)	(6,924)	-
Accounts payable	(4,169)	9,238	(727)
Accrued expenses, other liabilities, and operating leases	(6,645)	3,385	9,204
Contingent consideration milestone payment	(1,914)	—	-
Net cash (used in) / generated from operating activities	$(145,929)	$(145,060)	$287,959

Net cash used in operating activities was $145.9 million for the year ended December 31, 2023, and consisted of a net loss of $308.5 million adjusted for non-cash items, including depreciation, amortization and impairment expense of $11.9 million, amortization of the premium/discount on investment securities of $10.9 million, share-based compensation expense of $35.1 million, $26.9 million of interest expense related to the royalty financing agreement, a change in deferred taxes of $1.9 million, $15.9 million change in the fair value of contingent consideration and unrealized foreign exchange gains of $2.2 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $81.1 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $1.3 million. There was a net decrease in contract assets of $100.0 million related to the collection of the $100.0 million milestone due from CSL Behring in July 2023. There was an increase in inventory balances of $6.7 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $10.8 million, primarily related to a decrease of $4.2 million in accounts payable and a decrease of $6.6 million related to various accruals. Net cash used in operating activities also includes a payment for a contingent consideration milestone of $1.9 million.

Net cash used in operating activities was $145.1 million for the year ended December 31, 2022, and consisted of a net loss of $126.8 million adjusted for non-cash items, including depreciation and amortization expense of $8.5 million, share-based compensation expense of $34.2 million, changes in the fair value of contingent consideration and the derivative financial liability of $4.3 million, unrealized foreign exchange gains of $22.1 million and a change in deferred taxes of $1.5 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $43.4 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $4.1 million. There was a net increase in contract assets related to CSL Behring milestone payments of $45.0 million. The net increase related to $100.0 million recognized as a contract asset in the current period and collection of $55.0 million of the contract asset related to the CSL milestones of $55.0 million in March 2022 and April 2022. There was an increase in inventories of $6.9 million related to the production of HEMGENIX® under the CSL Behring Agreement. These changes also relate to a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $12.6 million, primarily related to an increase in accounts payable.

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

Net cash used in investing activities

In 2023, we used $205.7 million in our investing activities compared to $182.7 million in 2022 and $67.4 million in 2021.

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Investment in investment securities	$(366,439)	$(163,146)	$—
Proceeds from maturity of investment securities	167,907	—	—
Build out of Amsterdam site	(3,389)	(11,904)	(12,412)
Build out of Lexington site	(3,765)	(5,784)	(5,026)
Acquisition of uniQure France SAS, net of cash acquired	—	(1,900)	(49,949)
Net cash used in investing activities	$(205,686)	$(182,734)	$(67,387)

In the years ended December 31, 2023 and 2022, we invested $366.4 million and $163.1 million, respectively, of our cash on hand into euro and dollar denominated government bonds. We made no such investments in 2021. In the year ended December 31, 2023 we received $167.9 million in proceeds from the maturing of investments securities.

In 2023, we invested $3.4 million in the build out of our Amsterdam site compared to $11.9 million in 2022 and $12.4 million in 2021. Our investments in 2023 and 2022 related to investments into equipment while in 2021 investments primarily related to the construction of additional laboratories to support the expansion of our research and development activities as well as the construction of a cleanroom designed to be capable of manufacturing cGMP materials at a 500-liter scale.

In 2023, we invested $3.8 million in our facility in Lexington compared to $5.8 million in 2022 and $5.0 million in 2021. Our investments in 2023 are a result of improvements made to the lease facility and investment in office and laboratory equipment.

We paid EUR 1.8 million ($1.9 million) to acquire the remaining outstanding shares of uniQure France SAS in February, July and September 2022. We paid EUR 42.1 million ($49.9 million), net of EUR 2.8 million ($3.3 million) of cash acquired, during the year ended December 31, 2021 to acquire 97.7% of the outstanding ordinary shares of uniQure France SAS on July 30, 2021.

Net cash generated from financing activities

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from financing activities
Proceeds from Royalty Financing Agreement, net of debt issuance costs	$370,062	$-	$-
Contingent consideration milestone payment	(7,649)	-	-
Proceeds from issuance of shares related to employee stock option and purchase plans	308	1,445	2,798
Proceeds from loan increment, net of debt issuance costs	-	-	64,067
Proceeds from issuance of ordinary shares, net of issuance costs	-	-	29,565
Repayment of debt assumed through the acquisition of uniQure France SAS	-	-	(1,572)
Net cash generated from financing activities	$362,721	$1,445	$94,858

In June 2023, we received $370.1 million net proceeds from the Royalty Financing Agreement.

In September 2023, following the FDA’s clearance of the IND application for AMT-260, we made a payment of $10.6 million to the former shareholders of uniQure France SAS based on contractually defined milestones. $9.6 million of this payment related to a contingent consideration of which $7.6 million was classified as cash flows from financing activities and $1.9 million was classified as a net cash flow used in operating activities.

In 2023, we received $0.3 million from the exercise of options to purchase ordinary shares issued in accordance with our share incentive plans, compared to $1.4 million in 2022 and $2.8 million in 2021.

In January 2021, we received $34.6 million net proceeds from the 2021 Amended Facility and in December 2021 we received $29.5 million net proceeds from the 2021 Restated Facility for combined net proceeds of $64.1 million (nil in 2023 and 2022).

We received net proceeds of $29.6 million associated with our ATM offering in March and April 2021. No such proceeds were received in 2023 or 2022.

Upon the acquisition of uniQure France SAS, uniQure France SAS held loans with an outstanding amount equal to EUR 1.4 million ($1.6 million). During the year ended December 31, 2021, the loans were repaid in their entirety.

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;

●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for AMT-130 in Huntington’s disease;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;

●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;

●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;

●	our ability to enter into collaboration arrangements in the future;

●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims; and
●	the costs associated with maintaining quality compliance and optimizing our manufacturing processes, including the operating costs associated with our Lexington, Massachusetts manufacturing facility.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Variations in exchange rates will impact earnings and other comprehensive income or loss. On December 31, 2023, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, pre-tax loss for the year would have been $6.0 million higher (December 31, 2022: pre-tax loss $20.4 million lower), and other comprehensive loss would have been $0.3 million higher (December 31, 2022: $24.4 million higher). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, pre-tax loss for the year would have been $6.0 million lower (December 31, 2022: pre-tax loss $20.4 million higher), and other comprehensive loss would have been $2.6 million lower (December 31, 2022: $32.1 million lower).

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

In June 2013, we entered into the Hercules Agreement, which was last amended in May 2023, under which our borrowings bear interest at a variable rate with a fixed floor. Long-term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2023, the loan bore an interest rate of 13.2%.

As of December 31, 2023, if interest rates on borrowings had been 1.0% higher with all other variables held constant, pre-tax earnings for the year would have been $1.0 million lower (2022: $1.0 million lower; 2021: $0.7 million lower.)

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

The duration of all of our investment securities held as of December 31, 2023, was between one to seven months. Due to the relatively short-term nature of these financial instruments and our ability and intention to hold these investments to maturity, we believe there is no material exposure to interest rate risk.

Credit Risk

Credit risk is managed on a consolidated basis. Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions, outstanding receivables and committed transactions with collaboration partners and security deposits paid to landlords. We currently have no wholesale debtors other than CSL Behring.

We deposited funds as security to our landlord related to our facility in Amsterdam. We also deposited funds to the provider of our U.S. corporate credit cards. The deposits are neither impaired nor past due.

Our cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value. Restricted cash includes deposits made in relation to facility leases. We also have short-term investment securities in U.S. and European government bonds maturing within one to seven months. Our investment policy requires us to invest in U.S. and European government bonds with the highest investment credit rating. Due to the high credit quality of our counterparties, we believe there is no material exposure to credit risk in our portfolio of investment securities.

Liquidity Risk

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs and following the Reorganization, we believe that our cash and cash equivalents and investment securities will fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding if we decide to advance AMT-130 for our Huntington’s disease gene therapy program or any of our other product candidates into late-stage clinical development. The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet date. Disclosed in the table below are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value as the impact of discounting is not significant.

			Less than	Between	Between
	Undefined		1 year	1 - 3 years	3 - 5 years	Over 5 years

	(in thousands)
At December 31, 2023
Long-term debt		$—	$13,420	$134,150	$—	$—
Accounts payable, accrued expenses and other current liabilities		—	37,120	—	—	—
Commitments related to acquisition of uniQure France SAS (maximum nominal amounts)(1)		209,707	—	—	—	—
Total		$209,707	$50,540	$134,150	$—	$—
At December 31, 2022
Long-term debt	$		14,870	129,622
Accounts payable, accrued expenses and other current liabilities			41,555
Commitments related to acquisition of uniQure France SAS (maximum nominal amounts)(1)		214,070
Total		$214,070	$56,425	$129,622	$—	$—

(1)  Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2023, of $1.10 / €1.00

In relation to our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. The timing of achieving these milestones, as well as whether the milestone will be achieved at all, and consequently the timing of payments is generally uncertain. We expect these obligations will become payable between 2024 and 2031, with the next milestone expected to be settled within the next year. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in Part IV, Item 15, and is incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”, our principal executive officer) and chief financial officer (“CFO”, our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO 2013 framework.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is filed within this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendments to Code of Ethics

On February 27, 2024, our Board approved certain amendments to our Code of Business Conduct and Ethics (as amended, the “Code”) upon the recommendation of the Audit Committee of the Board. The Code was approved and adopted by the Board as part of its ordinary course and recurring review of our corporate codes and policies and applies to our employees, directors and officers. The amendments to the Code did not relate to or result in any waiver, explicit or implicit, of any provision of the Code in effect prior to the amendment.

The amendments to the Code update, clarify and, in certain cases, enhance provisions of the Code including, but not limited to, the reporting of actual or possible violations of the Code, the scope of matters that are reportable under the Code, the scope of the Audit Committee’s oversight regarding concerns and complaints involving allegations of fraud or violations of applicable law or regulation, and enforcement and compliance procedures with respect to alleged violations of the Code.

The above description of the Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Code, a copy of which is filed as Exhibit 14.1 to this Annual Report on Form 10-K and available on the Investors & Media subpage of our website at www.uniqure.com under the “Corporate Governance” link. Information on our website shall not be deemed incorporated by reference into, or to be a part of, this Annual Report on Form 10-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 annual meeting of shareholders, which we will file within 120 days of December 31, 2023, or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 annual meeting of shareholders, which we will file within 120 days of December 31, 2023, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 annual meeting of shareholders, which we will file within 120 days of December 31, 2023, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 annual meeting of shareholders, which we will file within 120 days of December 31, 2023, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 annual meeting of shareholders, which we will file within 120 days of December 31, 2023, or will be included in an amendment to this Annual Report on Form 10-K.

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

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

uniQure N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of uniQure N.V. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three year-period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Amstelveen, the Netherlands
February 28, 2024

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$241,360	$228,012
Current investment securities	376,532	124,831
Accounts receivable and contract asset	4,193	102,376
Inventories, net	12,024	6,924
Prepaid expenses	15,089	11,817
Other current assets and receivables	2,655	2,814
Total current assets	651,853	476,774
Non-current assets
Property, plant and equipment, net	46,548	50,532
Non-current investment securities	—	39,984
Operating lease right-of-use assets	28,789	32,726
Intangible assets, net	60,481	58,778
Goodwill	26,379	25,581
Deferred tax assets, net	12,276	14,528
Other non-current assets	5,363	6,061
Total non-current assets	179,836	228,190
Total assets	$831,689	$704,964
Current liabilities
Accounts payable	$6,586	$10,984
Accrued expenses and other current liabilities	30,534	30,571
Current portion of contingent consideration	28,211	25,982
Current portion of operating lease liabilities	8,344	8,382
Total current liabilities	73,675	75,919
Non-current liabilities
Long-term debt	101,749	102,791
Liability from royalty financing agreement	394,241	—
Operating lease liabilities, net of current portion	28,316	31,719
Contingent consideration, net of current portion	14,795	9,334
Deferred tax liability, net	7,543	8,257
Other non-current liabilities	3,700	935
Total non-current liabilities	550,344	153,036
Total liabilities	624,019	228,955
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of December 31, 2023 and December 31, 2022 and 47,833,830 and 46,968,032 ordinary shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,883	2,838
Additional paid-in-capital	1,148,749	1,113,393
Accumulated other comprehensive loss	(53,553)	(58,291)
Accumulated deficit	(890,409)	(581,931)
Total shareholders' equity	207,670	476,009
Total liabilities and shareholders' equity	$831,689	$704,964

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS AND INCOME

	Year ended December 31,
	2023	2022	2021

	(in thousands, except share and per share amounts)
License revenues	$2,758	$100,000	$517,400
Contract manufacturing revenues	10,835	1,717	—
Collaboration revenues	2,250	4,766	6,602
Total revenues	15,843	106,483	524,002
Operating expenses:
Cost of license revenues	(65)	(1,254)	(24,976)
Cost of contract manufacturing revenues	(13,563)	(2,089)	—
Research and development expenses	(214,864)	(197,591)	(143,548)
Selling, general and administrative expenses	(74,591)	(55,059)	(56,290)
Total operating expenses	(303,083)	(255,993)	(224,814)
Other income	6,059	7,171	12,306
Other expense	(1,690)	(820)	(876)
(Loss) / income from operations	(282,871)	(143,159)	310,618
Interest income	19,562	609	162
Interest expense	(41,557)	(11,704)	(7,474)
Foreign currency (losses) / gains, net	(1,691)	23,235	29,660
Other non-operating gains / (losses), net	—	2,760	(160)
(Loss) / income before income tax (expense) / benefit	$(306,557)	$(128,259)	$332,806
Income tax (expense) / benefit	(1,921)	1,470	(3,217)
Net (loss) / income	$(308,478)	$(126,789)	$329,589
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net	6,874	(29,435)	(38,763)
Defined benefit pension loss, net of taxes	(2,136)	—	—
Total comprehensive (loss) / income	$(303,740)	$(156,224)	$290,826
Earnings per ordinary share - basic
Basic net (loss) / income per ordinary share	$(6.47)	$(2.71)	$7.17
Earnings per ordinary share - diluted
Diluted net (loss) / income per ordinary share	$(6.47)	$(2.71)	$7.04
Weighted average shares - basic	47,670,986	46,735,045	45,986,467
Weighted average shares - diluted	47,670,986	46,735,045	46,840,972

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income / (loss)	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2020	44,777,799	$2,711	$1,016,018	$9,907	$(784,731)	$243,905
Income for the period	—	—	—	—	329,589	329,589
Other comprehensive loss	—	—	—	(38,763)	—	(38,763)
Issuance of ordinary shares	921,730	55	29,509			29,564
Income tax benefit of past share issuance cost			3,047			3,047
Exercises of share options	241,496	15	2,638	—	—	2,653
Restricted and performance share units distributed during the period	352,886	21	(21)	—	—	—
Share-based compensation expense	—	—	25,635	—	—	25,635
Issuance of ordinary shares relating to employee stock purchase plan	4,724	—	146	—	—	146
Balance at December 31, 2021	46,298,635	$2,802	$1,076,972	$(28,856)	$(455,142)	$595,776
Loss for the period	—	—	—	—	(126,789)	(126,789)
Other comprehensive loss	—	—	—	(29,435)	—	(29,435)
Income tax benefit of past share issuance cost	—	—	808	—	—	808
Exercises of share options	152,356	8	1,272	—	—	1,280
Restricted and performance share units distributed during the period	505,799	27	(27)	—	—	—
Share-based compensation expense	—	—	34,204	—	—	34,204
Issuance of ordinary shares relating to employee stock purchase plan	11,242	1	164	—	—	165
Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(308,478)	(308,478)
Other comprehensive income, net	—	—	—	4,738	—	4,738
Exercises of share options	14,070	1	129	—	—	130
Restricted and performance share units distributed during the period	832,530	43	(43)	—	—	—
Share-based compensation expense	—	—	35,093	—	—	35,093
Issuance of ordinary shares relating to employee stock purchase plan	19,198	1	177	—	—	178
Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash flows from operating activities
Net (loss) / income	$(308,478)	$(126,789)	$329,589
Adjustments to reconcile net (loss) / income to net cash (used in) / generated from operating activities:
Depreciation, amortization and impairment	11,900	8,537	7,299
Amortization of premium/discount on investment securities	(10,917)	-	-
Share-based compensation expense	35,093	34,204	25,635
Royalty financing agreement interest expense	26,933	-	-
Deferred tax expense / (income)	1,921	(1,470)	3,210
Changes in fair value of contingent consideration and derivative financial instrument, net	15,895	4,320	6,843
Unrealized foreign exchange gains, net	(2,206)	(22,083)	(31,335)
Other items, net	4,721	1,605	(2,800)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(1,323)	(4,083)	(3,959)
Contract asset related to CSL Behring milestone payments	100,000	(45,000)	(55,000)
Inventories	(6,740)	(6,924)	-
Accounts payable	(4,169)	9,238	(727)
Accrued expenses, other liabilities, and operating leases	(6,645)	3,385	9,204
Contingent consideration milestone payment	(1,914)	-	-
Net cash (used in) / generated from operating activities	(145,929)	(145,060)	287,959
Cash flows from investing activities
Investment in debt securities	(366,439)	(163,146)	-
Proceeds on maturity of debt securities	167,907	-	-
Purchases of property, plant, and equipment	(7,154)	(17,688)	(17,438)
Acquisition of uniQure France SAS, net of cash acquired	-	(1,900)	(49,949)
Net cash used in investing activities	(205,686)	(182,734)	(67,387)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	30,899
Share issuance costs from issuance of ordinary shares	-	-	(1,334)
Proceeds from royalty financing agreement	374,350	-	-
Payment of debt issuance costs	(4,288)	-	-
Repayment of debt acquired through acquisition of uniQure France SAS	-	-	(1,572)
Proceeds from loan increment, net of debt issuance costs	-	-	64,067
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	308	1,445	2,798
Contingent consideration milestone payment	(7,649)	-	-
Net cash generated from financing activities	362,721	1,445	94,858
Currency effect on cash, cash equivalents and restricted cash	2,265	(1,831)	(3,757)
Net increase / (decrease) in cash, cash equivalents and restricted cash	13,371	(328,180)	311,673
Cash, cash equivalents and restricted cash at beginning of period	231,173	559,353	247,680
Cash, cash equivalents and restricted cash at the end of period	$244,544	$231,173	$559,353
Cash and cash equivalents	$241,360	$228,012	$556,256
Restricted cash related to leasehold and other deposits	3,184	3,161	3,097
Total cash, cash equivalents and restricted cash	$244,544	$231,173	$559,353
Supplemental cash flow disclosures:
Cash paid for interest	$(16,878)	$(9,247)	$(6,539)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(513)	$(964)	$1,488

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

The consolidated financial statements presented have been prepared on a going concern basis based on the Company’s cash and cash equivalents as of December 31, 2023 and the Company’s budgeted cash flows for the twelve months following the issuance date.

2.2         Use of estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP and Securities and Exchange Commission (“SEC”) rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to contingent consideration related to the acquisition of uniQure France SAS, the treatment of revenue to be recognized under the commercialization and license agreement entered into (“CSL Behring Agreement”) between the Company and CSL Behring LLC (“CSL Behring”), and the assessment of a valuation allowance on the Company’s deferred tax assets in the Netherlands. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

2.3.5 uniQure France SAS transaction

On June 21, 2021, we entered into a share and purchase agreement (“SPA”) to acquire all of the outstanding ordinary shares of uniQure France SAS (formerly Corlieve Therapeutics SAS), a privately held French gene therapy company (“uniQure France SAS Transaction”). On July 30, 2021 (“Acquisition Date”), the Company acquired uniQure France SAS. The Company evaluated the uniQure France SAS transaction as to whether or not the transaction should be accounted for as a business combination or asset acquisition. Refer to Note 3 “uniQure France SAS transaction” for further detail.

a.	Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the net assets assumed in a business combination. Goodwill is not amortized but is evaluated for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2023, 2022 and 2021, the Company has not recognized any impairment charges related to goodwill.

Refer to Note 3 “uniQure France SAS transaction” for further detail.

b.	Acquired research and development

The Company identified various licenses that combined with the results of the research and development activities conducted in relation to its target candidate for the treatment of temporal lobe epilepsy (“AMT-260”) since incorporation of uniQure France SAS in 2019 constitute an In-process research and development intangible asset (“IPR&D Intangible Asset”). The IPR&D Intangible Asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and is not amortized. If and when development is completed, which generally occurs when regulatory approval to market a product is obtained, the associated asset would be deemed finite-lived and would then be amortized based on its respective useful life at that point in time. For the years ended December 31, 2023, 2022 and 2021, the Company has not recognized any impairment charges related to the IPR&D Intangible Asset.

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

Refer to Note 3 “uniQure France SAS transaction” for further detail.

c.	Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with the uniQure France SAS transaction to their fair value and records changes in the fair value within research and development expenses. Changes in contingent consideration obligations result from changes in assumptions regarding the probabilities of achieving the relevant milestones, or probability of success (“POS”), the estimated timing of achieving such milestones, and the interest rate to discount the payments. Payments of portions of contingent consideration initially recorded as of the acquisition date are recorded as cash flows from financing activities, and payments, or the portion of the milestone payments representing changes in the fair value of contingent consideration subsequent to the initial recognition are recorded as cash flows from operating activities.

Refer to Note 3 “uniQure France SAS transaction” for further detail.

2.3.6      Notes to the consolidated statements of cash flows

The consolidated statements of cash flows have been prepared using the indirect method. The cash disclosed in the consolidated statements of cash flows is comprised of cash and cash equivalents and restricted cash. Cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value.

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

Refer to Note 21 “Basic and diluted earnings per share” for further information.

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

Refer to Note 2.3.5 “uniQure France SAS transaction” for information on impairment testing related to goodwill and acquired research and development intangible assets.

2.3.10    Investment securities

Investment securities consist of sovereign debt with residual maturities of less than 12 months (presented as current) and beyond (presented as non-current). The Company classifies these securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for applicable accrued interest and the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the term of the related held-to-maturity security as an adjustment to yield using the effective interest rate method.

Investments securities with original maturities of less than three months when purchased are presented within cash and cash equivalents (December 31, 2023: nil, December 31, 2022: $21.2 million).

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

Refer to Note 6 “Investment securities” for further information.

2.3.11    Accounts receivable

Accounts receivables include amounts due from services provided to the Company’s licensing and collaboration partners as well as unconditional rights to consideration from its licensing and collaboration partners.

2.3.12    Inventories

The Company started producing commercial materials in April 2022 to supply CSL Behring in accordance with the June 2020 Development and Commercial Supply Agreement between the Company and CSL Behring. From this date onwards, the Company presents the costs associated with the aforementioned activities as cost of contract manufacturing. Refer to Note 5 “Collaboration arrangements and concentration of credit risk” for further detail.

Per ASC 330, Inventory, inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out basis. The Company capitalizes raw materials to the extent these can be used in contract manufacturing for CSL Behring. The Company uses standard costs, approximating average costs to determine its cost basis for work in progress and finished goods. The Company’s assessment of recoverability value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventory. As applicable, write-downs resulting from adjustments to net realizable value will be recorded to cost of contract manufacturing.

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

2.3.16    Leases

The Company records leases in accordance with ASC 842, Leases and determines if an arrangement is a lease at inception. Operating lease right-of-use assets and lease liabilities are initially recognized based on the present value of future minimum lease payments over the lease term at commencement date calculated using an incremental borrowing rate applicable to the lease asset unless the implicit rate is readily available. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of twelve months or less are not recognized on the consolidated balance sheets.

The Company recognizes lease cost on a straight-line basis and presents these costs as operating expenses within the Consolidated statements of operations and comprehensive income / (loss). The Company presents lease payments within cash flows from operations within the Consolidated statements of cash flows.

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

The Company maintains defined benefit plans for its Swiss employees, including retirement benefit plans required by applicable local law. The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation - Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s consolidated balance sheet. The liability in respect to defined benefit pension plans is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method.

The projected benefit obligation as of December 31, 2023 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service cost is reported in research and development and general and administrative expenses. All other components of net period costs are reported in interest expense in the consolidated statement of operations and comprehensive loss. Plan assets are recorded at their fair value. Gains or losses arising from plan curtailments or settlements are accounted for at the time they occur. Actuarial gains and losses arising from differences between the actual and the expected return on plan assets are recognized in accumulated other comprehensive income (loss).

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

2.3.21 Revenue recognition

The Company primarily generates revenue from its commercialization and license agreement with CSL Behring. The Company generated revenue from services provided to Bristol-Myers Squibb (“BMS”)  until  February 21, 2023 (“Termination Date”).

CSL Behring collaboration

On June 24, 2020 (“Signing Date”), the Company entered into a commercialization and license agreement pursuant to which CSL Behring received exclusive global rights to etranacogene dezaparvovec (“Product”). On May 6, 2021, the CSL Behring Agreement became fully effective (“Closing”). The Company concluded that CSL Behring is a customer in accordance with ASC 606, Revenue from Contracts with Customers and identified two material performance obligations related to the CSL Behring Agreement:

(i)	Sale of the exclusive global rights to etranacogene dezaparvovec, a gene therapy for patients with hemophilia B (the “Product”) (“License Sale”); and
(ii)	Generate information to support the regulatory approval of the current and next generation manufacturing process of the Product and to provide any such information generated to CSL Behring (“Manufacturing Development”).

These performance obligations were considered distinct from one another, as CSL Behring can benefit from the identified service either on its own or together with other resources that are readily available to CSL Behring, and as the performance obligations are separately identifiable from other performance obligations in the CSL Behring Agreement. The Company continued to develop the Product between the Signing Date and Closing and performed certain reimbursable activities to fulfill the transfer of the global rights (“Additional Covenants” and together with the License the “License Sale”). The Additional Covenants are not considered distinct from the performance obligation to sell the license to CSL Behring as CSL Behring could not benefit from the Additional Covenants on their own, or have these activities be performed with readily available resources.

Refer to Note 5 “Collaboration arrangements and concentration of credit risk” for further detail.

Bristol-Myers Squib collaboration

The Company initially entered into collaboration, research, and license agreements with BMS in 2015 (“BMS CLA”) and amended them in 2020 (“amended BMS CLA”). The agreement terminated on February 21, 2023.

The Company provided pre-clinical research activities ("Collaboration Revenue") under the amended BMS CLA.

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

The benefits of tax positions are recognized only if those positions are more likely than not, based on the technical merits, to be sustained upon examination. Recognized tax positions are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023, and 2022, the Company did not have any significant unrecognized tax benefits.

2.3.25 Royalty Financing Agreement

In May 2023, uniQure biopharma B.V. (“uniQure biopharma”), a wholly-owned subsidiary of the Company entered into an agreement (the “Royalty Financing Agreement”) with the HemB SPV, L.P. (the “Purchaser”) to sell certain current and future royalties due to uniQure biopharma from CSL Behring under the CSL Behring Agreement by and between uniQure biopharma and CSL Behring from the net sales of HEMGENIX®. Refer to Note 14 “Royalty Financing Agreement” for further details of the Royalty Financing Agreement. The Company determined that the Royalty Financing Agreement should be accounted for as debt in accordance with topic ASC 470, Debt. The Company initially recognized the debt at fair value. The Company subsequently records the debt at amortized cost and determines the effective interest rate based on its projection of contractual cash flows. Interest expense (presented as “Interest Expense” in the consolidated statements of operations and comprehensive (loss) / income) is recorded over the projected repayment period using the effective interest method. The Company periodically assesses and adjusts the effective interest rate to reflect changes in projected cash flows. The Company prospectively applies the adjusted effective interest rate following the date of change.

In accordance with topic ASC 835, Interest, debt issuance costs incurred in relation to the Royalty Financing Agreement are presented as a reduction of carrying amount of the debt. Debt issuance cost is amortized together with the interest expense recorded.

2.3.26 Restructuring expenses

Restructuring charges principally consist of one-time termination benefits. The Company records one-time termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.

Other costs relate to the impairment of the Lexington facility that was closed as a result of a reorganization plan  (the “Reorganization”). The Company has recognized an impairment loss of the right-of-use asset and corresponding leasehold improvements in accordance with ASC 360, Property, Plant and Equipment.

2.3.27 Recently Adopted Accounting Pronouncements

None.

Recent Accounting Pronouncements Not Yet Effective

None.

3.            uniQure France SAS transaction

At the Acquisition Date, the Company acquired uniQure France SAS (formerly Corlieve Therapeutics SAS). Following uniQure France SAS’s formation in November 2019, uniQure France SAS obtained exclusive licenses to certain patents from two French research institutions that continue to collaborate with the Company. uniQure France SAS also obtained an exclusive license from Regenxbio Inc. (“Regenxbio”). uniQure France SAS and Regenxbio simultaneously entered into a collaboration plan related to agreed joint preclinical research and development activities. At the Acquisition Date, uniQure France SAS and its Swiss subsidiary, Corlieve Therapeutics AG, employed seven employees.

The Company evaluated the uniQure France SAS transaction as to whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Based on the fair values of the gross assets acquired, the Company determined the screen test was not met. The Company further analyzed whether or not the acquired inputs and processes that have the ability to create outputs would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Identifiable assets and liabilities of uniQure France SAS, including identifiable intangible assets, were recorded at their fair values as of the Acquisition Date, when the Company obtained control. The excess of the fair value of the consideration transferred over the fair value of the net assets acquired was recorded as goodwill.

Consideration

On the Acquisition Date, the Company acquired 97.7% of the outstanding ordinary shares of uniQure France SAS in return for EUR 44.9 million ($53.3 million as of the Acquisition Date). The Company acquired the remaining outstanding ordinary shares in February, July and September 2022 for a total of EUR 1.8 million ($1.9 million).

In addition to the payments to acquire 100% of the outstanding ordinary shares, uniQure France SAS’s former shareholders are eligible to receive up to EUR 40.0 million ($44.1 million as of December 31, 2023) upon achievement of certain development milestones through Phase I/II, of which EUR 10.0 million ($10.6 million) was paid in September 2023, and EUR 160.0 million ($176.6 million as of December 31, 2023) upon achievement of certain milestones associated with Phase III development and obtaining approval to commercialize uniQure France SAS’s target candidate for the treatment of mesial temporal lobe epilepsy (“AMT-260” or “MTLE”) in the United States of America and the European Union. The Company may elect to pay up to 25% of such milestone payments through the issuance of the Company’s ordinary shares.

As of the Acquisition Date, the Company recorded EUR 20.2 million ($24.0 million) as a contingent liability (presented as “Non-current liability”) for the fair value of these milestone payments.

Identified intangible assets

The Company identified various licenses that combined with the results of the research and development activities conducted in relation to AMT-260 since incorporation of uniQure France SAS in 2019 constitute an IPR&D Intangible Asset.

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

Deferred tax liability, net

uniQure France SAS’s deferred tax assets at the time of acquisition amounted to EUR 1.5 million ($1.7 million). Recognition of the IPR&D Intangible Asset gave rise to a deferred tax liability of EUR 13.4 million ($15.9 million) at the enacted French corporate income tax rate of 25.0%. The Company consequently recorded a net deferred tax liability of EUR 11.9 million ($14.2 million as of the Acquisition Date). Changes in the net deferred tax liability after the Acquisition Date will be recorded in income tax expense in the Consolidated statements of operations and comprehensive income / (loss).

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

Debt

As of the Acquisition Date, uniQure France SAS held a loan with outstanding amount equal to EUR 1.0 million ($1.2 million), which loan was repaid in its entirety in September 2021. As of the Acquisition Date, uniQure France SAS also held a loan with outstanding amount equal to EUR 0.4 million ($0.4 million), which was repaid in its entirety in December 2021.

Other

As of the Acquisition Date, the Company also acquired other assets and assumed other liabilities, which included among others, EUR 2.9 million ($3.4 million) of current assets, which consisted of EUR 2.8 million ($3.3 million) of cash, and EUR 1.1 million ($1.3 million) of current liabilities.

4.            Reorganization

On October 5, 2023, the Company announced the Reorganization. As a result, the Company recorded severance and other personnel related expenses for the impacted employees.

In 2023, as a part of the Reorganization, the Company decided to sublease one of its laboratories in Lexington. The carrying amount of the right-of-use asset was determined not to be recoverable. As a result, the Company recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements.

A summary of the restructuring charges for the year ended December 31, 2023 by major activity type is as follows:

	Severance and Other Personnel Costs	Impairment Charges	Total
	(in thousands)
Research and development	$2,188	1,438	3,626
General and administrative	361	—	361
Total	$2,549	1,438	3,987

A summary of the changes in the severance and other personnel liabilities, included within accrued expenses and other current liabilities on the consolidated balance sheets, related to the workforce reduction is as follows:

Amount of liability
(in thousands)
Balance as of January 1, 2023	$—
Severance and other personnel costs	2,549
Cash payments during the period	(1,522)
Balance as of December 31, 2023	$1,027

5.            Collaboration arrangements and concentration of credit risk

CSL Behring collaboration

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

The Company determined that achievement of a total of $55.0 million of milestone payments related to the submissions of a biologics license application (“BLA”) and market authorization application (“MAA”) was probable as of February 25, 2022, the time of filing the 2021 financial statements, and hence recorded these as license revenue in the year ended December 31, 2021. In March and April 2022, the global regulatory submissions were submitted, and the Company received the $55.0 million owed to it from CSL Behring.

The Company recorded $100.0 million in variable milestone revenue related to a first sale of HEMGENIX® in the U.S. during the year ended December 31, 2022 as the Company considered the occurrence of this event to be probable following the November 2022 BLA approval of HEMGENIX®. The Company collected the $100.0 million payment from CSL Behring in July 2023 following the first sale of the Product in the U.S in June 2023.

The Company is also eligible to receive up to $1.3 billion in additional payments based on the achievement of commercial milestones, which are not subject to the Royalty Financing Agreement. Royalties on the sale of HEMGENIX® are recorded once earned and are presented as license revenue.

The Company recognized $2.8 million (of which all related to royalty revenue), $100.0 million (nil related to royalty revenue) and $517.4 million (nil related to royalty revenue) of revenues related to the License Sale in the years ended December 31, 2023, 2022 and 2021, respectively.

The Company recorded expenses related to its existing license and other agreements as well as its financial advisor for a high single digit percentage of any such revenue recognized associated to meeting a milestone.

Manufacturing Development

The Company determined that a $50.0 million variable milestone payment related to Manufacturing Development should be allocated to the Manufacturing Development performance obligation. The Company concluded that this milestone payment represents the stand-alone selling price (“SSP”) of the services based on the estimated cost of providing the services including a reasonable margin. Manufacturing Development includes providing information regarding a next generation manufacturing process of the Product to CSL Behring. CSL Behring did not request such services during the year ended December 31, 2023.

The variable consideration will be reduced based on a formula linked to quantities supplied using the currently approved manufacturing process following the one year anniversaries of the BLA and MAA approvals. In conjunction with the ongoing technology transfer (see below), the Company is not actively generating information with respect to a next generation manufacturing process of the Product. The Company utilized the most likely amount method to estimate the variable consideration to be included in the transaction price. As of December 31, 2023, the Company has not recognized any revenue related to the Manufacturing Development milestone.

Contract manufacturing

On the Signing Date, the Company and CSL Behring entered into a development and commercial supply agreement, pursuant to which, among other things, the Company will supply HEMGENIX® to CSL Behring at an agreed-upon price commensurate with the SSP. The Company will be responsible for supplying development and commercial Product until such time that these capabilities may be transferred to CSL Behring or a designated contract manufacturing organization. On September 6, 2022, CSL Behring notified the Company of its intent to transfer manufacturing technology related to the Product in the coming years to a third-party contract manufacturer designated by CSL Behring.

The Company generated $10.8 million, $1.7 million and nil contract manufacturing revenue from sales to CSL Behring during the years ended December 31, 2023, 2022 and 2021. The Company recognizes contract manufacturing revenue when CSL Behring obtains control of HEMGENIX®. The Company incurred $13.6 million, $2.1 million and nil of cost in relation to its contract manufacturing activities during the years ended December 31, 2023, 2022 and 2021.

Collaboration services

Following Closing, the Company was facilitating the completion of the HOPE-B clinical trial on behalf of CSL Behring until CSL Behring took over the execution of the clinical trials in December 2022. Activities related to on-demand development services and other services in accordance with the CSL Behring Agreement as well as activities related to the completing the HOPE-B clinical trial are reimbursed by CSL Behring at an agreed full-time-employee rate (“FTE-rate”) and CSL Behring also reimbursed agreed third-party expenses incurred in relation to performing these activities. The Company concluded that these rights at Closing did not represent material rights.

The Company recognized $2.3 million of collaboration revenue in the year ended December 31, 2023, compared to $3.0 million and $2.4 million in the same periods in 2022 and 2021.

Accounts receivable and contract asset

As of December 31, 2023, the Company recorded accounts receivable of $4.0 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

As of December 31, 2022, the Company recorded accounts receivable of $2.2 million from CSL Behring related to collaboration services as well as a contract asset of $100.0 million for a milestone due from CSL Behring following the first sale of HEMGENIX® in the U.S., which was collected in July 2023.

As of December 31, 2021, the Company recorded accounts receivable of $2.9 million from CSL Behring related to collaboration services as well as a contract asset of $55.0 million associated with milestone payments due upon CSL Behring’s global regulatory submissions for HEMGENIX™ which were collected in March and April 2022.

Bristol-Myers Squibb collaboration

On November 21, 2022, the Company received written notice that BMS is terminating the BMS CLA as amended effective February 21, 2023.

The Company recognized collaboration revenues associated with Collaboration Target-specific pre-clinical analytical development and process development activities that were reimbursable by BMS under the amended BMS CLA as well as other related agreements. Collaboration revenue related to these contracted services was recognized when performance obligations were satisfied. Total collaboration revenue generated with BMS are as follows:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
Bristol Myers Squibb	$—	$1,752	$4,176
	$—	$1,752	$4,176

Amounts owed by BMS in relation to the collaboration revenue are as follows (presented as “Accounts receivable”) as of December 31, 2023:

	December 31,	December 31,
	2023	2022

	(in thousands)
Bristol Myers Squibb	$—	$136
Total	$—	$136

6.            Investments securities

The following table summarizes the Company’s investments into sovereign debt as of December 31, 2023 and 2022:

	At December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$376,532	$139	$—	$376,671
Total	$376,532	$139	$—	$376,671

	At December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$124,831	$—	$(283)	$124,548

Non-current investments:
Government debt securities (held-to-maturity)	39,984	—	(43)	39,941
Total	$164,815	$—	$(326)	$164,489

The Company invests in short-term U.S. and European government bonds with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Inputs to the fair value of the investments are considered Level 2 inputs.

7.            Inventories

The following table summarizes the inventory balances, net of reserves, as of December 31, 2023:

	December 31,	December 31,
	2023	2022

	(in thousands)
Raw materials	$7,157	$3,584
Work in progress	4,109	1,874
Finished goods	758	1,466
Inventories	$12,024	$6,924

The Company recorded write downs of $1.6 million and nil for the years ended December 31, 2023 and  December 31, 2022. The costs are recognized as Cost of Contract Manufacturing Revenues.

8.            Fair value measurement and Other non-operating (losses) / gains

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

The following table sets forth the balances and changes in fair values of liabilities that are measured at fair value using Level 3 inputs:

		Derivative
	Contingent	financial
	consideration	instruments	Total

	(in thousands)
Balance at December 31, 2020	$—	$2,645	$2,645
Amount recorded for contingent consideration on Acquisition Date of uniQure France SAS	23,950	—	23,950
Net losses recognized in profit or loss	6,683	160	6,843
Currency translation effects	(1,091)	—	(1,091)
Balance at December 31, 2021	$29,542	$2,805	$32,347
Net losses / (gains) recognized in profit or loss	7,080	(2,760)	4,320
Currency translation effects	(1,306)	(45)	(1,351)
Balance at December 31, 2022	$35,316	$—	$35,316
Net losses recognized in profit or loss	15,895	—	15,895
Contingent consideration milestone payment	(9,563)	—	(9,563)
Currency translation effects	1,358	—	1,358
Balance at December 31, 2023	$43,006	$—	$43,006

Contingent consideration

The Company is required to pay up to EUR 178.8 million ($197.3 million at the December 31, 2023 foreign exchange rate) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of contractually defined milestones in connection with the Company’s acquisition of uniQure France (refer to Note 3 “uniQure France SAS transaction”). The Company recorded a liability for the fair market value of the contingent consideration of EUR 20.2 million ($24.0 million) at the Acquisition Date. The fair market value was determined using unobservable initial inputs with respect to (i) the probability of achieving the relevant milestones, or POS, (ii) the estimated timing of achieving such milestones, and (iii) the interest rate used to discount the payments. The Company determined the fair market value of the contingent consideration by calculating the probability-adjusted payments based on each milestone’s probability of achievement. The probability-adjusted payments were then discounted to present value using a discount rate representing the Company’s credit risk. This discount rate was determined using the effective interest rate of the Company’s existing debt facility adjusted for difference in maturity dates based on market data on effective yields for U.S. bonds with a CCC credit rating. In September 2023, a milestone payment of EUR 10.0 million ($10.6 million) was paid, of which EUR 8.9 million ($9.6 million) related to contingent consideration.

The fair value of the contingent consideration as of December 31, 2023 was $43.0 million (December 31, 2022: $35.3 million) using discount rates of approximately 15.3% to 15.6% (December 31, 2022: 14.0% to 14.4%). Following the clearance of an Investigational New Drug (“IND”) application for AMT-260 in August 2023, the Company increased the probability of achieving a EUR 30.0 million ($33.1 million) milestone payment following the dosing of the first patient in Phase I/II clinical trial from 66.0% to 100.0%. This also resulted in an increase of the probability that AMT-260 may advance to late-stage development and commercialization.

If as of December 31, 2023 the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $75.9 million. If as of December 31, 2023 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

As of December 31, 2023, the Company classified $28.2 million of the total contingent consideration of $43.0 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Derivative financial instruments

The Company recorded the following results in other non-operating (losses) / gains related to the changes in the fair value of derivative financial instruments.

	Years ended December 31,
	2023	2022	2021

	(in thousands)
Other non-operating gains:
Derivative gains	$—	$2,760	$—
Total other non-operating gains:	—	2,760	—
Other non-operating losses:
Derivative losses	—	—	(160)
Other non-operating gains / (losses), net	$—	$2,760	$(160)

Derivative financial instruments BMS

On December 1, 2020, as part of the amended BMS CLA, the Company and BMS agreed that upon the consummation of a change of control transaction of uniQure that occurs prior to December 1, 2026 or BMS’ delivery of a target cessation notice for all four Collaboration Targets, the Company (or its third party acquirer) shall pay to BMS a one-time, non-refundable, non-creditable cash payment of $70.0 million, provided that (x) if $70.0 million is greater than five percent (5.0%) of the net proceeds (as contractually defined) from such change of control transaction, the payment shall be an amount equal to five percent of such net proceeds, and (y) if $70.0 million is less than one percent of such net proceeds, the change of control payment shall be an amount equal to one percent of such net proceeds (“CoC-payment”). The amended BMS CLA was terminated on February 21, 2023.

The Company had previously determined that the CoC-payment should be recorded as a derivative financial liability as of the December 1, 2020 initial recognition and that subsequent changes in the fair market value of this derivative financial liability should be recorded in profit and loss.

The Company determined the fair market value of the derivative financial liability to be nil as of December 31, 2022 as no change of control transaction had been consummated prior to the termination of the amended BMS CLA on February 21, 2023. This resulted in the derecognition of the derivative financial liability for the year ended December 31, 2022.

Accordingly, the Company recorded a $2.8 million gain within “Other non-operating (losses) / gains” in the year ended December 31, 2022 and no such gains or losses were recorded in the year ended December 31, 2023.

Other

As of December 31, 2023, the Company recorded $0.5 million liability related to consideration for post-acquisition services, presented within Other non-current liabilities in connection with the Company’s acquisition of uniQure France SAS (December 31, 2022: $0.3 million).

Investment securities

Refer to Note 6 “Investment securities” for the fair value of the investment securities as of December 31, 2023.

Pension plan assets

Refer to Note 15  “Retirement benefits” for the fair value of the plan assets as of December 31, 2023.

Other

9.         Property, plant, and equipment, net

The following table presents the Company’s property, plant, and equipment as of December 31:

	December 31,	December 31,
	2023	2022

	(in thousands)
Leasehold improvements	$46,512	$44,871
Laboratory equipment	43,657	39,393
Office equipment	6,383	4,985
Construction-in-progress	5,668	5,409
Total property, plant, and equipment	102,220	94,658
Less accumulated depreciation	(55,672)	(44,126)
Property, plant and equipment, net	$46,548	$50,532

Total depreciation expense was $10.3 million for the year ended December 31, 2023 (December 31, 2022: $8.2 million, December 31, 2021: $6.1 million). Depreciation expense is allocated to research and development expenses and cost of contract manufacturing to the extent it relates to the Company’s manufacturing facility and equipment and laboratory equipment. All other depreciation expenses are allocated to selling, general and administrative expense.

The following table summarizes property, plant, and equipment by geographic region.

	December 31,	December 31,
	2023	2022

	(in thousands)
Lexington, Massachusetts (United States of America)	$19,437	$20,258
Amsterdam (the Netherlands)	27,095	30,252
Other	16	22
Total	$46,548	$50,532

10.         Right-of-use asset and lease liabilities

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

In December 2021, the Company entered into a new lease for an additional facility in Lexington, Massachusetts, United States of approximately 13,501 square feet of space. The lease commenced in May 2022. Following the Company’s announcement of the Reorganization, the Company incurred costs amounting to $1.4 million associated with the impairment of the right-of-use asset and its associated leasehold improvements’ carrying value that was determined not be recoverable as of the cease-use date in late 2023. This facility is intended to be subleased in 2024.

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

On December 1, 2017, the Company entered into an agreement to sub-lease three of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027, with an option for the sub-lessee to extend until December 31, 2031. In February 2020, the Company amended the agreement to sub-lease to take back one of the three floors effective March 1, 2020. The fixed lease payments to be received during the remaining term under the agreement to sub-lease amount to EUR 3.6 million ($4.0 million) as of December 31, 2023.

In May 2021, the Company entered into a sublease agreement to let an additional approximately 1,080 square meters of office space to accommodate the hiring of additional full-time employees. The lease expires in October 2028.

Operating lease liabilities

The components of lease cost were as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Operating lease cost	$7,018	$5,932	$5,306
Variable lease cost	1,238	785	698
Sublease income	(957)	(849)	(907)
Total lease cost	$7,299	$5,868	$5,097

The table below presents the lease-related assets and liabilities recorded on the Consolidated balance sheets.

	December 31,	December 31,
	2023	2022
	(in thousands)
Assets
Operating lease right-of-use assets	$28,789	32,726
Liabilities
Current
Current operating lease liabilities	8,344	8,382
Non-current
Non-current operating lease liabilities	28,316	31,719
Total lease liabilities	$36,660	40,101

Other information

The weighted-average remaining lease term as of December 31, 2023, is 6.1 years, compared to 7.2 years as of December 31, 2022, and the weighted-average discount rate as of December 31, 2023 is 11.2%, compared to 11.2% as of December 31, 2022. The Company uses an incremental borrowing rate applicable to the lease asset.

The table below presents supplemental cash flow and non-cash information related to leases.

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,921	$7,532	$5,738

Right-of-use asset obtained in exchange for lease obligation
Operating lease	$561	$9,824	$1,699

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of December 31, 2023, for each of the first five years and the total of the remaining years to the operating lease liabilities recorded on the Consolidated balance sheet as of December 31, 2023.

	Lexington	Amsterdam(1)	Other	Total

	(in thousands)
2024	$5,504	$2,569	$295	$8,368
2025	5,859	2,056	295	8,210
2026	6,031	2,056	246	8,333
2027	6,207	2,060	—	8,267
2028	6,388	1,984	—	8,372
Thereafter	2,956	5,430	—	8,386
Total lease payments	$32,945	$16,155	$836	$49,936

Less: amount of lease payments representing interest payments	(7,920)	(5,211)	(145)	(13,276)
Present value of lease payments	25,025	10,944	691	36,660
Less: current operating lease liabilities	(5,504)	(2,569)	(271)	(8,344)
Non-current operating lease liabilities	$19,521	$8,375	$420	$28,316
(1)	Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2023, of $1.10 / €1.00

11.            Intangible assets, net and Goodwill

The following table presents the Company’s acquired licenses and acquired IPR&D as of December 31:

	December 31,	December 31,
	2023	2022

	(in thousands)
Acquired licenses	$2,419	$2,346
Less accumulated amortization	(1,057)	(900)
Acquired licenses, net	$1,362	$1,446
Acquired IPR&D Intangible Asset	59,119	57,332
Intangibles, net	$60,481	$58,778

a.	Acquired licenses

All acquired licenses are owned by uniQure biopharma B.V, a subsidiary of the Company. The remaining weighted average life is 10.5 years as of December 31, 2023 (December 31, 2022 11.5 years).

As of December 31, 2023, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
(in thousands)
2024	$130
2025	130
2026	130
2027	130
2028	130
Thereafter	712
Total	$1,362

The amortization expense related to licenses for the year ended December 31, 2023 was $0.1 million (December 31, 2022: $0.4 million; December 31, 2021: $1.2 million).

b.	Acquired in-process research and development

As part of its acquisition of uniQure France SAS as of July 30, 2021, the Company identified certain intangible assets related to an IPR&D Intangible Asset. Refer to Note 3 “uniQure France SAS transaction”.

c.	Goodwill

As part of its acquisition of uniQure France SAS as of July 30, 2021, the Company recorded goodwill. Refer to Note 3 “uniQure France SAS transaction”.

12.            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	December 31,	December 31,
	2023	2022

	(in thousands)
Personnel related accruals and liabilities	$16,263	$17,201
Accruals for goods received from and services provided by vendors-not yet billed	12,834	11,120
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement	1,437	—
Accrued contract fulfillment costs and costs to obtain a contract	—	2,250
Total	$30,534	$30,571

13.           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”), which was amended and restated on June 26, 2014, on May 6, 2016 (“2016 Amended Facility”) and on December 6, 2018 (“2018 Amended Facility”).

On January 29, 2021, the Company and Hercules amended the 2018 Amended Facility (“2021 Amended Facility”). Pursuant to the 2021 Amended Facility, Hercules agreed to an additional Facility of $100.0 million (“Tranche B”) increasing the aggregate principal amount of the term loan facilities from $35.0 million to up to $135.0 million. On January 29, 2021, the Company drew down $35.0 million of the Tranche B. Advances under Tranche B bore interest at a rate equal to the greater of (i) 8.25% or (ii) 8.25% plus the prime rate, less 3.25% per annum. The principal balance of $70.0 million and all accrued but unpaid interest on advances under Tranche B was due on June 1, 2023, which date could have been extended by the Company by up to two twelve-month periods. In addition to Tranche B, the 2021 Amended Facility had also extended the interest only payment period of the previously funded $35.0 million term loan (“Tranche A”) from January 1, 2022 to June l, 2023.

On December 15, 2021, the Company and Hercules amended and restated the 2021 Amended Facility (“2021 Restated Facility”). Pursuant to the 2021 Restated Facility, Tranche A and Tranche B of the 2021 Amended Facility with a total outstanding balance of $70.0 million were consolidated into one tranche with a total commitment of $100.0 million. The Company drew down an additional $30.0 million, resulting in total principal outstanding as of December 31, 2021 of $100.0 million. The 2021 Restated Facility extended the loan’s maturity date from June 1, 2023 until December 1, 2025. The interest-only period was extended from January 1, 2023 to December 1, 2024, or December 1, 2025 if, prior to June 30, 2024, either (a) the BLA for AMT-061 had been approved by the U.S. Food and Drug Administration (“FDA”) or (b) AMT-130 had advanced into a pivotal trial. On November 22, 2022, the FDA approved the BLA for AMT-061 resulting in the extension of the interest-only period to December 1, 2025.

On May 12, 2023 the Company and Hercules amended the 2021 Restated Facility (the “2023 Amended Facility”). The total principal outstanding under the 2023 Amended Facility remained $100.0 million. The 2023 Amended Facility extended the maturity date and interest only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

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

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2023 Amended Facility was $102.9 million as of December 31, 2023, compared to an amortized cost of $103.8 million as of December 31, 2022, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan was $3.0 million in 2023 (2022: loss of $5.8 million; 2021: loss of $5.3 million). The fair value of the loan approximates its carrying amount. Inputs to the fair value of the loan are considered Level 3 inputs.

Interest expense recorded during the years ended December 31 was as follows:

Years	Amount
(in millions)
2023	$14.6
2022	11.5
2021	7.2

Under the 2023 Amended Facility the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the United States, equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash of at least 30% of the loan amount outstanding. In combination with other covenants, the 2023 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $831.7 million, less $9.3 million of cash and cash equivalents and other current assets held by the Company and $90.4 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2023 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of December 31, 2023, the Company was in material compliance with all covenants and provisions.

The aggregate maturities of the loans, including $47.6 million of coupon interest payments and financing fees, for each of the 37 months after December 31, 2023, are as follows:

Years	Amount
(in thousands)
2024	$13,420
2025	18,233
2026	13,383
2027	102,533
Total	$147,569

14.            Royalty Financing Agreement

On May 12, 2023, the Company entered into the Royalty Financing Agreement with the Purchaser. Under the terms of the Royalty Financing Agreement the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX® for certain current and future royalties due to the Company. The Company is also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed a pre-specified threshold, as set forth in the Royalty Financing Agreement. The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) and 1.85 times the $25.0 million milestone payment (if paid) until June 30, 2032 (“First Hard Cap Date”) if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times of the upfront and milestone payment (if paid) through December 31, 2038. If 2024 net sales do not exceed a pre-specified threshold, the Company will be obligated to pay $25.0 million to the Purchaser but only to the extent that the Company achieves a future sales milestone under the CSL Behring Agreement. If such milestone payment is not due from CSL Behring, the Company is not obligated to pay any amounts to the Purchaser.

The Company has retained the rights to all other royalties, as well as commercial milestones totaling up to $1.3 billion, under the terms of the CSL Behring Agreement.

Net proceeds from the Royalty Financing Agreement, after deducting professional and financial advisory fees related to the transaction of $4.9 million, were $370.1 million. The Company initially recorded these net proceeds as “Liability from royalty financing agreement” at their fair market value on its balance sheet as of closing of the transaction on June 5, 2023. Following the initial recognition, the Company records the debt at amortized cost.

The Company expects to satisfy its commitment to the Purchaser prior to the First Hard Cap Date. The Company will record the difference of $323.7 million between the total expected payments of $693.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the First Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% to 13.5% per annum. The Company would have recorded between $26.5 million and $29.9 million of interest expense during the year ended December 31, 2023 (nil for the year ended December 31, 2022 and 2021) if it had used effective interest rates of 12.0% or 13.5%, instead of the $26.9 million recorded in the during the year ended December 31, 2023 (nil for the year ended December 31, 2022 and 2021). The Company will prospectively update the effective interest rate at each reporting date based on updated projections.

The liability was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the liability related to the Royalty Financing Agreement between the closing of the transaction on June 5, 2023 and December 31, 2023:

Amount of liability
(in thousands)
Gross proceeds from royalty financing agreement on June 5, 2023	$375,000
Debt issuance costs paid	(4,938)
Royalty payments to Purchaser	(1,317)
Liability owed to the Purchaser (presented as "Accrued expense and other current liabilities")	(1,437)
Interest expense for the period June 5, 2023 to December 31, 2023	26,933
Liability related to the royalty financing agreement	$394,241

15.          Retirement benefits

Defined benefit pension plan

The Company operates a defined benefit pension plan for its Swiss employees (the “Swiss Plan”) in accordance with local regulations and practices. The normal retirement age under the Swiss Plan is 65 for men and women. All benefits are immediately vested. Under the Swiss Plan, a percentage of pensionable salary is contributed as a retirement credit with additional contributions being made for death and disability benefits. Under Swiss pension law, participants who are covered by the pension plan of another employer are required to transfer the termination benefit of that pension plan into the plan of the Company. When employment at the Company ends before reaching retirement, the termination benefit is transferred out of the defined benefit pension plan. At time of retirement the accumulated retirement credit can be converted into a life-long annuity or be paid-out as a lump-sum. Participants are also permitted to withdraw a part of the accumulated termination benefit in special circumstances before reaching retirement age for example for payments related to obtain home ownership.

The Company recognized its net projected benefit obligation as of December 31, 2023 at a carrying amount of $2.5 million, presented within other non-current liabilities in the consolidated balance sheets.

The funded status of the Swiss Plan as of December 31, 2023 is as follows:

December 31,
2023
(in thousands)
Fair value of plan assets	$8,946
Present value of projected benefit obligation	(11,499)
Funded status: (net liability)	$(2,553)

Accumulated benefit obligation as of December 31, 2023	$10,739

Actuarial losses of $2.1 million, net of $0.4 million deferred tax income, were recorded in other comprehensive income, net, during the year ended December 31, 2023.

The assumptions related to the Swiss Plan are as follows:

December 31,
Actuarial assumptions (% p.a.)	2023
Discount rate	1.50%
Expected return on plan assets	2.60%
Expected inflation rate	1.60%
Interest credit rate	1.25%
Long-term expected rate of salary increases	1.60%
Pension increase	0.00%

Future benefits expected to be paid are as follows:

December 31,
2023
Year 1	$533
Year 2	610
Year 3	528
Year 4	529
Year 5	540
Next 5 years	4,992

Other disclosure items:
Next year's expected employer contribution	$552

The Company's investment strategy for its pension plan is to optimize the long-term investment return on plan assets in relation to the liability structure to maintain an acceptable level of risk while minimizing the cost of providing pension benefits and maintaining adequate funding levels in accordance with the applicable rules in each jurisdiction. The Company does not manage any assets internally. The plan assets relate to assets being held by the Swiss pension foundations in which the Company's pension plan is set-up.

The allocation of plan assets is presented below:

December 31,
2023
Bonds	61%
Equities	25%
Real estate	10%
Others	4%

The fair value of the plan assets is determined based on Level 2 inputs.

16.          Shareholders’ equity

As of December 31, 2023, the Company’s authorized share capital is €4.0 million (or $4.4 million when translated at an exchange rate as of December 31, 2023, of $1.10/ €1.00), divided into 80,000,000 ordinary shares, each with a nominal value of €0.05. The Company’s shareholders, at the 2021 Annual General Meeting of Stockholders held on June 16, 2021, approved an increase in the number of authorized ordinary shares by 20,000,000 to 80,000,000.

All ordinary shares issued by the Company were fully paid. Besides the minimum amount of share capital to be held under Dutch law, there are no distribution restrictions applicable to the equity of the Company.

As of December 31, 2023, and 2022 and 2021 the Company’s other comprehensive result was restricted for payment of dividends for an accumulated other comprehensive loss of $53.6 million in 2023, an accumulated other comprehensive loss of $58.3 million in 2022, and an accumulated other comprehensive loss of $28.9 million in 2021.

On March 1, 2021, the Company entered into a Sales Agreement with SVB Leerink LLC (“SVB Leerink”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time in its sole discretion, offer and sell through SVB Leerink, acting as agent, its ordinary shares, up to an aggregate offering price of $200.0 million. The Company will pay SVB Leerink a commission equal to 3% of the gross proceeds of the sales price of all ordinary shares sold through it as sales agent under the Sales Agreement. In March and April 2021, the Company issued an aggregate of 921,730 ordinary shares at a weighted average price of $33.52 per ordinary share, with net proceeds of $29.6 million, after deducting underwriting discounts and net of offering expenses. The Company defers direct, incremental costs associated to this offering, except for the commission costs to SVB Leerink, which are a reduction to additional paid-in capital and will deduct these costs from additional paid-in capital in the consolidated balance sheets proportionately to the amount of proceeds raised. During the year ended December 31, 2021, $1.3 million of direct, incremental costs were deducted from additional paid-in capital (nil for the years ended December 31, 2022 and 2023).

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

The Company recorded a $0.8 million increase of additional paid-in capital in the year ended December 31, 2022 resulting from the release of valuation allowance for the tax benefit of share issuance costs incurred in 2018, 2019 and 2021 within the Netherlands.

17.          Share-based compensation

Share-based compensation expense recognized by classification included in the consolidated statements of operations and comprehensive (loss) / income was as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cost of manufacturing services revenue	$826	$323	$—
Research and development	16,881	18,402	12,834
Selling, general and administrative	17,386	15,479	12,801
Total	$35,093	$34,204	$25,635

Share-based compensation expense recognized by award type was as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Award type/ESPP
Share options	$13,302	$13,425	$12,477
Restricted share units	18,524	15,486	11,347
Performance share units	3,234	5,267	1,783
Employee share purchase plan	33	26	28
Total	$35,093	$34,204	$25,635

As of December 31, 2023, the unrecognized compensation cost related to unvested awards under the various share-based compensation plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$21,708	2.47
Restricted share units	27,015	1.89
Performance share units	738	0.95
Total	$49,461	2.13

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of The Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The Company previously had a 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2023, no fully vested share options are outstanding (December 31, 2022: nil) under the 2012 Plan.

At the general meeting of shareholders on January 9, 2014, the Company’s shareholders approved the adoption of the 2014 Plan. At the annual general meetings of shareholders in June 2015, 2016, 2018 and 2021, uniQure shareholders approved amendments of the 2014 Plan, increasing the shares authorized for issuance by 1,070,000 shares in 2015, 3,000,000 in 2016, 3,000,000 shares in 2018, 4,000,000 shares in 2021. At an extraordinary general meeting of shareholders in November 2023, an additional 1,750,000 shares were authorized for issuance, increasing the total to 14,351,471 shares.

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

2014 Plans

The following tables summarize option activity under the Company’s 2014 Plans for the year ended December 31, 2023:

	Options
	Number of	Weighted average	Weighted average	Aggregate intrinsic
	ordinary shares	exercise price	remaining contractual life	value
			in years	(in thousands)
Outstanding at December 31, 2022	4,237,917	$26.13	7.14	$17,848
Granted	1,650,030	$18.16
Forfeited	(543,481)	$22.04
Expired	(356,366)	$36.26
Exercised	(14,070)	$9.24
Outstanding at December 31, 2023	4,974,030	$23.25	6.71	182
Thereof, fully vested, and exercisable on December 31, 2023	2,738,595	$26.08	5.15	182
Thereof, outstanding and expected to vest after December 31, 2023	2,235,435	$19.78	8.77	—
Outstanding and expected to vest after December 31, 2022	2,098,557	$23.38

Total weighted average grant date fair value of options issued during the period (in $ millions)		$17.4
Granted to directors and officers during the period (options, grant date fair value $ in millions)	786,580	$9.0
Proceeds from option sales during the period (in $ millions)		$0.1

The following table summarizes information about the weighted average grant-date fair value of options during the years ended December 31:

		Weighted average
	Options	grant‑date fair value
Granted, 2023	1,650,030	$10.57
Granted, 2022	1,426,966	9.04
Granted, 2021	1,174,893	20.95
Vested, 2023	873,658	13.50
Forfeited, 2023	(543,481)	12.78

The following table summarizes information about the weighted average grant-date fair value of options at December 31:

		Weighted average
	Options	grant‑date fair value
Outstanding and expected to vest, 2023	2,235,435	$11.50
Outstanding and expected to vest, 2022	2,098,557	13.46

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Year ended December 31,
Assumptions	2023	2022	2021
Expected volatility	70%	70%	75%
Expected terms	10 years	10 years	10 years
Risk free interest rate	3.7% - 4.8%	2.1% - 4.2%	1.2 - 1.9%
Expected dividend yield	0%	0%	0%

The Hull & White option model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

The following table summarizes information about options exercised during the years ended December 31:

	Exercised
	during the year	Intrinsic value
		(in thousands)
2023	14,070	$154
2022	138,356	1,848
2021	241,496	5,046

Restricted Share Units

The following table summarizes the RSU activity for the year ended December 31, 2023:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	1,818,774	$20.46
Granted	1,770,025	$17.88
Vested	(738,447)	$22.65
Forfeited	(585,983)	$19.12
Non-vested at December 31, 2023	2,264,369	$18.07

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$31.6
Granted to directors and officers during the period (shares, $ in millions)	419,200	$8.3

The following table summarizes information about the weighted average grant-date fair value of RSUs granted during the years ended December 31:

	Granted	Weighted average
	during the year	grant‑date fair value
2023	1,770,025	$17.88
2022	1,604,533	16.10
2021	574,921	36.14

The following table summarizes information about the total fair value of RSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2023	$13,729
2022	5,104
2021	8,063

RSUs generally vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

Performance Share Units

The following table summarizes the PSU activity for the year ended December 31, 2023:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2022	400,690	$28.82
Vested	(94,510)	$30.65
Forfeited	(83,630)	$28.22
Non-vested at December 31, 2023	222,550	$28.09

Total weighted average grant date fair value of PSUs granted during the period (in $ millions)		$-

The Company granted shares to certain employees in September and December 2021 and various dates during the year ended December 31, 2022 that will be earned upon achievement of defined milestones. Earned shares will vest upon the later of a minimum service period of three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the December 2021 granted to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the Nasdaq biotechnology index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of December 31, 2023, two milestones had been achieved and vested in either 2022 or 2023. Additionally, another two milestones are considered probable as of December 31, 2023.

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

The following table summarizes information about the weighted average grant-date fair value of the PSUs determined as of the date of the grant for the 2021 and 2022 PSUs:

	Granted	Weighted average
	during the year	grant‑date fair value
2023	—	$—
2022	34,700	$15.11
2021	555,600	$30.19

The following table summarizes information about the total fair value of PSUs that vested during the years ended December 31:

Total fair value
(in thousands)
2023	$1,474
2022	4,450
2021	5,074

Employee Share Purchase Plan (“ESPP”)

In June 2018, the Company’s shareholders adopted and approved an ESPP allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the closing market price on the offering date or the closing market price on the purchase date of each three-month offering period. During the year ended December 31, 2023, 19,198 ordinary shares have been issued (December 31, 2022: 11,242 and December 31, 2021: 4,724). As of December 31, 2023, a total of 96,862 ordinary shares remain available for issuance under the ESPP plan.

18.          Expenses by nature

Operating expenses excluding expenses presented in other expenses included the following expenses by nature:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
Employee-related expenses	$135,728	$119,903	$96,161
Laboratory and development expenses	63,065	65,964	36,014
Office and housing expenses	22,960	17,612	14,638
Legal and advisory expenses	21,975	15,782	24,767
Fair value loss - uniQure France SAS contingent consideration	15,895	7,081	6,683
Other operating expenses	11,236	8,510	10,528
Depreciation and amortization expenses	10,046	8,250	7,299
Patent and license expenses	7,112	9,548	3,748
Impairment related to the Reorganization	1,438	—	—
Total	$289,455	$252,650	$199,838

Details of employee-related expenses for the years ended December 31 are as follows:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
Wages and salaries	$71,852	$63,704	$53,078
Share-based compensation expenses	34,267	33,881	25,635
Contractor expenses	6,141	3,959	3,170
Social security costs	5,900	5,179	4,496
Health insurance	4,216	4,148	3,161
Costs related to pension plans	3,611	2,667	2,051
Severance costs related to the Reorganization (refer to Note 4 "Reorganization")	2,549	—	—
Other employee expenses	7,192	6,365	4,570
Total	$135,728	$119,903	$96,161

19.            Other income

Other income during the year ended December 31, 2023 was $6.1 million compared to $7.2 million and $12.3 million during the same periods in 2022 and 2021, respectively.

Other income in 2023, 2022 and 2021 includes income from payments received from European authorities to subsidize the Company’s research and development efforts in the Netherlands. The amount recognized in the year ended December 31, 2023 was $5.0 million compared to $5.6 million in 2022 and $5.3 million in 2021.

In addition, other income included $2.6 million of employee retention credits received under the U.S. Coronavirus Aid, Relief, and Economic Security Act, during the year ended December 31, 2021. No such income was received in the years ended December 31, 2023 or December 31, 2022.

An additional $3.0 million of other income was recorded in the year ended December 31, 2021, related to the receipt by the Company of 69,899 shares of VectorY B.V. in conjunction with a settlement agreement that the Company and VectorY B.V. entered into in April 2021. In the year ended December 31, 2023 and 2022, the Company recognized nil and $0.3 million, respectively, of other income related to the equity stake received in VectorY.

In 2023, 2022 and 2021 the Company’s other income also consisted of income from the subleasing of a portion of the Amsterdam facility while other expense consists of expenses incurred in relation to the subleasing income.

20.         Income taxes

a.           Income tax (benefit) / expense

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against the Company’s net deferred tax assets in the Netherlands and a partial valuation allowance against the Company’s net deferred tax assets in France.

In connection with the acquisition of uniQure France SAS, the Company recognized a deferred tax liability related to acquired identifiable intangible assets and a deferred tax asset for net operating tax loss carryforwards for a net of EUR 11.9 million ($14.2 million) as of the Acquisition Date.

There are no significant unrecognized tax benefits as of December 31, 2023 and 2022.

For the years ended December 31, 2023, 2022 and 2021, (loss) / income before income tax benefit / (expense) consists of the following:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
Dutch operations	$(282,530)	$(96,872)	$348,400
U.S. operations	(6,903)	(14,934)	(12,737)
Other	(17,124)	(16,453)	(2,857)
Total	$(306,557)	$(128,259)	$332,806

The income tax (expense) / benefit for the years ended December 31, 2023, 2022 and 2021, consists of the following:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
Current tax expense
Other	$(110)	$(24)	$(7)
Total current income tax expense	$(110)	$(24)	$(7)
Deferred tax (expense) / benefit
Dutch operations	$—	$(808)	$(3,047)
U.S. operations	(2,708)	(1,075)	(771)
Other	897	3,377	608
Total deferred tax (expense) / benefit	$(1,811)	$1,494	$(3,210)
Total income tax (expense) / benefit	$(1,921)	$1,470	$(3,217)

b.           Tax benefit recognized in other comprehensive income

The reconciliation of the amount of income tax benefit recognized in other comprehensive income for the year ended December 31, 2023 is as follows:

	Year ended December 31, 2023
	Before tax	Tax benefit	Net of tax

	(in thousands)
Unrecognized gain related to defined benefit pension plan liability	$(2,553)	$417	$(2,136)
Total	$(2,553)	$417	$(2,136)

No income tax benefit or expense has been recognized in Other Comprehensive Income for the years ended December 31, 2022 and 2021.

c.           Tax rate reconciliation

The reconciliation of the amount of income tax (expense) / benefit that would result from applying the Dutch statutory income tax rate to the Company’s reported amount of (loss) / income before income tax (expense) / benefit for the years ended December 31, 2023, 2022 and 2021, is as follows:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
(Loss) / income before income tax (expense) / benefit for the period	$(306,557)	$(128,259)	$332,806
Expected income tax benefit / (expense) at the tax rate enacted in the Netherlands (2023: 25.8%, 2022: 25.8%, 2021: 25.0%)	79,092	33,091	(83,201)
Difference in tax rates between the Netherlands and the U.S. as well as other foreign countries	(124)	99	309
Other net change in valuation allowance	(67,004)	(20,591)	88,857
Non-deductible expenses	(13,885)	(11,129)	(9,182)
Income tax (expense) / benefit	$(1,921)	$1,470	$(3,217)

Non-deductible expenses predominantly relate to share-based compensation expenses. These expenses affected the effective tax rate by an amount of $9.0 million in 2023 (2022: $8.5 million; 2021: $6.7 million). The fair value loss on contingent consideration affected the effective tax rate by an amount of $4.1 million in 2023 ($1.9 million and $2.0 million in 2022 and 2021, respectively).

d.           Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$145,826	$84,633
Operating lease liabilities	9,790	10,612
Intangible assets	6,417	3,826
Liability from Royalty Financing Agreement	6,155	—
Interest carryforwards	3,711	3,697
Accrued expenses and other current liabilities	1,435	1,862
Inventory	497	—
Defined benefit pension plan liability	406	—
Property, plant and equipment	—	510
Research and development tax credit carryforwards	—	144
Total deferred tax assets	$174,237	$105,284
Less valuation allowance	(145,191)	(74,547)
Deferred tax assets, net of valuation allowance	$29,046	$30,737
Acquired IPR&D intangible asset	(15,242)	(15,033)
Operating lease right-of-use assets	(8,159)	(9,323)
Property, plant and equipment	(719)	—
Other current assets and receivables	(193)	(110)
Deferred tax liability	$(24,313)	$(24,466)
Net deferred tax asset	$4,733	$6,271

Changes in the valuation allowance were as follows:

	Years ended December 31,
	2023	2022	2021

	(in thousands)
January 1,	$74,547	$60,289	$150,113
Changes recorded in the statement of operations	67,004	20,593	(88,858)
Changes recorded in equity	—	(972)	—
Increase related to 2021 Dutch tax reforms	—	—	1,897
Valuation allowance assumed in uniQure France SAS acquisition	—	—	545
Other changes including currency translation adjustments	3,640	(5,363)	(3,408)
December 31,	$145,191	$74,547	$60,289

The valuation allowance as of December 31, of $145.2 million as of December 31,2023 is primarily related to $142.4 million deferred tax assets in the Netherlands resulting from net operating loss carryforwards of $127.1 million, intangibles assets of $5.5 million, liability from Royalty Financing Agreement of $6.2 million and interest carryforwards of $3.7 million.

Netherlands

As of December 31, 2023, the total amount of net operating losses carried forward under the Dutch tax regime was $492.7 million (December 31, 2022: $264.0 million, 2021: $228.5 million). The Company has historically recorded a full valuation allowance. The Company evaluates all positive and negative evidence in assessing the need for a full valuation allowance. Management considers reversing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment. The Company concluded that as of December 31, 2023, December 31, 2022 and December 31, 2021 it is more likely than not that the remaining deferred tax assets will not be realized.

As of December 31, 2023, the tax treatment of the Royalty Agreement has not yet been agreed with the Dutch tax authorities. A different tax treatment could result in a different categorization of temporary differences and an offsetting deferred tax asset.

The Company recorded $462.4 million of license revenue in May 2021 after the Closing of the CSL Behring transaction. The Company recorded such revenue in its Dutch tax return related to the 12-month period ended December 31, 2020, which it filed on February 10, 2022. As such, the Company filed a return showing a taxable profit in the Netherlands in 2020, which resulted in the consumption of substantially all of its Dutch net operating losses for the years 2011 to 2018. The Company’s remaining Dutch net operating tax losses carried forward relate to 2019, 2022 and 2023. The Company allocated the tax benefit from the release of the valuation allowance related to net operating loss carryforwards generated by share issuance cost incurred in 2014, 2015, 2017 and 2018 to additional paid-in capital. This resulted in an increase of additional paid-in capital as well as deferred tax expenses of $3.0 million during the year ended December 31, 2021.

The Company recorded $0.8 million increase of additional paid-in capital in the year ended December 31, 2022 resulting from the release of valuation allowance for the tax benefit of share issuance costs incurred in 2018, 2019 and 2021.

A portion of the valuation allowance for deferred tax assets recorded as of December 31, 2023 continues to relate to follow-on offering costs incurred in 2019. Any subsequently recognized tax benefits will be credited directly to contributed capital. As of December 31, 2023, that amount was $3.4 million ($3.3 million as of December 31, 2022).

The Dutch corporate tax rate for fiscal year 2021 was 25.0%. In December 2021, changes were enacted that raised the corporate income tax rate from 25.0% to 25.8% from 2022 onwards.

In June 2021 legislation was enacted allowing for an indefinite carryforward from fiscal year 2022 onwards of existing and future net operating loss carryforwards subject to a limit of offsetting taxable profit in excess of EUR 1.0 million to 50% of the taxable profit.

The fiscal periods from 2022 onwards are still open for inspection by the Dutch tax authorities.

United States of America

The federal corporate tax rate in the U.S. is 21.0%. In addition, the Company is subject to state income taxes resulting in a combined tax rate of 27.3% for its U.S. operation. As of December 31, 2023, an estimated $31.1 million of net operating losses remain to be carried forward. These net operating losses carried forward will expire in 2036 and 2037 except for $0.7 million which can be carried forward indefinitely with a deduction limited to 80% of taxable income in a given year.

The Company’s U.S. operations generated taxable income in the fiscal years 2018 to 2021 and 2023. The Company expects to continue to generate taxable income in the U.S. during the foreseeable future.

Under the provision of the Internal Revenue Code, the U.S. net operating losses carried forward may become subject to an annual limitation in the event of certain cumulative exchange in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 and 383 of the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation.

The fiscal periods from 2020 are still open for inspection by the Internal Revenue Service (“IRS”). To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or Massachusetts Department of Revenue to the extent utilized in a future period. The Company is currently not under examination by the IRS for any tax years.

France

The French corporate tax rate for fiscal year 2023 was 25.0%. In addition, the Company is subject to a surcharge of 3.3% of the 25.0% standard corporate tax rate resulting in a combined rate of 25.8%.

The Company’s French operations have incurred losses since incorporation and are expected to continue incurring tax losses for the foreseeable future. The French operations as of December 31, 2023 have an estimated $39.6 million ($23.3 million as of December 31, 2022) of net operating losses that are available for carry forward indefinitely. The Company recorded a partial valuation allowance during the year ended December 31, 2023. No such valuation allowance was recorded in the years ended December 31, 2022 and 2021. The Company evaluates all positive and negative evidence including future income from reversing taxable temporary differences (particularly from reversing the deferred tax liability related to the acquired IPR&D intangible asset), projected future taxable income and tax-planning strategies in making this assessment.

21.          Basic and diluted earnings per share

Basic net (loss) / income per ordinary share is computed by dividing net (loss) / income for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. For the year ended December 31, 2021, dilutive net income / (loss) per ordinary share is computed using the treasury method. As the Company has incurred a loss in the years ended December 31, 2023 and December 31, 2022, all potentially dilutive ordinary shares for these years would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the years ended December 31, 2023 and December 31, 2022.

	Year ended December 31,
	2023	2022	2021

	(in thousands, except share amounts)
Numerator:
Net (loss) / income attributable to ordinary shares	$(308,478)	$(126,789)	$329,589
	(308,478)	(126,789)	329,589
Denominator:
Weighted-average number of ordinary shares outstanding - basic	47,670,986	46,735,045	45,986,467
Stock options under 2014 Plans and previous plan	—	—	746,044
Non-vested RSUs and PSUs	—	—	107,162
Employee share purchase plan	—	—	1,299
Weighted-average number of ordinary shares outstanding - diluted	47,670,986	46,735,045	46,840,972

The following table presents ordinary share equivalents that were excluded from the calculation of diluted net income / (loss) per ordinary share for the years ended December 31, 2023, 2022 and 2021 as the effect of their inclusion would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	4,974,030	4,237,917	2,576,281
Non-vested RSUs and PSUs	2,486,919	2,219,464	1,236,385
ESPP	3,640	1,048	1,842
Total anti-dilutive ordinary share equivalents	7,464,589	6,458,429	3,814,508

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of December 31, 2023 and December 31, 2022.

22.          Commitments and contingencies

In the course of its business, the Company enters as a licensee into contracts with other parties regarding the development and marketing of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be estimated reliably. The Company also has obligations to make future payments that become due and payable upon the collection of milestone payments from CSL Behring. The achievement and timing of these milestones is not fixed and determinable. Relevant commitments and contingencies are further discussed in other sections of this form 10-K, such as, Note 3 “uniQure France SAS transaction” and Note 5 “Collaboration arrangements and concentration of credit risk”, amongst others.

23.        Related party transaction

None.

24.         Subsequent events

None.

EXHIBIT INDEX

Exhibit No.		Description
2.1†

Sale and Purchase Agreement, executed June 21, 2021, by and between uniQure N.V. and Corlieve Therapeutics SAS (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2021 filed with the SEC on July 26, 2021).

3.1

Amended Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2021 filed with the SEC on July 26, 2021).

4.1	*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1t		2014 Share Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8 (file no. 333-225629) filed with the SEC on June 14, 2018).
10.6t

Employment Agreement dated December 9, 2014 between uniQure, Inc. and Matthew Kapusta (incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K (file no. 001-36294) for the year ended December 31, 2016 filed with the SEC on March 15, 2017).

10.7t

Amendment to the Employment Agreement between uniQure, Inc. and Matthew Kapusta, dated March 14, 2017 (incorporated by reference to Exhibit 10.7 of the Company's annual report on Form 10-K (file no. 001-36294) for the year ended December 31, 2016 filed with the SEC on March 15, 2017).

10.8t

Amendment to the Employment Agreement between uniQure, Inc. and Matthew Kapusta, dated October 26, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended September 30, 2017 filed with the SEC on November 1, 2017).

10.18

Lease relating to 113 Hartwell Avenue, Lexington, Massachusetts, dated as of July 24, 2013, by and between uniQure Inc. and King 113 Hartwell LLC (incorporated by reference to Exhibit 10.28 of the Company's registration statement on Form F-1 (file no. 333-193158) filed with the SEC on January 2, 2014).

10.19

Business Acquisition Agreement, dated as of February 16, 2012, by and among Amsterdam Molecular Therapeutics (AMT) Holding N.V., the Company and the other Parties listed therein (incorporated by reference to Exhibit 10.29 of the Company's registration statement on Form F-1 (file no. 333-193158) filed with the SEC on January 2, 2014).

10.20

Deed of Assignment of Certain Assets and Liabilities of Amsterdam Molecular Therapeutics (AMT) Holding N.V., dated as of April 5, 2012, by and among Amsterdam Molecular Therapeutics (AMT) Holding B.V., Amsterdam Molecular Therapeutics (AMT) Holding IP B.V. and Amsterdam Molecular Therapeutics (AMT) Holding N.V. (incorporated by reference to Exhibit 10.30 of the Company's registration statement on Form F-1 (file no. 333-193158) filed with the SEC on January 2, 2014).

10.21

Agreement for Transfer of Certain Assets and Liabilities of Amsterdam Molecular Therapeutics (AMT) Holding N.V., dated as of February 16, 2012, by and among Amsterdam Molecular Therapeutics (AMT) Holding B.V., Amsterdam Molecular Therapeutics (AMT) Holding IP B.V. and Amsterdam Molecular Therapeutics (AMT) Holding N.V. (incorporated by reference to Exhibit 10.31 of the Company's registration statement on Form F-1 (file no. 333-193158) filed with the SEC on January 2, 2014).

10.29†

Investor Agreement by and between uniQure Biopharma B.V. and Bristol-Myers Squibb Company dated April 6, 2015 (incorporated by reference to Exhibit 4.32 of the Company's annual report on Form 20-F for the year ended December 31, 2014 (file no. 001-36294) filed with the SEC on April 7, 2015).

10.32

Lease relating to Paasheuvelweg 25, dated as of March 7, 2016, by and between 52 IFH GmbH & Co. KG and uniQure biopharma B.V. (incorporated by reference to Exhibit 10.36 of the Company's annual report on Form 10-K (file no. 001-36294) for the year ended December 31, 2016 filed with the SEC on March 15, 2017).

10.37†

Assignment and License Agreement dated April 17, 2017 between Professor Paolo Simioni and uniQure biopharma B.V. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (file no. 001-36294) filed with the SEC on October 19, 2017).

10.40

First Amendment Lease relating to 113 Hartwell Avenue, Lexington, Massachusetts, dated as of July 24, 2013, by and between the Company and King113 Hartwell LLC (incorporated by reference to Exhibit 10.1 of the Company's current report on form 8-K (file no. 001-36294) filed with the SEC on November 15, 2018).

10.41t	Employee Share Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 (file no. 333-225629) filed with the SEC on June 14, 2018).
10.42

Second Amendment Lease relating to 113 Hartwell Avenue, Lexington Massachusetts, dated as of June 17, 2019, by and between the Company and King 113 Hartwell LLC (incorporated by reference to Exhibit 10.42 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2019 filed with the SEC on July 29, 2019).

10.53†

Commercialization and License Agreement by and between uniQure biopharma B.V. and CSL Behring LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2020 filed with the SEC on July 30, 2020).

10.56t

Employment Agreement, executed September 14, 2020, by and between uniQure Inc. and Ricardo Dolmetsch (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended September 30, 2020 filed with the SEC on October 27, 2020).

10.60t	Amended and Restated 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K (file no. 001-36294) filed with the SEC on November 17, 2023).
10.61t

Employment Agreement, effective May 17, 2021, by and between uniQure biopharma B.V. and Pierre Caloz (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2021 filed with the SEC on July 26, 2021).

10.62t

Equity Side Letter, effective May 17, 2021, by and between uniQure N.V. and Pierre Caloz (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2021 filed with the SEC on July 26, 2021).

10.63t

Amended and Restated Employment Agreement, effective June 15, 2021, by and between uniQure biopharma B.V. and Christian Klemt (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2021 filed with the SEC on July 26, 2021).

10.65t

Form of Share Option Agreement, effective December 8, 2021, under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.65 of the Company’s annual report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.66t

Form of Restricted Stock Unit Award, effective December 8, 2021, under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.66 of the Company’s annual report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.67†t

Form of Performance Stock Unit Award, effective December 8, 2021 under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.67 of the Company’s annual report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.68†

Third Amended and Restated Loan and Security Agreement as of December 15, 2021, by and among uniQure biopharma B.V., uniQure Inc., uniQure IP B.V., the Company and Hercules Capital Inc (incorporated by reference to Exhibit 10.68 of the Company’s annual report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.69†

Lease Agreement relating to 20 Maguire Road, Lexington, Massachusetts, dated as of December 22, 2021, by and between uniQure Inc. and G&I IX/GP4 20 Maguire LLC (incorporated by reference to Exhibit 10.69 of the Company’s annual report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.70†

Lease Agreement relating to 91 Hartwell Avenue, Lexington, Massachusetts, dated as of February 1, 2022, by and between uniQure Inc. and NRL 91 Hartwell LLC (incorporated by reference to Exhibit 10.70 of the Company’s annual report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.71†

Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated of May 12, 2023, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., the Company and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2023 (file no. 001-36294) filed with the SEC on August 1, 2023).

10.72†

Royalty Purchase Agreement, dated May 12, 2023, by and between uniQure biopharma B.V. and HemB SPV, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2023 (file no. 001-36294) filed with the SEC on August 1, 2023).

10.73t

Termination and Consulting Agreement, effective October 4, 2023, by and between uniQure Inc. and Ricardo Dolmetsch, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2023 (file no. 001-36294) filed with the SEC on November 7, 2023).

10.74t*	Employment Agreement dated July 30, 2021 between Corlieve Therapeutics AG and Richard Porter.
10.75t*	First Amended Employment Agreement dated April 1, 2022 between Corlieve Therapeutics AG and Richard Porter.
10.76t*	Letter Agreement dated October 5, 2023, by and between Richard Porter and Corlieve Therapeutics AG.
10.77t*	Employment Agreement dated June 13, 2023 between uniQure, Inc. and Jeannette Potts.
14.1*	Code of Ethics.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG Accountants N.V.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	uniQure N.V. Compensation Clawback Policy.
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

*	Filed herewith

t	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQURE N.V.

Date: February 28, 2024	By:	/s/ MATTHEW KAPUSTA
Matthew Kapusta
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2024	By:	/s/ CHRISTIAN KLEMT
Christian Klemt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signatures	Title	Date

/s/ MATTHEW KAPUSTA	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Matthew Kapusta

/s/ CHRISTIAN KLEMT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Christian Klemt

/s/ MADHAVAN BALACHANDRAN	Director	February 28, 2024
Madhavan Balachandran

/s/ ROBERT GUT	Director	February 28, 2024
Robert Gut

/s/ RACHELLE JACQUES	Director	February 28, 2024
Rachelle Jacques

/s/ JACK KAYE	Director	February 28, 2024
Jack Kaye

/s/ DAVID MEEK	Director	February 28, 2024
David Meek

/s/ LEONARD POST	Director	February 28, 2024
Leonard Post

/s/ PAULA SOTEROPOULOS	Director	February 28, 2024
Paula Soteropoulos

/s/ JEREMY P. SPRINGHORN	Director	February 28, 2024
Jeremy P. Springhorn