Form 10-Q
period 2024-03-31
uniQure N.V.
filed 2024-05-07
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ⌧

As of May 2, 2024, the registrant had 48,549,437 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 28, 2024 (the “Annual Report”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$243,062	$241,360
Current investment securities	312,621	376,532
Accounts receivable	10,717	4,193
Inventories, net	7,672	12,024
Prepaid expenses	18,839	15,089
Other current assets and receivables	3,092	2,655
Total current assets	596,003	651,853
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $57.8 million as of March 31, 2024 and $55.7 million as of December 31, 2023	44,554	46,548
Operating lease right-of-use assets	27,695	28,789
Intangible assets, net, including in-process research and development asset of $57.8 million as of March 31, 2024 and $59.1 million as of December 31, 2023	59,111	60,481
Goodwill	25,795	26,379
Deferred tax assets, net	11,594	12,276
Other non-current assets	5,298	5,363
Total non-current assets	174,047	179,836
Total assets	$770,050	$831,689
Current liabilities
Accounts payable	$5,231	$6,586
Accrued expenses and other current liabilities	22,658	30,534
Current portion of contingent consideration	27,587	28,211
Current portion of operating lease liabilities	7,997	8,344
Total current liabilities	63,473	73,675
Non-current liabilities
Long-term debt	102,120	101,749
Liability from royalty financing agreement	405,398	394,241
Operating lease liabilities, net of current portion	26,983	28,316
Contingent consideration, net of current portion	14,625	14,795
Deferred tax liability, net	7,376	7,543
Other non-current liabilities	3,321	3,700
Total non-current liabilities	559,823	550,344
Total liabilities	623,296	624,019
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of March 31, 2024 and December 31, 2023 and 48,492,357 and 47,833,830 ordinary shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,919	2,883
Additional paid-in-capital	1,155,904	1,148,749
Accumulated other comprehensive loss	(56,042)	(53,553)
Accumulated deficit	(956,027)	(890,409)
Total shareholders' equity	146,754	207,670
Total liabilities and shareholders' equity	$770,050	$831,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended March 31,
	2024	2023

	(in thousands, except share and per share amounts)
License revenues	$1,202	$—
Contract manufacturing revenues	3,990	4,937
Collaboration revenues	3,293	388
Total revenues	8,485	5,325
Operating expenses:
Cost of license revenues	(150)	—
Cost of contract manufacturing revenues	(9,076)	(2,435)
Research and development expenses	(40,692)	(60,809)
Selling, general and administrative expenses	(13,937)	(17,848)
Total operating expenses	(63,855)	(81,092)
Other income	1,376	1,811
Other expense	(234)	(216)
Loss from operations	(54,228)	(74,172)
Interest income	6,508	1,669
Interest expense	(16,097)	(3,562)
Foreign currency losses, net	(1,145)	(2,369)
Loss before income tax (expense) / benefit	$(64,962)	$(78,434)
Income tax (expense) / benefit	(656)	1,207
Net loss	$(65,618)	$(77,227)
Other comprehensive (loss) / income:
Foreign currency translation (loss) / gains, net	(2,524)	5,797
Defined benefit pension gain, net of taxes	35	—
Total comprehensive loss	$(68,107)	$(71,430)

Basic and diluted net loss per ordinary share	(1.36)	(1.63)
Weighted average shares used in computing basic and diluted net loss per ordinary share	48,384,510	47,436,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(77,227)	(77,227)
Other comprehensive income	—	—	—	5,797	—	5,797
Exercises of share options	10,055	1	86	—	—	87
Restricted and performance share units distributed during the period	566,091	30	(30)	—	—	—
Share-based compensation expense	—	—	8,061	—	—	8,061
Issuance of ordinary shares relating to employee stock purchase plan	2,495	—	44	—	—	44
Balance at March 31, 2023	47,546,673	$2,869	$1,121,554	$(52,494)	$(659,158)	$412,771

Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(65,618)	(65,618)
Other comprehensive loss, net	—	—	—	(2,489)	—	(2,489)
Restricted share units distributed during the period	658,527	36	(36)	—	—	—
Share-based compensation expense	—	—	7,191	—	—	7,191
Balance at March 31, 2024	48,492,357	$2,919	$1,155,904	$(56,042)	$(956,027)	$146,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2024	2023

	(in thousands)
Cash flows from operating activities
Net loss	$(65,618)	$(77,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,629	2,527
Amortization of discount on investment securities	(3,695)	(925)
Share-based compensation expense	7,191	8,061
Royalty financing agreement interest expense	12,362	-
Deferred tax expense / (income)	656	(1,207)
Changes in fair value of contingent consideration	165	975
Unrealized foreign exchange losses, net	1,389	1,193
Other items, net	2,778	456
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(10,417)	(936)
Inventories	2,236	(553)
Accounts payable	(701)	(1,661)
Accrued expenses, other liabilities, and operating leases	(9,550)	(9,005)
Net cash used in operating activities	(60,575)	(78,302)
Cash flows from investing activities
Proceeds on maturity of debt securities	150,107	5,330
Investment in debt securities	(83,778)	-
Purchases of property, plant, and equipment	(2,344)	(2,342)
Net cash generated from investing activities	63,985	2,988
Cash flows from financing activities
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	-	131
Net cash generated from financing activities	-	131
Currency effect on cash, cash equivalents and restricted cash	(1,725)	1,034
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,685	(74,149)
Cash, cash equivalents and restricted cash at beginning of period	244,544	231,173
Cash, cash equivalents and restricted cash at the end of period	$246,229	$157,024
Cash and cash equivalents	$243,062	$153,851
Restricted cash related to leasehold and other deposits	3,167	3,173
Total cash, cash equivalents and restricted cash	$246,229	$157,024
Supplemental cash flow disclosures:
Cash paid for interest	$(4,761)	$(3,057)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(577)	$(753)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1General business information

uniQure N.V. (the “Company”) was incorporated on January 9, 2012, as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. The Company is a leader in the field of gene therapy and seeks to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. The Company’s business was founded in 1998 and was initially operated through its predecessor company, Amsterdam Molecular Therapeutics Holding N.V. (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with its initial public offering, the Company converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in Note 2.3.27 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V. entered into a commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”), pursuant to which CSL Behring received exclusive global rights to HEMGENIX®.

The transaction became fully effective on May 6, 2021.

License revenue

The Company recognized $1.2 million of royalty revenue in the three months ended March 31, 2024, compared to nil in the three months ended March 31, 2023. Royalties on the sale of HEMGENIX® are recorded once earned and are presented as license revenue.

Accounts receivable and contract asset

As of December 31, 2023, the Company recorded accounts receivable of $4.0 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

As of March 31, 2024, the Company had accounts receivable of $10.6 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

4	Investment securities

The following tables summarize the Company’s investments in sovereign debt as of March 31, 2024 and December 31, 2023:

	At March 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$312,621	$12	$—	$312,633
Total	$312,621	$12	$—	$312,633

	At December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$376,532	$139	$—	$376,671
Total	$376,532	$139	$—	$376,671

The Company invests in short-term U.S. and European government bonds with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Inputs to the fair value of the investments are considered Level 2 inputs.

5	Inventories, net

The following table summarizes the inventories, net balances as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(in thousands)
Raw materials	$6,331	$7,157
Work in progress	1,341	4,109
Finished goods	—	758
Inventories	$7,672	$12,024

The Company recorded write downs to net realizable value of $1.8 million for the three months ended March 31, 2024 and nil for the same period in 2023. The costs are recognized as Cost of Contract Manufacturing Revenues. As at March 31, 2024, and December 31, 2023, the Company recorded an allowance for inventory of $2.7 million and $1.6 million, respectively.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2023
Assets:
Cash and cash equivalents	$241,360	$—	$—	$241,360	Cash and cash equivalents
Restricted cash	3,184	—	—	3,184	Other non-current assets
Total assets	$244,544	$—	$—	$244,544
Liabilities:
Contingent consideration	—	—	43,006	43,006	Contingent consideration
Consideration for post-acquisition services	—	—	457	457	Other non-current liabilities
Total liabilities	$—	$—	$43,463	$43,463
At March 31, 2024
Assets:
Cash and cash equivalents	$243,062	$—	$—	$243,062	Cash and cash equivalents
Restricted cash	3,167	—	—	3,167	Other non-current assets
Total assets	$246,229	$—	$—	$246,229
Liabilities:
Contingent consideration	—	—	42,212	42,212	Contingent consideration
Consideration for post-acquisition services	—	—	498	498	Other non-current liabilities
Total liabilities	$—	$—	$42,710	$42,710

Contingent consideration

The Company is required to pay up to EUR 178.8 million (or $193.0 million based on the foreign exchange rate on March 31, 2024) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of contractually defined milestones in connection with the Company’s July 2021 acquisition of uniQure France SAS.

The fair value of the contingent consideration as of March 31, 2024 was $42.2 million (December 31, 2023: $43.0 million) using discount rates of approximately 14.8% to 15.6% (December 31, 2023: 15.3% to 15.6%). The Company assumes the probability of achieving a EUR 30.0 million ($32.4 million) milestone payment following the dosing of the first patient in Phase I/II clinical trial to be 100%.

If as of March 31, 2024 the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $74.8 million. If as of March 31, 2024 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of contingent consideration between December 31, 2023 and March 31, 2024:

Amount of
contingent
consideration
2024
(in thousands)
Balance at December 31, 2023	$43,006
Change in fair value (presented within research and development expenses)	165
Currency translation effects	(959)
Balance at March 31, 2024	$42,212

As of March 31, 2024, the Company classified $27.6 million (December 31, 2023: $28.2 million) of the total contingent consideration of $42.2 million (December 31, 2023: $43.0 million) as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of March 31, 2024 and December 31, 2023.

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2024	2023

	(in thousands)
Personnel related accruals and liabilities	$9,572	$16,263
Accruals for goods received from and services provided by vendors-not yet billed	11,881	12,834
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement	1,205	1,437
Total	$22,658	$30,534

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

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2023 Amended Facility was $103.3 million as of March 31, 2024, compared to $102.9 million as of December 31, 2023, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facility in the three months ended March 31, 2024 was $2.3 million, compared to a foreign currency gain of $0.7 million during the same period in 2023.

Interest expense associated with the 2023 Amended Facility during the three months ended March 31, 2024 was $3.7 million, compared to $3.6 million during the same period in 2023.

Under the 2023 Amended Facility the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2023 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $770.1 million, less $6.8 million of cash and cash equivalents and other current assets held by the Company, and $87.7 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2023 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2024, the Company was in material compliance with all covenants and provisions.

9Royalty Financing Agreement

On May 12, 2023, the Company entered into a royalty purchase agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. (the “Purchaser”). Under the terms of the Royalty Financing Agreement the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX® for certain current and future royalties due to the Company. The Company is also eligible to receive an additional $25.0 million milestone payment under the Royalty Financing Agreement if 2024 net sales of HEMGENIX® exceed a pre-specified threshold, as set forth in the Royalty Financing Agreement. The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) and 1.85 times the $25.0 million milestone payment (if paid) until June 30, 2032 (“First Hard Cap Date”) if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times of the upfront and milestone payment (if paid) through December 31, 2038. If 2024 net sales do not exceed a pre-specified threshold, the Company will be obligated to pay $25.0 million to the Purchaser but only to the extent that the Company achieves a future sales milestone under the CSL Behring Agreement. If such milestone payment is not due from CSL Behring, the Company is not obligated to pay any amounts to the Purchaser.

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

The Company expects to satisfy its commitment to the Purchaser prior to the First Hard Cap Date. The Company will record the difference of $323.7 million between the total expected payments of $693.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the First Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% per annum to 13.5% per annum. The Company would have recorded between $12.1 million and $13.7 million of interest expense through the three months ended March 31, 2024 (nil for the three months ended March 31, 2023) if it had used 12.0% or 13.5%, instead of the $12.4 million recorded in the three months ended March 31, 2024 (nil for the three months ended March 31, 2023). The Company will prospectively update the effective interest rate at each reporting date based on updated projections.

The liability was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between the December 31, 2023 and March 31, 2024:

Amount of liability
(in thousands)
Balance as of December 31, 2023 (includes $1.4 million presented as "Accrued expenses and other current liabilities)	$395,678
Royalty payments to Purchaser	(1,437)
Liability owed to the Purchaser (presented as "Accrued expense and other current liabilities")	(1,205)
Interest expense for the period	12,362
Liability related to the royalty financing agreement	$405,398

10Share-based compensation

The Company’s share-based compensation plans include the 2014 Amended and Restated Share Option Plan (the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). The number of shares authorized for issuance under the 2014 Plan is 14,351,471.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Cost of manufacturing services revenue	$345	$24
Research and development	3,425	4,305
Selling, general and administrative	3,421	3,732
Total	$7,191	$8,061

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Award type/ESPP
Share options	$2,913	$3,274
Restricted share units	4,370	4,630
Performance share units	(99)	150
Employee share purchase plan	7	7
Total	$7,191	$8,061

As of March 31, 2024, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$20,743	2.56
Restricted share units	27,981	1.99
Performance share units	80	0.61
Total	$48,804	2.23

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

The following tables summarize option activity under the 2014 Plans for the three months ended March 31, 2024:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2023	4,974,030	23.25
Granted	930,900	$5.59
Forfeited	(71,437)	$21.26
Expired	(11,584)	$37.61
Outstanding at March 31, 2024	5,821,909	$20.42
Thereof, fully vested, and exercisable on March 31, 2024	3,054,242	$25.70
Thereof, outstanding and expected to vest after March 31, 2024	2,767,667	$14.60
Outstanding and expected to vest after December 31, 2023	2,098,557	$23.38

Total weighted average grant date fair value of options issued during the period (in $ millions)	$3.0

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
Assumptions	2024	2023
Expected volatility	70%	70%
Expected terms	10 years	10 years
Risk free interest rate	4.32%	4.10%
Expected dividend yield	0%	0%

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2024:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2023	2,264,369	$18.07
Granted	1,160,800	$5.59
Vested	(659,240)	$20.30
Forfeited	(58,401)	$17.39
Non-vested at March 31, 2024	2,707,528	$12.19

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$6.5

RSUs generally vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

The following table summarizes the PSU activity for the three months ended March 31, 2024:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2023	222,550	$28.09
Forfeited	(17,030)	$27.12
Non-vested at March 31, 2024	205,520	$27.99

The Company granted ordinary shares to certain employees in December 2021 and at various dates during the year ended December 31, 2022 that will be earned upon achievement of defined milestones. Earned ordinary shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the ordinary shares granted in December 2021 to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the NASDAQ Biotechnology Index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of March 31, 2024, two milestones had been achieved and vested in either 2022 or 2023. Additionally, another two milestones are considered probable as of December 31, 2023 and March 31, 2024.

The ESPP

During the three months ended March 31, 2024, nil ordinary shares were issued under the ESPP compared to 2,495 during the same period in 2023. As of March 31, 2024, 96,862 ordinary shares remain available for issuance under the ESPP compared to a total of 113,565 as of March 31, 2023.

11	Income taxes

The Company recorded $0.7 million deferred tax expense in relation to its operations in the U.S. during the three months ended March 31, 2024. The Company recorded $1.2 million deferred tax benefit in relation to its operations in the U.S. and France during the three months ended March 31, 2023.

The effective income tax rate of 1.0% during the three ended March 31, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands and a partial a valuation allowance against its net deferred tax assets in France. The effective income tax rate during the three months ended March 31, 2023 was (1.5%), as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands.

14Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three months ended March 31, 2024, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three months ended March 31, 2024. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of March 31, 2024 and March 31, 2023, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended March 31,
	2024	2023
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,821,909	5,150,690
Non-vested RSUs and PSUs	2,913,048	2,772,146
ESPP	3,140	801
Total anti-dilutive ordinary share equivalents	8,738,097	7,923,637

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, amyotrophic lateral sclerosis (“ALS”), refractory mesial temporal lobe epilepsy (“MTLE”) and Fabry disease. Our internally developed HEMGENIX®, a gene therapy for the treatment of hemophilia B, has been approved for commercialization by the United States Food and Drug Administration (the “FDA”) in November 2022 and the European Medicines Agency (“EMA”) in February 2023. The approval of HEMGENIX® follows more than a decade of research and clinical development, represents a major milestone in the field of gene therapy and ushers in a new treatment approach for patients living with hemophilia B. We license HEMGENIX® to CSL Behring LLC (“CSL Behring”), which is responsible for its commercialization. We are manufacturing HEMGENIX® for CSL Behring and are entitled to specific milestone payments and royalties on net sales of the product, a portion of which we sold to a royalty acquisition company in 2023 in exchange for up-front cash.

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

We are currently conducting a multi-center randomized, controlled, and blinded Phase I/II clinical trial for AMT-130 in the U.S. (“US study”) as well as an open-label Phase Ib/II study in Europe with the same early-manifest criteria for Huntington’s disease as the U.S. study (“European study”). We completed the enrollment of all 26 patients in the first two cohorts of our US study in March 2022 and the enrollment of 13 patients in the two cohorts of our European study in June 2023.

In November 2023, we initiated patient dosing in a third cohort of up to 12 patients to further investigate both doses of AMT-130 in combination with perioperative immunosuppression. Patient enrollment is ongoing in this cohort with a focus on evaluating near-term safety and tolerability.

In June 2023, we announced interim data, including up to 24-month follow-up, from 26 patients enrolled in the ongoing U.S. Phase I/II clinical trial of AMT-130. In December 2023, we announced updated interim data, including up to 30-month follow-up from the 26 patients enrolled in the ongoing US study as well as the 13 patients enrolled in the European study.

We plan to initiate interactions with the FDA in the second quarter of 2024. The goal of these interactions is to define the future clinical and regulatory pathway for AMT-130 and is expected to include discussions of the data from the ongoing Phase I/II trials and the potential to leverage robust natural history comparators and long-term clinical data from the Phase I/II studies.

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

We are initiating a Phase I/IIa clinical trial that will be conducted in the United States and consist of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and first signs for efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept (“POC”) data.

Fabry disease program (AMT-191)

AMT-191 is our gene therapy candidate for the treatment of Fabry disease. AMT-191 comprises of an AAV5 capsid that incorporates the α-galactosidase A (“GLA”) transgene and a proprietary, highly potent, liver-specific promoter. In November 2023 we announced that the FDA had cleared the IND application for AMT-191.

We are initiating a first-in-human Phase I/IIa clinical trial that will be conducted in the United States. The multicenter, open-label clinical trial consists of two dose-escalating cohorts of up to three adult male patients each to assess safety, tolerability, and early signs of efficacy of AMT-191 in patients with Fabry disease. Three patients will be dosed in the initial dose. If no dose-limiting toxicology is identified, the dose will be escalated. If dose-limiting toxicology occurs in one of the three initial patients, three additional patients will be enrolled at the same dose level. If no additional patients in the cohort experience a dose-limiting toxicology, the dose will be escalated. Assessments will be made at three- and six-months post-treatment.

Amyotrophic Lateral Sclerosis (AMT-162)

AMT-162 is our gene therapy candidate for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in superoxide dismutase 1 (“SOD1”), a rapidly progressing, rare motor neuron disease that leads to loss of everyday functions and is uniformly fatal. Mutations in the SOD1 gene of ALS account for approximately one-fifth of all inherited forms of this fatal disease. AMT-162 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations. The FDA has cleared the IND application for AMT-162 and has granted Orphan Drug and Fast Track designation.

We are initiating a first-in-human Phase I/II clinical trial that will be a U.S.-based, multi-center, open-label trial consisting of three cohorts with up to four patients each receiving a one-time intrathecal infusion with immunosuppression. Safety, tolerability and early signs of efficacy will be evaluated in the study.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2024	2023

	(in thousands)
Total revenues	$8,485	$5,325
Cost of license revenues	(150)	—
Cost of contract manufacturing revenues	(9,076)	(2,435)
Research and development expenses	(40,692)	(60,809)
Selling, general and administrative expenses	(13,937)	(17,848)
Net loss	(65,618)	(77,227)

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents and investment securities of $555.7 million and $617.9 million, respectively. We had a net loss of $65.6 million in the three months ended March 31, 2024, compared to net loss of $77.2 million for the same period in 2023. As of March 31, 2024 and December 31, 2023, we had accumulated deficits of $956.0 million and $890.4 million, respectively.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2024 or reasonably possible changes of our critical accounting estimates as of March 31, 2024 that could have had a material impact on our results of operations for the three ended March 31, 2024.

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

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms, such as next-generation vectors, promoters and re-administration of gene therapies;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates;

●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of uniQure France SAS.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table presents a comparison of our results of operations for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023	2024 vs 2023

	(in thousands)
Total revenues	$8,485	$5,325	$3,160
Operating expenses:
Cost of license revenues	(150)	—	(150)
Cost of contract manufacturing	(9,076)	(2,435)	(6,641)
Research and development expenses	(40,692)	(60,809)	20,117
Selling, general and administrative expenses	(13,937)	(17,848)	3,911
Total operating expenses	(63,855)	(81,092)	17,237
Other income	1,376	1,811	(435)
Other expense	(234)	(216)	(18)
Loss from operations	(54,228)	(74,172)	19,944
Other non-operating items, net	(10,734)	(4,262)	(6,472)
Net loss before income tax (expense) / benefit	$(64,962)	$(78,434)	$13,472
Income tax (expense) / benefit	(656)	1,207	(1,863)
Net loss	$(65,618)	$(77,227)	$11,609

Revenues

Our revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023	2024 vs 2023

	(in thousands)
License revenues	$1,202	$—	$1,202
Contract manufacturing revenues	3,990	4,937	(947)
Collaboration revenues	3,293	388	2,905
Total revenues	$8,485	$5,325	$3,160

License revenues

We recognize license revenues from CSL Behring, related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended March 31, 2024, we recognized $1.2 million of license revenues (nil for the same period in 2023).

Contract manufacturing revenues

We recognize contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring. Contract manufacturing revenues is realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized $4.0 million contract manufacturing revenues in the three months ended March 31, 2024, compared to $4.9 million for the same period in 2023.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement.

For the three months ended March 31, 2024 and 2023 we recognized $3.3 million and $0.4 million of collaboration revenue for CSL Behring, respectively.

Cost of contract manufacturing

We incurred $9.1 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the three months ended March 31, 2024, compared to $2.4 million cost of contract manufacturing in the three months ended March 31, 2023. The increase in cost of $6.7 million in 2024 is primarily related to expensing costs previously capitalized as work in progress, including a write-down to lower net realizable value.

R&D expenses

R&D expenses for the three months ended March 31, 2024 were $40.7 million, compared to $60.8 million for the same period in 2023. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended March 31,
	2024	2023	2024 vs 2023
	(in thousands)
Huntington's disease (AMT-130)	$2,426	$3,733	$(1,307)
Temporal lobe epilepsy (AMT-260)	2,254	4,320	(2,066)
Amyotrophic lateral sclerosis (AMT-162)	1,977	10,041	(8,064)
Fabry disease (AMT-191)	1,370	1,088	282
Programs in preclinical development and platform related expenses	449	1,885	(1,436)
Etranacogene dezaparvovec (AMT-060/061)	—	667	(667)
Total direct research and development expenses	$8,476	$21,734	$(13,258)

Employee and contractor-related expenses	16,923	18,703	(1,780)
Facility expenses	7,095	6,786	309
Share-based compensation expense	3,425	4,305	(880)
Other expenses	2,687	4,400	(1,713)
Disposables	1,921	3,906	(1,985)
Fair value changes related to contingent consideration	165	975	(810)
Total other research and development expenses	$32,216	$39,075	$(6,859)

Total research and development expenses	$40,692	$60,809	$(20,117)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the three months ended March 31, 2024 and March 31, 2023, we incurred costs of $2.4 million and $3.7 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe. In the prior year, we had enrollment for the European clinical trial.

Temporal lobe epilepsy (AMT-260)

In the three months ended March 31, 2024 and March 31, 2023, we incurred costs of $2.3 million and $4.3 million respectively, for the development of AMT-260. In August 2023, the FDA cleared our IND application, and we started incurring costs for the preparation of a Phase I clinical trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the three months ended March 31, 2024, we incurred $2.0 million of costs to initiate a Phase I/II clinical trial in 2024. In the three months ended March 31, 2023 we incurred $10.0 million of expenses related to the transaction.

Fabry disease (AMT-191)

In the three months ended March 31, 2024 and March 31, 2023, we incurred costs of $1.3 million and $1.1 million, respectively, related to our development of AMT-191. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for the Phase I/II clinical trial preparation.

Preclinical programs & platform development

In the three months ended March 31, 2024 and March 31, 2023, we incurred $0.4 million and $1.9 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Etranacogene dezaparvovec (AMT-060/061)

We transitioned activities related to the clinical trial and long-term follow-up of patients to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the three months ended March 31, 2024 and March 31, 2023 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Other research & development expenses

●	We incurred $16.9 million in personnel and contractor-related expenses in the three months ended March 31, 2024, compared to $18.7 million for the same period in 2023. The decrease was primarily related to the reduction in personnel and contractors as a result of the restructuring that occurred in October 2023;
●	We incurred $7.1 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the three months ended March 31, 2024, compared to $6.8 million in the same period in 2023;
●	We incurred $3.4 million in share-based compensation expenses in the three months ended March 31, 2024, compared to $4.3 million for the same period in 2023. The decrease was primarily a result of the reduction in expense from the restructuring that occurred in October 2023;
●	We incurred $2.7 million of other expenses for the three months ended March 31, 2024, compared to $4.4 million for the same period in 2023;
●	We incurred $1.9 million in disposable costs in the three months ended March 31, 2024, compared to $3.9 million for the same period in 2023. The decrease was primarily a result of the reduction in expense from the restructuring that occurred in October 2023; and
●	We incurred $0.2 million of expenses in the three months ended March 31, 2024 related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $1.0 million increase in fair value for the same period in 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $13.9 million, compared to $17.8 million for the same period in 2023.

●	We incurred $6.2 million in personnel and contractor-related expenses in the three months ended March 31, 2024, compared to $5.9 million in the same period in 2023;
●	We incurred $3.4 million in share-based compensation expenses in the three months ended March 31, 2024, compared to $3.7 million in the same period in 2023;
●	We incurred $2.0 million in professional fees in the three months ended March 31, 2024, compared to $3.2 million in the same period in 2023. We regularly incur accounting, audit and legal fees associated with operating as a public company. In the prior period, we incurred professional fees related to our global licensing agreement with Apic Bio; and
●	We incurred $2.0 million in other expenses in the three months ended March 31, 2024, compared to $4.0 million in the same period in 2023. The $2.0 million decrease was primarily related to a decrease in intellectual property fees as well as a reduction of expenses for information technology.

Other items, net

We recognized $1.3 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended March 31, 2024, compared to $1.3 million for the same period in 2023.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023	2024 vs 2023

	(in thousands)
Interest income	$6,508	$1,669	$4,839
Interest expense	(16,097)	(3,562)	(12,535)
Foreign currency losses, net	(1,145)	(2,369)	1,224
Total non-operating expense, net	$(10,734)	$(4,262)	$(6,472)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $6.5 million in interest income in the three months ended March 31, 2024, compared to $1.7 million in the same period in the prior year. Our interest income increased by $4.8 million due to the interest income earned on investment securities as well as cash on hand during the three months ended March 31, 2024.

We recognized $16.1 million in interest expense for the three months ended March 31, 2024 and $3.6 million for the three months ended March 31, 2023. Our interest expense in 2024 increased due to an increase in market interest rates related to the Hercules debt as well as the recognition of $12.4 million of interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $1.1 million during the three months ended March 31, 2024, compared to a net loss of $2.4 million during the same period in 2023.

Income tax benefit

We recognized $0.7 million of deferred tax expense in the three months ended March 31, 2024, and $1.2 million of deferred tax benefit for the same period in 2023.

Financial Position, Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents, restricted cash and investment securities of $558.9 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs and following the Reorganization, we believe that our cash and cash equivalents and investment securities will fund our operations into second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding if we decide to advance AMT-130 for our Huntington’s disease gene therapy program or any of our other product candidates into late-stage clinical development. Our material cash requirements include the following contractual and other obligations:

Debt

As of March 31, 2024, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. Future interest payments and financing fees associated with the loan total $44.2 million, with $13.4 million payable within 12 months. We are contractually required to repay the $100.0 million in full in January 2027.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of March 31, 2024, we had fixed lease payment obligations of $50.7 million, with $8.4 million payable within 12 months.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In relation to our acquisition of uniQure France SAS in 2021, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In September 2023, we made a payment of EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS following the FDA’s clearance of the IND application for AMT-260. As of March 31, 2024, our remaining commitment amounts include a EUR 30.0 million ($32.4 million) milestone payment due upon treating the first patient in a Phase I/II clinical trial for AMT-260 and EUR 160.0 million ($172.7 million) in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of March 31, 2024, of $1.08/€1.00. As of March 31, 2024, we expect these obligations will become payable between 2024 and 2031. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Commitments related to licensors and financial advisors

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch) or as a result of collecting payments related to our sale of the exclusive global rights of HEMGENIX® to CSL Behring. We also owe payments to a financial advisor related to certain payments we will collect under the CSL Behring Agreement.

The table below summarizes our consolidated cash flow data for the three months ended:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$244,544	$231,173
Net cash used in operating activities	(60,575)	(78,302)
Net cash generated from investing activities	63,985	2,988
Net cash generated from financing activities	—	131
Foreign exchange impact	(1,725)	1,034
Cash, cash equivalents and restricted cash at the end of period	$246,229	$157,024

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. (“AMT”) in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $65.6 million in the three months ended March 31, 2024, compared to a net loss of $77.2 million during the same period in 2023. As of March 31, 2024, we had an accumulated deficit of $956.0 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners as well as from selling a portion of royalties due from our collaboration partner CSL Behring. We have collected $100.0 million in July 2023 related to the first sale milestone of HEMGENIX® in the U.S., and are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from royalty financing) on net sales of HEMGENIX®.

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

Net cash used in operating activities

Net cash used in operating activities was $60.6 million for the three months ended March 31, 2024 and consisted of net loss of $65.6 million adjusted for non-cash items, including depreciation and amortization expense of $2.6 million, amortization of the discount on investment securities of $3.7 million, share-based compensation expense of $7.2 million, changes in the fair value of contingent consideration of $0.2 million, unrealized foreign exchange losses of $1.4 million, $12.4 million of interest expense related to the royalty financing and a change in deferred taxes of $0.7 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $18.4 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $10.4 million. There was a decrease in inventory balances of $2.2 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $10.3 million, primarily related to a decrease of $6.7 million from personnel related accruals.

Net cash used in operating activities was $78.3 million for the three months ended March 31, 2023 and consisted of net loss of $77.2 million adjusted for non-cash items, including depreciation and amortization expense of $2.5 million, amortization of the discount on investment securities of $0.9 million, share-based compensation expense of $8.1 million, changes in the fair value of contingent consideration of $1.0 million, unrealized foreign exchange losses of $1.2 million and a change in deferred taxes of $1.2 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $12.2 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $0.9 million. These changes also relate to a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $10.7 million, primarily related to a decrease of $7.9 million from personnel related accruals.

Net cash generated from investing activities

In the three months ended March 31, 2024, we generated $64.4 million in our investing activities compared to generating $3.0 million for the same period in 2023.

	Three months ended March 31,
	2024	2023
	(in thousands)
Proceeds from maturity of investment securities	$150,107	$5,330
Investment in investment securities	(83,778)	—
Build out of Amsterdam site	(1,051)	(686)
Build out of Lexington site	(1,293)	(1,656)
Net cash generated from investing activities	$63,985	$2,988

During the three months ended March 31, 2024, we received $150.1 million from the repayment of previous investments into euro and U.S. dollar denominated government bonds ($5.3 million for three months ended March 31, 2023).

During the three months ended March 31, 2024, we invested $83.8 million of our cash on hand into euro denominated government bonds (nil for the three months ended March 31, 2023).

We invested $1.1 million and $1.3 million, respectively, into our Amsterdam, Netherlands and Lexington, Massachusetts sites during the three months ended March 31, 2024, compared to $0.7 million and $1.7 million for the same period in 2023.

Net cash generated from financing activities

In the three months ended March 31, 2024, we generated nil from financing activities compared to $0.1 million for the same period in 2023.

	Three months ended March 31,
	2024	2023

	(in thousands)
Cash flows from financing activities
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	-	131
Net cash generated from financing activities	$-	$131

During the three months ended March 31, 2024, we received nil from the exercise of options to purchase ordinary shares in relation to our 2014 Plans, compared to $0.1 million for the same period in 2023.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2024, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Based on such evaluation, our CEO and CFO concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

We manufacture HEMGENIX® at our Lexington Facility which is optimized to meet our commercial manufacturing and supply obligations pursuant to the CSL Behring collaboration. This optimization and dedicated capacity for HEMGENIX® could limit our ability to manufacture other product candidates or components thereof to support our development programs or those of third parties. The manufacturing of HEMGENIX® pursuant to our obligations under the CSL Behring Agreement is expensive and requires the dedication of significant company resources.  In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology in the coming years related to HEMGENIX® to a third-party contract manufacturer to be designated by CSL Behring in the future. Until CSL Behring identifies and designates a new manufacturer capable of supporting the commercial requirements of HEMGENIX®, we will continue to incur significant costs associated with our manufacturing and supply obligations. Following such transfer, we may experience challenges in adapting our Lexington Facility to meet the manufacturing and supply needs for products other than HEMGENIX® as a result of excess capacity or our ability to adapt to new processes, among other challenges. Any problems or limitations with respect to our manufacturing processes or facilities, including our existing commercial supply and manufacturing obligations to CSL Behring, could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs or sources of capital, result in delays in our clinical development or marketing schedules and materially harm our business.

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

We had a net loss of $65.6 million in the three months ended March 31, 2024, and a net loss of $308.5 million in the year ended December 31, 2023. We incurred  a gain of $329.6 million in year ended December 31, 2021; however, such gain was primarily attributable to one-time license revenue from CSL Behring. We have incurred significant losses in the years prior to 2021. As of March 31, 2024, we had an accumulated deficit of $956.0 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2024 and into the second quarter of 2027 primarily from our existing cash, cash equivalents, and cash resources. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

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

See Part I, Item 1C, Cybersecurity, in our Annual Report for more information regarding our cybersecurity risk management, strategy and governance.

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

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through May 2, 2024 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $4.39. The closing price on May 2, 2024, was $4.68 per ordinary share.

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 26.5% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of March 31, 2024. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

We estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development goals, along with financial and other business-related milestones. From time to time, we publicly announce the expected timing of some of these milestones along with guidance as to our cash runway. These milestones may include the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings and interactions with regulatory authorities, and approval timelines for commercial sales. All these milestones are based on a variety of assumptions that may prove to be untrue. The timing of our actual achievement of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones, including those that are publicly announced, the development and commercialization of our products may be delayed, our business could suffer reputational harm and, as a result, our stock price may decline

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission on May 7, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission on May 7, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Date: May 7, 2024