Form 10-Q
period 2024-06-30
uniQure N.V.
filed 2024-08-01
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 48,697,619 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements concerning: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; our collaboration, royalty financing and license agreements; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our estimates regarding future expenses and needs for additional financing; our restructuring efforts and the results of our strategic review, including the divestment of our Lexington facility; our ability to identify, recruit and retain key personnel; our financial performance; and our liquidity and working capital requirements.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$287,877	$241,360
Current investment securities	236,553	376,532
Accounts receivable	7,850	4,193
Inventories, net	—	12,024
Prepaid expenses	18,278	15,089
Assets held for sale	37,964	—
Other current assets and receivables	3,446	2,655
Total current assets	591,968	651,853
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $27.9 million as of June 30, 2024 and $55.7 million as of December 31, 2023	26,186	46,548
Operating lease right-of-use assets	14,925	28,789
Intangible assets, net, including in-process research and development asset of $57.4 million as of June 30, 2024 and $59.1 million as of December 31, 2023	58,659	60,481
Goodwill	23,112	26,379
Deferred tax assets, net	10,718	12,276
Other non-current assets	5,278	5,363
Total non-current assets	138,878	179,836
Total assets	$730,846	$831,689
Current liabilities
Accounts payable	$4,407	$6,586
Accrued expenses and other current liabilities	26,491	30,534
Current portion of contingent consideration	28,060	28,211
Current portion of operating lease liabilities	3,625	8,344
Liabilities held for sale	17,885	—
Total current liabilities	80,468	73,675
Non-current liabilities
Long-term debt	102,507	101,749
Liability from royalty financing agreement	415,940	394,241
Operating lease liabilities, net of current portion	12,369	28,316
Contingent consideration, net of current portion	12,078	14,795
Deferred tax liability, net	7,323	7,543
Other non-current liabilities	3,054	3,700
Total non-current liabilities	553,271	550,344
Total liabilities	633,739	624,019
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of June 30, 2024 and December 31, 2023 and 48,694,569 and 47,833,830 ordinary shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,930	2,883
Additional paid-in-capital	1,162,823	1,148,749
Accumulated other comprehensive loss	(56,320)	(53,553)
Accumulated deficit	(1,012,326)	(890,409)
Total shareholders' equity	97,107	207,670
Total liabilities and shareholders' equity	$730,846	$831,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$1,869	$793	$3,071	$793
Contract manufacturing revenues	2,124	1,310	6,114	6,247
Collaboration revenues	7,133	319	10,426	707
Total revenues	11,126	2,422	19,611	7,747
Operating expenses:
Cost of license revenues	(234)	—	(384)	—
Cost of contract manufacturing revenues	(7,227)	(1,352)	(16,303)	(3,787)
Research and development expenses	(33,655)	(46,036)	(74,347)	(106,845)
Selling, general and administrative expenses	(15,767)	(21,181)	(29,704)	(39,029)
Total operating expenses	(56,883)	(68,569)	(120,738)	(149,661)
Other income	1,983	1,302	3,359	3,113
Other expense	(236)	(229)	(470)	(445)
Loss from operations	(44,010)	(65,074)	(98,238)	(139,246)
Interest income	5,805	3,229	12,313	4,898
Interest expense	(16,157)	(6,840)	(32,254)	(10,402)
Foreign currency losses, net	(989)	374	(2,134)	(1,995)
Loss before income tax (expense) / benefit	$(55,351)	$(68,311)	$(120,313)	$(146,745)
Income tax (expense) / benefit	(948)	(163)	(1,604)	1,044
Net loss	$(56,299)	$(68,474)	$(121,917)	$(145,701)
Other comprehensive (loss) / income:
Foreign currency translation (loss) / gains, net	(313)	54	(2,837)	5,851
Defined benefit pension gain, net of taxes	35	—	70	—
Total comprehensive loss	$(56,577)	$(68,420)	$(124,684)	$(139,850)

Basic and diluted net loss per ordinary share	(1.16)	(1.44)	(2.51)	(3.06)
Weighted average shares used in computing basic and diluted net loss per ordinary share	48,622,440	47,649,520	48,503,475	47,543,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity

	(in thousands, except share and per share amounts)
Balance at March 31, 2023	47,546,673	$2,869	$1,121,554	$(52,494)	$(659,158)	$412,771
Loss for the period	—	—	—	—	(68,474)	(68,474)
Other comprehensive income	—	—	—	54	—	54
Exercises of share options	2,427	—	34	—	—	34
Restricted share units distributed during the period	150,720	8	(8)	—	—	—
Share-based compensation expense	—	—	8,894	—	—	8,894
Issuance of ordinary shares relating to employee stock purchase plan	2,511	—	41	—	—	41
Balance at June 30, 2023	47,702,331	$2,877	$1,130,515	$(52,440)	$(727,632)	$353,320

Balance at March 31, 2024	48,492,357	$2,919	$1,155,904	$(56,042)	$(956,027)	$146,754
Loss for the period	—	—	—	—	(56,299)	(56,299)
Other comprehensive loss, net	—	—	—	(278)	—	(278)
Restricted share units distributed during the period	192,062	10	(10)	—	—	—
Share-based compensation expense	—	—	6,880	—	—	6,880
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	49	—	—	50
Balance at June 30, 2024	48,694,569	$2,930	$1,162,823	$(56,320)	$(1,012,326)	$97,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(145,701)	(145,701)
Other comprehensive income	—	—	—	5,851	—	5,851
Exercises of share options	12,482	1	120	—	—	121
Restricted and performance share units distributed during the period	716,811	38	(38)	—	—	—
Share-based compensation expense	—	—	16,955	—	—	16,955
Issuance of ordinary shares relating to employee stock purchase plan	5,006	—	85	—	—	85
Balance at June 30, 2023	47,702,331	$2,877	$1,130,515	$(52,440)	$(727,632)	$353,320

Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(121,917)	(121,917)
Other comprehensive loss, net	—	—	—	(2,767)	—	(2,767)
Restricted share units distributed during the period	850,589	46	(46)	—	—	—
Share-based compensation expense	—	—	14,071	—	—	14,071
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	49	—	—	50
Balance at June 30, 2024	48,694,569	$2,930	$1,162,823	$(56,320)	$(1,012,326)	$97,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2024	2023

	(in thousands)
Cash flows from operating activities
Net loss	$(121,917)	$(145,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,299	5,115
Amortization of discount on investment securities	(6,672)	(1,837)
Share-based compensation expense	14,071	16,955
Royalty financing agreement interest expense	24,840	3,154
Deferred tax expense / (income)	1,604	(1,044)
Changes in fair value of contingent consideration	(1,621)	1,212
Provision for inventory write-downs	5,839	-
Unrealized foreign exchange losses, net	2,940	944
Other items, net	1,681	1,006
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(7,227)	813
Inventories	(2,606)	(3,288)
Accounts payable	(1,619)	(1,212)
Accrued expenses, other liabilities, and operating leases	(7,898)	(11,416)
Net cash used in operating activities	(93,286)	(135,299)
Cash flows from investing activities
Proceeds on maturity of debt securities	297,806	52,234
Investment in debt securities	(152,936)	-
Purchases of property, plant, and equipment	(2,948)	(3,416)
Net cash generated from investing activities	141,922	48,818
Cash flows from financing activities
Proceeds from royalty financing agreement	-	374,350
Payment of debt issuance costs	-	(4,288)
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	50	206
Net cash generated from financing activities	50	370,268
Currency effect on cash, cash equivalents and restricted cash	(2,191)	1,812
Net increase in cash, cash equivalents and restricted cash	46,495	285,599
Cash, cash equivalents and restricted cash at beginning of period	244,544	231,173
Cash, cash equivalents and restricted cash at the end of period	$291,039	$516,772
Cash and cash equivalents	$287,877	$513,598
Restricted cash related to leasehold and other deposits	3,162	3,174
Total cash, cash equivalents and restricted cash	$291,039	$516,772
Supplemental cash flow disclosures:
Cash paid for interest	$(9,261)	$(8,882)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(458)	$(651)

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

2Summary of significant accounting policies

2.1Basis of preparation

The Company prepared these unaudited consolidated financial statements in compliance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update of the Financial Accounting Standards Board.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024 except as described within Note 3 “Assets held for sale and divestiture of commercial manufacturing facilities”.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2024, as compared to the recent accounting pronouncements described in Note 2.3.27 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Assets held for sale and divestiture of commercial manufacturing activities

Description of transaction

On June 29, 2024, the Company and its affiliates entered into various agreements with Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”) to sell its commercial manufacturing activities located in Lexington, MA (the “Lexington Facility”) (the “Lexington Transaction”). The transaction closed on July 22, 2024 (the “Closing”). As consideration, the Company received (i) shares of newly issued Series C preferred stock of Genezen Holdings Inc. valued at $12.5 million, which are convertible into common stock and will accrue an 8.0% per annum cumulative dividend, and (ii) a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance.

uniQure Inc. and uniQure biopharma B.V. (the “Sellers”), both wholly owned subsidiaries of the Company (together “Company”) entered into an asset purchase agreement (“APA”) with Genezen. Pursuant to the APA, Genezen agreed to acquire the manufacturing equipment and related manufacturing operations along with certain other assets associated with the Lexington Facility.

uniQure Inc., Genezen and the landlord of the Lexington Facility entered into an agreement for uniQure to assign and Genezen to assume the existing lease agreement between uniQure and the landlord. uniQure N.V. also amended its original July 2013 guarantee to continue guaranteeing rental payments owed by Genezen until the end of the current term on May 31, 2029. In the event of Genezen’s default related to rental payments owed to the landlord, uniQure is entitled to terminate the assignment agreement and step into the original lease agreement.

Genezen extended offers of employment to a significant majority of the Company’s employees located at the Lexington Facility, with the remaining employees terminated effective August 30, 2024.

Concurrent with entering into the APA, uniQure Inc. entered into a commercial supply agreement (“CSA”) with Genezen. Pursuant to the terms of the CSA, the Company subcontracted the manufacturing of HEMGENIX® to Genezen. The CSA includes a minimum term of three years and minimum purchase commitments of HEMGENIX® commercial supplies of $43.3 million over the first three-years, unless certain contractual provisions are triggered. The Company will continue to sell these HEMGENIX® commercial supplies to CSL Behring in accordance with the Development and Commercial Supply Agreement between uniQure biopharma B.V. and CSL Behring Inc.

Additionally, uniQure biopharma B.V. entered into a development and other manufacturing services agreement (“DMSA”) with Genezen. Pursuant to the terms of the DMSA, the Company has preferred customer status to receive manufacturing and development services to support the Company’s investigational gene therapy programs and other services related to the manufacture of HEMGENIX® under the CSA. The DMSA has a minimum term of three years and requires the Company to purchase services for a total minimum of $14.0 million.

The CSA and DMSA became effective at Closing.

On July 19, 2024, in connection with the closing of the Lexington Transaction, the Company prepaid $50.0 million of the $100.0 million of principal outstanding under its amended and restated loan facility with Hercules Capital, Inc.

Accounting as of June 30, 2024

The Company classified the following assets and liabilities as held for sale as of June 30, 2024:

		(in thousands)
	$
Inventories, net		8.0
Prepaid expenses		0.3
Property, plant and equipment, net of accumulated depreciation		15.3
Operating lease right-of-use asset		11.9
Goodwill		2.5
Total assets held for sale		$38.0

Operating lease liability		17.9
Total liabilities held for sale		$17.9

The Company recorded the assets at the lower of cost or fair market value.

The Company accrued $1.4 million of other postemployment benefits, presented within both research and development expenses as well as general and administrative expenses, related to the Lexington Facility employees who were terminated effective August 30, 2024.

Subsequent accounting at Closing

As of the Closing, the Company will record the sale of the net assets associated with the Lexington Facility as of Closing. The Company expects the fair market value of the consideration received less costs to sell to approximate the carrying amount of the net assets held for sale.

4	CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V. entered into a commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”), pursuant to which CSL Behring received exclusive global rights to HEMGENIX®.

The transaction became fully effective on May 6, 2021.

License revenue

The Company recognized $1.9 million and $3.1 million of royalty revenue in the three and six months ended June 30, 2024, respectively, compared to $0.8 million of royalty revenue in each of the three and six months ended June 30, 2023. Royalties on the sale of HEMGENIX® are recorded once earned and are presented as license revenue.

Collaboration revenue

The Company recognized $7.1 million and $10.4 million of collaboration revenue in the three and six months ended June 30, 2024, respectively, compared to $0.3 million and $0.7 million of collaboration revenue in each of the three and six months ended June 30, 2023. In accordance with the CSL Behring Agreement, certain development and other services rendered by the Company are reimbursed by CSL.

Accounts receivable and contract asset

As of December 31, 2023, the Company recorded accounts receivable of $4.0 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

As of June 30, 2024, the Company had accounts receivable of $7.8 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

5	Investment securities

The following tables summarize the Company’s investments in sovereign debt as of June 30, 2024 and December 31, 2023:

	At June 30, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$236,553	$15	$—	$236,568
Total	$236,553	$15	$—	$236,568

	At December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$376,532	$139	$—	$376,671
Total	$376,532	$139	$—	$376,671

The Company invests in short-term U.S. and European government bonds with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Investment securities with original maturities of less than 90 days when purchased are presented within cash and cash equivalents and measured at amortized cost (June 30, 2024: $26.9 million, December 31, 2023: nil).

Inputs to the fair value of the investments are considered Level 2 inputs.

6	Inventories, net

The following table summarizes the inventories, net balances as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(in thousands)
Raw materials	$—	$7,157
Work in progress	—	4,109
Finished goods	—	758
Inventories	$—	$12,024

The Company recorded write downs to net realizable value of $4.1 million and $5.8 million in the three and six months ended June 30, 2024, respectively, compared to nil in the same periods in 2023. The costs are recognized as Cost of Contract Manufacturing Revenues. At June 30, 2024, and December 31, 2023, the Company recorded an allowance for inventory of $5.3 million and $1.6 million, respectively.

As of June 30, 2024, $8.0 million of inventory is presented as assets held for sale on the consolidated balance sheet (refer to Note 3 “Assets held for sale and divestiture of commercial manufacturing activities”).

7	Fair value measurement

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2023
Assets:
Cash and cash equivalents	$241,360	$—	$—	$241,360	Cash and cash equivalents
Restricted cash	3,184	—	—	3,184	Other non-current assets
Total assets	$244,544	$—	$—	$244,544
Liabilities:
Contingent consideration	—	—	43,006	43,006	Contingent consideration
Consideration for post-acquisition services	—	—	457	457	Other non-current liabilities
Total liabilities	$—	$—	$43,463	$43,463
At June 30, 2024
Assets:
Cash and cash equivalents	$287,877	$—	$—	$287,877	Cash and cash equivalents
Restricted cash	3,162	—	—	3,162	Other non-current assets
Total assets	$291,039	$—	$—	$291,039
Liabilities:
Contingent consideration	—	—	40,138	40,138	Contingent consideration
Consideration for post-acquisition services	—	—	412	412	Other non-current liabilities
Total liabilities	$—	$—	$40,550	$40,550

Contingent consideration

The Company is required to pay up to EUR 178.8 million (or $191.6 million based on the foreign exchange rate on June 30, 2024) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of contractually defined milestones in connection with the Company’s July 2021 acquisition of uniQure France SAS.

The fair value of the contingent consideration as of June 30, 2024 was $40.1 million (December 31, 2023: $43.0 million) using discount rates of approximately 13.4% to 15.6% (December 31, 2023: 15.3% to 15.6%). The Company assumes the probability of achieving a EUR 30.0 million (or $32.1 million based on the foreign exchange rate on June 30, 2024) milestone payment following the dosing of the first patient in Phase I/II clinical trial of AMT-260 to be 100%.

If, as of June 30, 2024, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $67.0 million. If as of June 30, 2024 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of contingent consideration between December 31, 2023 and June 30, 2024:

Amount of
contingent
consideration
2024
(in thousands)
Balance at December 31, 2023	$43,006
Change in fair value (presented within research and development expenses)	(1,621)
Currency translation effects	(1,247)
Balance at June 30, 2024	$40,138

As of June 30, 2024, the Company classified $28.1 million (December 31, 2023: $28.2 million) of the total contingent consideration of $40.1 million (December 31, 2023: $43.0 million) as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 5 “Investment securities” for the fair value of the investment securities as of June 30, 2024 and December 31, 2023.

8	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2024	2023

	(in thousands)
Personnel related accruals and liabilities	$11,019	$16,263
Accruals for goods received from and services provided by vendors-not yet billed	13,576	12,834
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement	1,896	1,437
Total	$26,491	$30,534

9Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018, January 2021, December 2021 (the “2021 Restated Facility”), May 12, 2023 (the “2023 Amended Facility”) and June 28, 2024 (the “2024 Amended Facility”).

The 2023 Amended Facility extended the maturity date and interest-only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

The total principal outstanding as of June 30, 2024 under the 2023 Amended Facility was $100.0 million. On July 19, 2024, in connection with the closing of the Lexington Transaction and pursuant to the 2024 Amended Facility, the Company prepaid $50.0 million of the $100.0 million of principal outstanding under the 2024 Amended Facility as well as $3.1 million in end-of-term fees.

The Company is required to repay the residual principal balance of $50.0 million on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Pursuant to the terms of the 2024 Amended Facility, the Company owes a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the Maturity Date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) of the 2023 Amended Facility was $103.6 million as of June 30, 2024, compared to $102.9 million as of December 31, 2023, and is recorded net of discount and debt issuance costs. The foreign currency loss on the facility in the three and six months ended June 30, 2024 was $0.7 million and $3.0 million, respectively, compared to a foreign currency gain $0.8 million and $1.6 million, respectively, during the same period in 2023.

Interest expense associated with the 2023 Amended Facility during the three and six months ended June 30, 2024 was $3.7 million and $7.4 million, respectively, compared to $3.7 million and $7.3 million during the same period in 2023.

Under the 2024 Amended Facility, the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2024 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $730.8 million, less $3.3 million of cash and cash equivalents and other current assets held by the Company, and $87.5 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2024 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2024, the Company was in material compliance with all covenants and provisions.

10Royalty Financing Agreement

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

Net proceeds from the Royalty Financing Agreement, after deducting professional and financial advisory fees related to the transaction of $4.9 million, were $370.1 million. The Company initially recorded these net proceeds as “Liability from royalty financing agreement” at their fair market value on its consolidated balance sheet as of closing of the transaction on June 5, 2023. Following the initial recognition, the Company records the debt at amortized cost.

The Company expects to satisfy its commitment to the Purchaser prior to the First Hard Cap Date. The Company will record the difference of $323.7 million between the total expected payments of $693.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the First Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% per annum to 13.5% per annum. The Company would have recorded between $24.5 million and $27.7 million of interest expense through the six months ended June 30, 2024 ($12.4 million and $14.0 million, respectively, for the three months ended June 30, 2024) if it had used 12.0% or 13.5%, instead of the $24.8 million recorded in the six months ended June 30, 2024 ($12.4 million for the three months ended June 30, 2024). The Company will prospectively update the effective interest rate at each reporting date based on updated projections.

The liability was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between the December 31, 2023 and June 30, 2024:

Amount of liability
(in thousands)
Balance as of December 31, 2023 (includes $1.4 million presented as "Accrued expenses and other current liabilities)	$395,678
Royalty payments to Purchaser	(2,682)
Liability owed to the Purchaser (presented as "Accrued expense and other current liabilities")	(1,896)
Interest expense for the period	24,840
Liability related to the royalty financing agreement	$415,940

11Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2024, the Company’s shareholders approved an increase in the number of ordinary shares authorized for issuance under the 2014 Plan from 14,351,471 to 15,851,471.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of manufacturing services revenue	$690	$138	$1,035	$162
Research and development	2,856	4,732	6,281	9,037
Selling, general and administrative	3,334	4,024	6,755	7,756
Total	$6,880	$8,894	$14,071	$16,955

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$2,660	$3,485	$5,573	$6,759
Restricted share units	4,214	5,388	8,584	10,018
Performance share units	3	12	(96)	162
Employee share purchase plan	3	9	10	16
Total	$6,880	$8,894	$14,071	$16,955

As of June 30, 2024, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$18,140	2.39
Restricted share units	23,471	1.82
Performance share units	52	0.36
Total	$41,663	2.07

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

The Company will account for the forfeitures of awards to employees impacted by the divestment of the Lexington Facility as of the date employment with the Company ends, which are expected to occur in the third quarter of 2024. The Company expects this to reduce the unrecognized share-based compensation expense by approximately $4.7 million.

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

The following tables summarize option activity under the 2014 Plans for the six months ended June 30, 2024:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2023	4,974,030	23.25
Granted	1,041,780	$5.48
Forfeited	(95,379)	$20.17
Expired	(213,446)	$29.34
Outstanding at June 30, 2024	5,706,985	$19.83
Thereof, fully vested, and exercisable on June 30, 2024	3,206,653	$24.96
Thereof, outstanding and expected to vest after June 30, 2024	2,500,332	$13.25

Total weighted average grant date fair value of options issued during the period (in $ millions)	$3.3

As a result of the Lexington Transaction (refer to Note 3 “Assets held for sale and divestiture of commercial manufacturing activities”) 87,281 options are expected to be forfeited during the third quarter of 2024.

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Assumptions	2024	2023	2024	2023
Expected volatility	70%	70%	70%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	4.32%	3.71% - 4.00%	4.32%	3.71% - 4.10%
Expected dividend yield	0%	0%	0%	0%

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2024:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2023	2,264,369	$18.07
Granted	1,277,560	$5.50
Vested	(850,589)	$20.09
Forfeited	(129,787)	$13.96
Non-vested at June 30, 2024	2,561,553	$11.32

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$7.0

RSUs generally vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

As a result of the Lexington Transaction (refer to Note 3 “Assets held for sale and divestiture of commercial manufacturing activities”) 391,038 RSUs are expected to be forfeited during the third quarter of 2024.

PSUs

The following table summarizes the PSU activity for the six months ended June 30, 2024:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2023	222,550	$28.09
Forfeited	(21,580)	$26.18
Non-vested at June 30, 2024	200,970	$28.11

The Company granted ordinary shares to certain employees in December 2021 and at various dates during the year ended December 31, 2022 that will be earned upon achievement of defined milestones. Earned ordinary shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the ordinary shares granted in December 2021 to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the NASDAQ Biotechnology Index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of June 30, 2024, two milestones had been achieved and vested in either 2022 or 2023. Additionally, another two milestones are considered probable as of December 31, 2023 and June 30, 2024.

ESPP

During the six months ended June 30, 2024, 10,150 ordinary shares were issued under the ESPP compared to 5,006 during the same period in 2023. As of June 30, 2024, 86,712 ordinary shares remain available for issuance under the ESPP compared to a total of 111,054 as of June 30, 2023.

12	Income taxes

The Company recorded $0.9 million and $1.6 million deferred tax expense in relation to its operations in the U.S. during the three and six months ended June 30, 2024, respectively. The Company recorded $0.2 million deferred tax expense and $1.0 million deferred tax benefit in relation to its operations in the U.S. and France during the three and six months ended June 30, 2023, respectively.

The effective income tax rate of 1.7% and 1.3% during the three and six months ended June 30, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands and a partial a valuation allowance against its net deferred tax assets in France. The effective income tax rate during the three and six months ended June 30, 2023 was 0.2% and (0.7%), respectively, as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands.

13Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three and six months ended June 30, 2024, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and six months ended June 30, 2024. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of June 30, 2024 and June 30, 2023, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,706,985	5,297,277	5,706,985	5,297,277
Non-vested RSUs and PSUs	2,762,523	2,730,672	2,762,523	2,730,672
ESPP	—	2,455	—	2,455
Total anti-dilutive ordinary share equivalents	8,469,508	8,030,404	8,469,508	8,030,404

14Subsequent events

On June 29, 2024 the Company entered into a transaction with Genezen (refer to Note 3 “Assets held for sale and divestiture of commercial manufacturing activities”).

On July 23, 2024 the Company announced the closing of the sale of its Lexington Facility to Genezen and on August 1, 2024, the Company announced an organizational restructuring.  These actions were the outcome of a recently completed, comprehensive review of the Company’s operations with the goals of conserving capital and streamlining the organization. As part of these changes, the Company expects to eliminate approximately 300 positions or 65% of its workforce. The Company estimates that it will incur costs in the range of $6.5 million to $7.5 million in connection with the restructuring, consisting primarily of cash expenditures related to employee severance costs. These costs are subject to assumptions, including local law requirements, and actual expenses may differ materially from the estimates disclosed above. The restructuring is subject to the review by the Company’s Amsterdam-based works council, which is expected to be completed in the third quarter of 2024. The Company expects the restructuring to be substantially completed by the end of 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors,” and our audited financial information and the notes thereto included in our Annual Report on Form 10-K (the “Annual Report”). Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and unless otherwise indicated are presented in U.S. dollars.

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

Business Developments

Huntington’s disease program (AMT-130) updated interim clinical data

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

On June 3, 2024, we announced that the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) designation for AMT-130 for the treatment of Huntington’s disease. The FDA granted RMAT designation based on the potential of AMT-130 to address the major unmet medical need among patients with Huntington’s disease. The designation follows the FDA’s review of interim Phase I/II clinical data for AMT-130 announced in December 2023 and is based on an analysis comparing these 24-month clinical data to a non-concurrent criteria-matched natural history cohort.

On July 9, 2024, we announced updated interim clinical data including up to 24 months of follow-up data from 29 treated patients enrolled in the ongoing U.S. and European Phase I/II clinical trials of AMT-130 for the treatment of Huntington’s disease.

The data included a statistical analysis of clinical outcomes for the 21 treated patients at 24 months compared to an expanded, propensity-weighted external control (n=154) developed in collaboration with the Cure Huntington’s Disease Initiative (CHDI) using data from the TRACK-HD, TRACK-ON and PREDICT-HD natural history studies. The external control includes patients that met the Phase I/II clinical trial eligibility criteria, and whose data contributions were statistically weighted using propensity scoring to closely match the baseline characteristics of patients treated with AMT-130. Disease-related outcomes for these well-balanced cohorts were then compared after 24 months follow-up and are summarized below:

●	A statistically significant, dose-dependent, slowing in disease progression measured by the composite Unified Huntington’s Disease Rating Scale (cUHDRS) was observed through 24 months in patients receiving the high dose of AMT-130.

o	At 24 months, the mean change in cUHDRS for patients receiving the high-dose of AMT-130 was -0.2 compared to -1.0 for patients in the propensity score-weighted external control, representing an 80% slowing of disease progression (p=0.007).

o	At 24 months, the mean change in cUDHRS for patients receiving the low-dose of AMT-130 was -0.7 compared to -1.0 for patients in the propensity score-weighted external control, representing a 30% slowing of disease progression (p=0.21).

o	cUHDRS has been demonstrated to be the most sensitive measurement of clinical progression in Huntington’s disease patients.

●	Trends in measurements of motor and cognitive function showed near-baseline stability throughout the 24 months of follow-up in patients receiving the high dose of AMT-130.

●	A statistically significant reduction of NfL in cerebrospinal fluid (CSF) was observed in patients treated with AMT-130.

o	Patients treated with AMT-130 had a mean reduction in CSF NfL of 11% compared to baseline (p=0.02) at 24 months.

o	Mean CSF NfL levels for both high and low doses were below baseline at 24 months.

o	CSF NfL is a biomarker of neurodegeneration that has been shown to be associated with the clinical severity of Huntington’s disease. An independent natural history study demonstrated a 26% increase in CSF NfL at 24 months in patients with early manifest Huntington’s disease (n=19).

Based on data observed to date, AMT-130 remains generally well-tolerated, with a manageable safety profile at both doses. There were no new AMT-130-related serious adverse events reported.

We intend to hold a Type B, multi-disciplinary RMAT meeting with U.S. Food and Drug Administration (FDA) to present these updated data and discuss potential clinical development pathways.

Sale of commercial manufacturing activities

On June 29, 2024, we and our affiliates, uniQure Inc. and uniQure B.V., entered into various agreements with Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”) to sell our commercial manufacturing activities located in Lexington, MA (the “Lexington Facility”) (the “Lexington Transaction”). The transaction closed on July 22, 2024 (the “Closing”). As consideration, we received (i) shares of newly issued Series C preferred stock of Genezen Holdings Inc. valued at $12.5 million, which are convertible into common stock and will accrue an 8.0% per annum cumulative dividend, and (ii) a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance (the “Consideration”). Our Chief Executive Officer, Matthew Kapusta will join the board of directors of Genezen in connection with the closing of the transaction.

We entered into an asset purchase agreement (“APA”) with Genezen. Pursuant to the APA, Genezen agreed to acquire the manufacturing equipment and related manufacturing operations along with certain other assets associated with the Lexington Facility.

We, Genezen and the landlord of our Lexington Facility entered into an agreement for us to assign and Genezen to assume the existing lease agreement between us and the landlord.

Genezen extended offers of employment to a significant majority of our employees located at the Lexington Facility, with the remaining employees terminated effective August 30, 2024.

Concurrent with entering into the APA, we entered into a commercial supply agreement (“CSA”) with Genezen. Pursuant to the terms of the CSA, we subcontracted the manufacturing of HEMGENIX® to Genezen. The CSA includes a minimum term of three years and minimum purchase commitments of HEMGENIX® commercial supplies of $43.3 million over the first three-years, unless certain contractual provisions are triggered. We will continue to sell these HEMGENIX® commercial supplies to CSL Behring.

Additionally, we entered into a development and other manufacturing services agreement (“DMSA”) with Genezen. Pursuant to the terms of the DMSA, we have preferred customer status to receive manufacturing and development services to support our investigational gene therapy programs and other services related to the manufacture of HEMGENIX® under the CSA. The DMSA has a minimum term of three years and requires us to purchase services for a total minimum of $14.0 million.

The CSA and DMSA became effective at Closing.

As a result of the Lexington Transaction, the Chief Operating Officer role was eliminated, and Pierre Caloz, will depart the company, continuing to lend his expertise in an advisory capacity. In connection with Mr. Caloz’s departure, the Board of Directors of the Company have appointed Amin Abujoub, Ph.D., our current Chief Quality Officer, to serve as the Company’s Chief Technical Operations Officer, effective as of July 22, 2024.

Hercules Loan Repayment and Amendment

On June 28, 2024 we and Hercules amended the 2023 Amended Facility (“2024 Amended Facility”). On July 19, 2024, in connection with the closing of the Lexington Transaction, we prepaid $50.0 million of the total $100.0 million principal outstanding. The remaining $50.0 million principal outstanding will need to be repaid on January 5, 2027 (the “Maturity Date”).

Results of the business review

On July 23, 2024, we announced the closing of the sale of its Lexington Facility to Genezen and on August 1, 2024, we announced an organizational restructuring.  These actions were the outcome of a recently completed, comprehensive review of our operations with the goals of conserving capital and streamlining the organization. As part of these changes, we expect to eliminate approximately 300 positions or 65% of our workforce. We estimate that we will incur costs in the range of $6.5 million to $7.5 million in connection with the restructuring, consisting primarily of cash expenditures related to employee severance costs. These costs are subject to assumptions, including local law requirements, and actual expenses may differ materially from the estimates discussed above. The restructuring is subject to the review by our Amsterdam-based works council, which is expected to be completed in the third quarter of 2024. We expect the restructuring to be substantially completed by the end of 2024.

Recent Developments of other Product Candidates

Temporal lobe epilepsy program (AMT-260)

In August 2023, the FDA cleared the IND application for AMT-260, our gene therapy candidate for refractory MTLE. AMT-260 comprises an AAV9 vector that locally delivers two engineered miRNAs designed to degrade the GRIK2 gene and suppress the aberrant expression of glutamate receptor subtype GLUK2 that is believed to trigger seizures in patients with refractory MTLE.

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

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total revenues	$11,126	$2,422	$19,611	$7,747
Cost of license revenues	(234)	—	(384)	—
Cost of contract manufacturing revenues	(7,227)	(1,352)	(16,303)	(3,787)
Research and development expenses	(33,655)	(46,036)	(74,347)	(106,845)
Selling, general and administrative expenses	(15,767)	(21,181)	(29,704)	(39,029)
Net loss	(56,299)	(68,474)	(121,917)	(145,701)

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents and investment securities of $524.4 million and $617.9 million, respectively. We had a net loss of $56.3 million and $121.9 million in the three and six months ended June 30, 2024, respectively, compared to a net loss of $68.5 million and $145.7 million for the same period in 2023. As of June 30, 2024 and December 31, 2023, we had accumulated deficits of $1,012.3 million and $890.4 million, respectively.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2024 with the exception of determining the accounting treatment of the Lexington Transaction.

Lexington Transaction

We entered into various agreements with Genezen on June 29, 2024 to divest our Lexington Facility in return for the Consideration. The Lexington Transaction closed on July 22, 2024. We determined that as of June 30, 2024 the requirements of Topic 360 to classify certain assets as assets held for sale within our consolidated Balance Sheet were met. Accordingly, we presented tangible assets with a carrying amount of $15.3 million, the right-of-use asset related to the Lexington Facility with a carrying amount of $11.9 million, goodwill with a carrying amount of $2.5 million, as well as inventory with a net realizable value of $8.0 million within “Assets held for sale” on our consolidated Balance Sheet. In addition, we presented $17.9 million of leasehold liabilities within “Liabilities held for sale”. If these criteria had not been met, then we would have continued to present these items respectively within “Property, plant and equipment, net of accumulated depreciation”, “Inventories, net”, “Operating lease right-of-use assets”, “Current portion of operating lease liabilities”, and “Operating lease liabilities, net of current portion” within the consolidated balance sheets.

We determined that the closing conditions were contingent on several conditions that were not met as of June 30, 2024. Therefore, we did not account for the result of the divestment in the three- and six-month period ended June 30, 2024.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table presents a comparison of our results of operations for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023	2024 vs 2023

	(in thousands)
Total revenues	$11,126	$2,422	$8,704
Operating expenses:
Cost of license revenues	(234)	—	(234)
Cost of contract manufacturing	(7,227)	(1,352)	(5,875)
Research and development expenses	(33,655)	(46,036)	12,381
Selling, general and administrative expenses	(15,767)	(21,181)	5,414
Total operating expenses	(56,883)	(68,569)	11,686
Other income	1,983	1,302	681
Other expense	(236)	(229)	(7)
Loss from operations	(44,010)	(65,074)	21,064
Other non-operating items, net	(11,341)	(3,237)	(8,104)
Net loss before income tax expense	$(55,351)	$(68,311)	$12,960
Income tax expense	(948)	(163)	(785)
Net loss	$(56,299)	$(68,474)	$12,175

Revenues

Our revenues for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,
	2024	2023	2024 vs 2023

	(in thousands)
License revenues	$1,869	$793	$1,076
Contract manufacturing revenues	2,124	1,310	814
Collaboration revenues	7,133	319	6,814
Total revenues	$11,126	$2,422	$8,704

License revenues

We recognize license revenues from CSL Behring, related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended June 30, 2024, we recognized $1.9 million of license revenues, compared to $0.8 million for the same period in 2023.

Contract manufacturing revenues

We recognize contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring. Contract manufacturing revenues is realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized $2.1 million contract manufacturing revenues in the three months ended June 30, 2024, compared to $1.3 million for the same period in 2023.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied.

For the three months ended June 30, 2024 and 2023 we recognized $7.1 million and $0.3 million of collaboration revenue for CSL Behring, respectively. The increase in collaboration revenue of $6.8 million in the three months ended June 30, 2024 compared to the same period in 2023 was primarily related to additional development and other services provided to CSL Behring in relation to the CSL Behring Agreement.

Cost of contract manufacturing

We incurred $7.2 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the three months ended June 30, 2024, compared to $1.4 million cost of contract manufacturing in the three months ended June 30, 2023. The increase in cost of $5.9 million in 2024 is primarily related to expensing costs not expected to be recovered from selling HEMGENIX® under the terms of our development and commercial supply agreement with CSL Behring.

R&D expenses

R&D expenses for the three months ended June 30, 2024 were $33.7 million, compared to $46.0 million for the same period in 2023. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended June 30,
	2024	2023	2024 vs 2023
	(in thousands)
Huntington's disease (AMT-130)	$2,894	$4,243	$(1,349)
Temporal lobe epilepsy (AMT-260)	1,998	2,486	(488)
Amyotrophic lateral sclerosis (AMT-162)	1,652	587	1,065
Fabry disease (AMT-191)	1,455	400	1,055
Programs in preclinical development and platform related expenses	898	2,257	(1,359)
Etranacogene dezaparvovec (AMT-060/061)	—	(2,003)	2,003
Total direct research and development expenses	$8,897	$7,970	$927

Employee and contractor-related expenses	13,035	17,760	(4,725)
Facility expenses	5,976	7,676	(1,700)
Share-based compensation expense	2,856	4,732	(1,876)
Other expenses	2,159	1,786	373
Disposables	1,420	5,875	(4,455)
Severance costs	1,098	—	1,098
Fair value changes related to contingent consideration	(1,786)	237	(2,023)
Total other research and development expenses	$24,758	$38,066	$(13,308)

Total research and development expenses	$33,655	$46,036	$(12,381)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the three months ended June 30, 2024 and June 30, 2023, we incurred costs of $2.9 million and $4.2 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe. We completed enrollment of the first two cohorts in the U.S. in March 2022 and in Europe in June 2023. This resulted in a $1.3 million reduction of costs in 2024 compared to the prior year as we typically incur higher costs during the first six months of patient follow-up compared to the period thereafter.

Temporal lobe epilepsy (AMT-260)

In the three months ended June 30, 2024 and June 30, 2023, we incurred costs of $2.0 million and $2.5 million respectively, for the development of AMT-260. In August 2023, the FDA cleared our IND application, and we continue to incur costs for the preparation of a Phase I clinical trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the three months ended June 30, 2024, we incurred $1.6 million of costs to initiate a Phase I/II clinical trial in 2024. In the three months ended June 30, 2023 we incurred $0.6 million of expenses related to our preclinical activities.

Fabry disease (AMT-191)

In the three months ended June 30, 2024 and June 30, 2023, we incurred costs of $1.5 million and $0.4 million, respectively, related to our development of AMT-191. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for the Phase I/II clinical trial preparation.

Preclinical programs and platform development

In the three months ended June 30, 2024 and June 30, 2023, we incurred $0.9 million and $2.3 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Etranacogene dezaparvovec (AMT-060/061)

We transitioned activities related to the clinical trial and long-term follow-up of patients to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the three months ended June 30, 2024 and June 30, 2023 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Other research & development expenses

●	We incurred $13.0 million in personnel and contractor-related expenses in the three months ended June 30, 2024, compared to $17.8 million for the same period in 2023. The decrease was primarily related to the Lexington facility being primarily dedicated to contract manufacturing during the three months ended June 30, 2024 compared to the facility having been dedicated to research and development activities in the prior period;
●	We incurred $6.0 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the three months ended June 30, 2024, compared to $7.7 million in the same period in 2023;
●	We incurred $2.9 million in share-based compensation expenses in the three months ended June 30, 2024, compared to $4.7 million for the same period in 2023. The decrease was primarily a result of the reduction in expense from the restructuring that occurred in October 2023 and a decrease in the fair value of the awards granted;
●	We incurred $2.2 million of other expenses for the three months ended June 30, 2024, compared to $1.8 million for the same period in 2023;
●	We incurred $1.4 million in disposable costs in the three months ended June 30, 2024, compared to $5.9 million for the same period in 2023. The decrease was primarily a result of the reduction in expense from the restructuring that occurred in October 2023;
●	We included $1.1 million of severance costs related to the Lexington Transaction in the three months ended June 30, 2024 with no such cost in the same period in 2023; and
●	We recognized a $1.8 million gain in the three months ended June 30, 2024 related to a decrease in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $0.2 million increase in fair value for the same period in 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $15.8 million, compared to $21.2 million for the same period in 2023.

●	We incurred $5.7 million in personnel and contractor-related expenses in the three months ended June 30, 2024, compared to $6.4 million in the same period in 2023. The decrease was primarily related to the reduction in personnel and contractors as a result of the restructuring that occurred in October 2023;

●	We incurred $4.1 million in professional fees in the three months ended June 30, 2024, compared to $2.5 million in the same period in 2023. We regularly incur accounting, audit and legal fees associated with operating as a public company. The increase from the prior period includes an increase in professional fees related to the Lexington Transaction;
●	We incurred $3.3 million in share-based compensation expenses in the three months ended June 30, 2024, compared to $4.0 million in the same period in 2023;
●	We incurred $1.6 million in other expenses in the three months ended June 30, 2024, compared to $3.2 million in the same period in 2023. The $1.6 million decrease was primarily related to a decrease in intellectual property fees as well as a reduction of expenses for information technology;
●	We incurred $0.3 million of severance costs related to the Lexington Transaction in the three months ended June 30, 2024 with no such cost in the same period in 2023; and
●	We incurred nil in financial advisory fees in relation to our licensing transaction with CSL Behring in the three months ended June 30, 2024, compared to $3.8 million in 2023.

Other items, net

We recognized $1.6 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended June 30, 2024, compared to $1.2 million for the same period in 2023.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,
	2024	2023	2024 vs 2023

	(in thousands)
Interest income	$5,805	$3,229	$2,576
Interest expense	(16,157)	(6,840)	(9,317)
Foreign currency (losses) / gains, net	(989)	374	(1,363)
Total non-operating expense, net	$(11,341)	$(3,237)	$(8,104)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $5.8 million in interest income in the three months ended June 30, 2024, compared to $3.2 million in the same period in the prior year. Our interest income increased by $2.6 million due to the interest income earned on investment securities as well as cash on hand during the three months ended June 30, 2024.

We recognized $16.2 million in interest expense for the three months ended June 30, 2024 and $6.8 million for the three months ended June 30, 2023. Our interest expense in 2024 increased due to an increase of $9.3 million in non-cash interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $1.0 million during the three months ended June 30, 2024, compared to a net gain of $0.4 million during the same period in 2023.

Income tax benefit

We recognized $0.9 million of deferred tax expense in the three months ended June 30, 2024, and $0.2 million of deferred tax expense for the same period in 2023.

Comparison of the six months ended June 30, 2024 and 2023

The following table presents a comparison of our results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	2024 vs 2023
	(in thousands)
Total revenues	$19,611	$7,747	$11,864
Operating expenses:
Cost of license revenues	(384)	—	(384)
Cost of contract manufacturing	(16,303)	(3,787)	(12,516)
Research and development expenses	(74,347)	(106,845)	32,498
Selling, general and administrative expenses	(29,704)	(39,029)	9,325
Total operating expenses	(120,738)	(149,661)	28,923
Other income	3,359	3,113	246
Other expense	(470)	(445)	(25)
Loss from operations	(98,238)	(139,246)	41,008
Non-operating expense, net	(22,075)	(7,499)	(14,576)
Loss before income tax benefit	$(120,313)	$(146,745)	26,432
Income tax (expense) / benefit	(1,604)	1,044	(2,648)
Net loss	$(121,917)	$(145,701)	$23,784

Revenue

Our revenue for the six months ended June 30, 2024 and 2023 was as follows:

	Six months ended June 30,
	2024	2023	2024 vs 2023
	(in thousands)
License revenues	$3,071	$793	$2,278
Contract manufacturing revenues	6,114	6,247	(133)
Collaboration revenues	10,426	707	9,719
Total revenues	$19,611	$7,747	$11,864

License revenues

We recognize license revenues from CSL Behring, related to royalty payments owed on HEMGENIX® sales, when earned. For the six months ended June 30, 2024, we recognized $3.1 million of license revenues, compared to $0.8 million for the same period in 2023.

Contract manufacturing revenues

We recognize contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring. Contract manufacturing revenues is realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized $6.1 million contract manufacturing revenues in the six months ended June 30, 2024, compared to $6.2 million for the same period in 2023.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied.

For the six months ended June 30, 2024 and 2023 we recognized $10.4 million and $0.7 million of collaboration revenue for CSL Behring, respectively. The increase in collaboration revenue of $9.7 million in the six months ended June 30, 2024 compared to the same period in 2023 was primarily related to additional development and other services provided to CSL Behring in relation to the CSL Behring Agreement.

Cost of contract manufacturing

We incurred $16.3 million of cost of contract manufacturing related to the manufacture of HEMGENIX® in the six months ended June 30, 2024, compared to $3.8 million cost of contract manufacturing in the six months ended June 30, 2023. The increase in cost of $12.5 million in 2024 is primarily related to expensing costs not expected to be recovered from selling HEMGENIX® under the terms of our development and commercial supply agreement with CSL Behring.

R&D expense

R&D expenses for the six months ended June 30, 2024 were $74.3 million, compared to $106.8 million for the same period in 2023. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Six months ended June 30,
	2024	2023	2024 vs 2023

	(in thousands)
Huntington's disease (AMT-130)	5,320	7,976	(2,656)
Temporal lobe epilepsy (AMT-260)	4,252	7,308	(3,056)
Amyotrophic lateral sclerosis (AMT-162)	$3,629	$10,628	$(6,999)
Fabry disease (AMT-191)	2,825	1,488	1,337
Programs in preclinical development and platform related expenses	1,347	4,142	(2,795)
Etranacogene dezaparvovec (AMT-060/061)	—	(1,336)	1,336
Total direct research and development expenses	$17,373	$30,206	$(12,833)

Employee and contractor-related expenses	29,958	36,463	(6,505)
Facility expenses	13,071	14,462	(1,391)
Share-based compensation expense	6,281	9,037	(2,756)
Other expenses	4,846	5,684	(838)
Disposables	3,341	9,781	(6,440)
Severance costs	1,098	—	1,098
Fair value changes related to contingent consideration	(1,621)	1,212	(2,833)
Total other research and development expenses	$56,974	$76,639	$(19,665)

Total research and development expenses	$74,347	$106,845	$(32,498)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the six months ended June 30, 2024 and June 30, 2023, we incurred costs of $5.3 million and $8.0 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe. We completed enrollment of the first two cohorts in the U.S. in March 2022 and in Europe in June 2023. This resulted in a $2.7 million reduction of cost in 2024 compared to the prior year as we typically incur higher costs per patient during the first six months of enrollment compared to the follow-up period thereafter.

Temporal lobe epilepsy (AMT-260)

In the six months ended June 30, 2024 and June 30, 2023, we incurred costs of $4.3 million and $7.3 million respectively, for the development of AMT-260. In August 2023, the FDA cleared our IND application, and we continue to incur costs for the preparation of a Phase I clinical trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the six months ended June 30, 2024, we incurred $3.6 million of costs to initiate a Phase I/II clinical trial in 2024. In the six months ended June 30, 2023 we incurred $10.6 million of expenses related to the transaction.

Fabry disease (AMT-191)

In the six months ended June 30, 2024 and June 30, 2023, we incurred costs of $2.8 million and $1.5 million, respectively, related to our development of AMT-191. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for the Phase I/II clinical trial preparation.

Preclinical programs & platform development

In the six months ended June 30, 2024 and June 30, 2023, 2023, we incurred $1.3 million and $4.1 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Etranacogene dezaparvovec (AMT-060/061)

We transitioned activities related to the clinical trial and long-term follow-up of patients to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the six months ended June 30, 2024 and June 30, 2023 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Other research & development expenses

●	We incurred $30.0 million in personnel and contractor-related expenses in the six months ended June 30, 2024, compared to $36.5 million for the same period in 2023. The decrease was primarily related to the Lexington facility being primarily dedicated to contract manufacturing during the six months ended June 30, 2024 compared to the facility having been dedicated to research and development activities in the prior period;
●	We incurred $13.1 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the six months ended June 30, 2024, compared to $14.5 million in the same period in 2023;
●	We incurred $6.3 million in share-based compensation expenses in the six months ended June 30, 2024, compared to $9.0 million for the same period in 2023. The decrease was primarily a result of the reduction in expense from the restructuring that occurred in October 2023, and a decrease in the fair value of awards granted;
●	We incurred $4.8 million of other expenses for the six months ended June 30, 2024, compared to $5.7 million for the same period in 2023;
●	We incurred $3.3 million in disposable costs in the six months ended June 30, 2024, compared to $9.8 million for the same period in 2023. The decrease was primarily a result of the reduction in expense from the restructuring that occurred in October 2023;
●	We incurred $1.1 million of severance costs related to the Lexington Transaction in the six months ended June 30, 2024 with no such cost in the same period in 2023; and
●	We recognized a $1.6 million gain in the six months ended June 30, 2024 related to a decrease in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $1.2 million loss related to an increase in fair value for the same period in 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 were $29.7 million, compared to $39.0 million for the same period in 2023.

●	We incurred $11.9 million in personnel and contractor-related expenses in the six months ended June 30, 2024, compared to $12.4 million in the same period in 2023. The decrease was primarily related to the reduction in personnel and contractors as a result of the restructuring that occurred in October 2023;

●	We incurred $6.8 million in share-based compensation expenses in the six months ended June 30, 2024, compared to $7.8 million in the same period in 2023. The decrease was primarily related to a decrease in the fair value of awards granted;
●	We incurred $6.1 million in professional fees in the six months ended June 30, 2024, compared to $5.7 million in the same period in 2023. We regularly incur accounting, audit and legal fees associated with operating as a public company. In 2024, we incurred professional fees related to the Lexington Transaction. There was a partial offset as in the prior period we incurred professional fees related to our global licensing agreement with Apic Bio;
●	We incurred $2.9 million in other expenses in the six months ended June 30, 2024, compared to $6.2 million in the same period in 2023. The $3.2 million decrease was primarily related to a decrease in intellectual property fees as well as a reduction of expenses for information technology;
●	We incurred $0.3 million of severance costs related to the Lexington Transaction in the six months ended June 30, 2024 with no such cost in the same period in 2023; and
●	We incurred nil in financial advisory fees in relation to our licensing transaction with CSL Behring in the six months ended June 30, 2024, compared to $3.8 million in 2023.

Other items, net

We recognized $2.9 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the six months ended June 30, 2024, compared to $2.5 million for the same period in 2023.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
	2024	2023	2024 vs 2023
	(in thousands)
Interest income	$12,313	$4,898	$7,415
Interest expense	(32,254)	(10,402)	(21,852)
Foreign currency losses, net	(2,134)	(1,995)	(139)
Total non-operating expense, net	$(22,075)	$(7,499)	$(14,576)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $12.3 million in interest income in the six months ended June 30, 2024, compared to $4.9 million in the same period in the prior year. Our interest income increased by $7.4 million due to the interest income earned on investment securities as well as cash on hand during the six months ended June 30, 2024.

We recognized $32.3 million in interest expense for the six months ended June 30, 2024 and $10.4 million for the six months ended June 30, 2023. Our interest expense in 2024 mainly increased due to an increase of $21.6 million in non-cash interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $2.1 million during the six months ended June 30, 2024, compared to a net loss of $2.0 million during the same period in 2023.

Income tax benefit

We recognized $1.6 million of deferred tax expense in the six months ended June 30, 2024, and $1.0 million of deferred tax benefit for the same period in 2023.

Financial Position, Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents, restricted cash and investment securities of $527.6 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents and investment securities will fund our operations through the end of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding if we decide to advance AMT-130 for our Huntington’s disease gene therapy program or any of our other product candidates into late-stage clinical development. Our material cash requirements include the following contractual and other obligations:

Debt

As of June 30, 2024, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $100.0 million. On July 19, 2024, in connection with the closing of the Lexington Transaction, we repaid $50.0 million of the $100.0 million of principal outstanding as well as $3.1 million in end-of-term fees. Future interest payments and financing fees associated with the loan after the $50.0 million payment in July total $24.4 million, with $10.6 million payable within 12 months. We are contractually required to repay the remaining $50.0 million in full in January 2027.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of June 30, 2024, we had fixed lease payment obligations of $48.5 million, with $8.5 million payable within 12 months. Following the closing of the Lexington Transaction on July 22, 2024 we assigned our lease for the Lexington Facility to Genezen. This will reduce our fixed lease payment obligations by $22.6 million, including $4.0 million payable within 12 months. We continue to guarantee such payments until the end of the lease term in May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In relation to our acquisition of uniQure France SAS in 2021, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In September 2023, we made a payment of EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS following the FDA’s clearance of the IND application for AMT-260. As of June 30, 2024, our remaining commitment amounts include a EUR 30.0 million ($32.1 million) milestone payment due upon treating the first patient in a Phase I/II clinical trial for AMT-260 and EUR 160.0 million ($171.5 million) in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of June 30, 2024, of $1.07/€1.00. As of June 30, 2024, we expect these obligations will become payable between 2024 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the six months ended:

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$244,544	$231,173
Net cash used in operating activities	(93,286)	(135,299)
Net cash generated from investing activities	141,922	48,818
Net cash generated from financing activities	50	370,268
Foreign exchange impact	(2,191)	1,812
Cash, cash equivalents and restricted cash at the end of period	$291,039	$516,772

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $56.3 million and $121.9 million in the three and six months ended June 30, 2024,  respectively, compared to a net loss of $68.5 million and $145.7 million during the same period in 2023. As of June 30, 2024, we had an accumulated deficit of $1,012.3 million.

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

On May 12, 2023 we and Hercules amended the 2021 Restated Facility. The 2023 Amended Facility extended the maturity date and interest-only period from December 1, 2025 to January 5, 2027. On June 28, 2024 we amended the 2023 Amended Facility and repaid $50.0 million of the principal outstanding at closing of the Lexington Transaction on July 22, 2024. We are required to repay the remaining principal balance of $50.0 million on the maturity date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2024 Amended Facility, we owe a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the maturity date.

We are subject to certain covenants under the 2024 Amended Facility and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the 2024 Amended Facility may limit our ability to obtain debt financing. The 2024 Amended Facility permits us to issue up to $500.0 million of convertible debt.

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

Net cash used in operating activities

Net cash used in operating activities was $93.3 million for the six months ended June 30, 2024 and consisted of net loss of $121.9 million adjusted for non-cash items, including depreciation and amortization expense of $5.3 million, amortization of the discount on investment securities of $6.7 million, share-based compensation expense of $14.1 million, $24.8 million of interest expense related to the Royalty Financing Agreement, changes in the fair value of contingent consideration of $1.6 million, a change in deferred taxes of $1.6 million, a provision for inventory write-downs of $5.8 million and unrealized foreign exchange losses of $2.9 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $19.4 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $7.2 million. There was an increase in inventory balances of $2.6 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $9.5 million, primarily related to a decrease of $5.2 million from personnel related accruals.

Net cash used in operating activities was $135.3 million for the six months ended June 30, 2023 and consisted of net loss of $145.7 million adjusted for non-cash items, including depreciation and amortization expense of $5.1 million, amortization of the discount on investment securities of $1.8 million, share-based compensation expense of $17.0 million, $3.2 million of interest expense related to the Royalty Financing Agreement, a change in deferred taxes of $1.0 million, changes in the fair value of contingent consideration of $1.2 million and unrealized foreign exchange losses of $0.9 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $15.1 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $0.8 million. There was an increase in inventory balances of $3.3 million. These changes also relate to a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $12.6 million, primarily related to a decrease of $4.9 million from personnel related accruals.

Net cash generated from investing activities

In the six months ended June 30, 2024, we generated $141.9 million in our investing activities compared to generating $48.8 million for the same period in 2023.

	Six months ended June 30,
	2024	2023
	(in thousands)
Proceeds from maturity of investment securities	$297,806	$52,234
Investment in investment securities	(152,936)	—
Capital expenditures - Amsterdam site	(1,532)	(1,294)
Capital expenditures - Lexington site	(1,416)	(2,122)
Net cash generated from investing activities	$141,922	$48,818

During the six months ended June 30, 2024, we received $297.8 million from the repayment of previous investments into euro and U.S. dollar denominated government bonds ($52.2 million for six months ended June 30, 2023).

During the six months ended June 30, 2024, we invested $152.9 million of our cash on hand into euro and dollar denominated government bonds (nil for the six months ended June 30, 2023).

We invested $1.5 million and $1.4 million, respectively, into our Amsterdam, Netherlands and Lexington, Massachusetts sites during the six months ended June 30, 2024, compared to $1.3 million and $2.1 million for the same period in 2023.

Net cash generated from financing activities

In the six months ended June 30, 2024, we generated $0.1 million from financing activities compared to $370.3 million for the same period in 2023.

	Six months ended June 30,
	2024	2023

	(in thousands)
Cash flows from financing activities
Proceeds from Royalty Financing Agreement, net of debt issuance costs	$-	$370,062
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	50	206
Net cash generated from financing activities	$50	$370,268

In June 2023, we received $370.1 million net proceeds from the Royalty Financing Agreement.

During the six months ended June 30, 2024, we received $0.1 million from the exercise of options to purchase ordinary shares in relation to our 2014 Plans, compared to $0.2 million for the same period in 2023.

Funding requirements

Our future capital requirements, following the closing of the Lexington Transaction on July 22, 2024, will depend on many factors, including but not limited to:

●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	the scope, timing, results, and costs of our current and planned clinical trials, including those for funding late-stage clinical development of AMT-130 in Huntington’s disease;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the amount and timing of revenue, if any, we receive from manufacturing products for CSL Behring;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2024, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We are dependent on the success of our lead product candidate in clinical development, AMT-130 for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, challenges associated with its regulatory pathway, or its inability to demonstrate sufficient efficacy to warrant further clinical development or accelerated approval pathways could adversely affect our business.
●	We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.
●	Interim or preliminary data from studies or trials announced or published from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Data analyses conducted on a post-hoc basis and using external, historical controls may not be accepted as a basis for regulatory approval.
●	We may use certain specialized pathways and designations to develop our product candidates or to seek regulatory approval. Even if one or more of our product candidates receives such a designation or is permitted pursue such a pathway, we may be unable to obtain and maintain the benefits associated with such designations and pathways. These designations and pathways may not lead to a faster development or regulatory review or approval process, and may not increase the likelihood that our product candidates will receive marketing approval.
●	The Lexington Transaction may not yield the benefits that we expect and may result in additional risks to our business.
●	Our future success depends on our ability to retain key executives, technical staff, and other employees and to attract, retain and motivate qualified personnel.
●	Actions that we have taken or may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated, may not result in cost savings to us and could disrupt our business.
●	Gene therapies are complex, expensive and difficult to manufacture. We, Genezen or any third-party manufacturer that we engage could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.

●	We will need to raise additional funding in order to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
●	We had net losses in the years ended December 31, 2023 and 2022, have incurred significant losses in previous years and expect to incur losses during the current and over the next several years and may never achieve or maintain profitability.
●	The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	If we do not achieve our projected development and financial goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.
●	If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our ability to successfully commercialize our products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, or third parties may assert their intellectual property rights against us, which could be expensive, time consuming and unsuccessful.
●	We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines in the conduct and completion of such trials or failing to comply with regulatory requirements.
●	We rely on third parties for important aspects of our development programs. If these parties do not perform successfully or if we are unable to enter into or maintain key collaborations or other contractual arrangements, our business could be adversely affected.
●	We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.

Risks Related to the Development of Our Product Candidates

We are dependent on the success of our lead product candidate in clinical development, AMT-130 for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, challenges associated with its regulatory pathway, or its inability to demonstrate sufficient efficacy to warrant further clinical development or accelerated approval pathways could adversely affect our business.

We have invested a significant portion of our development efforts and financial resources in the development of our lead clinical product candidate, AMT-130. In July 2024, we announced updated interim data from our ongoing clinical trials of AMT-130, a one-time administered investigational gene therapy for the treatment of Huntington’s disease. The interim data included follow-up data from patients enrolled in our two ongoing multi-center, dose-escalating Phase I/II clinical trials in the U.S. and Europe as of a March 31, 2024 cut-off date. Among other data in this interim update, we reported a statistically significant, dose-dependent, slowing in disease progression measured by composite Unified Huntington’s Disease Rating Scale (cUHDRS) observed through 24 months in patients receiving the high dose of AMT-130.  We also reported a statistically significant reduction of neurofilament light chain (NfL) in cerebrospinal fluid (CSF) observed in patients treated with AMT-130, a key biomarker for neurodegeneration. These interim data follow notification from the FDA in June 2024 that the agency had granted Regenerative Medicine Advanced Therapy (“RMAT”) designation for AMT-130 based on AMT-130’s potential to address the major unmet medical need among patients with Huntington’s disease.

There are numerous factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to, patient safety issues, our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development, delays in our ability to enroll patients or challenges with potential development partners, clinical trials or regulatory authorities. Any one or combination of these factors could force us to halt or discontinue the ongoing clinical trials of AMT-130. Certain of these risk factors are heightened in the context of drug development for rare diseases like Huntington’s disease and novel investigational products like gene therapies in which non-traditional study designs are utilized to demonstrate efficacy and safety, including open-label studies, single arm studies, studies utilizing active comparators or natural history data, biomarkers or other forms of surrogate endpoints, which may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases that progress slowly and that affect small patient populations. For example, in the course of our interactions with the FDA and EMA, the regulatory authorities may disagree with our interpretation of the interim safety and efficacy data we have received to date, including our determinations of statistical significance and the utility of post hoc analyses we conduct with respect to interim clinical data. Since AMT-130 is based on our novel gene therapy technology, we are unable to predict how regulatory authorities will interpret our data or whether they will agree with our interim conclusions or trial design or whether those data may be utilized in later-stage or registrational trials. We may be required by such regulatory authorities to conduct additional randomized studies of AMT-130 beyond our existing planned clinical trials, which would be costly and would significantly delay the potential approval of AMT-130. We may not be able to commit sufficient capital to support additional clinical studies of AMT-130, in which case we may need to secure a development partner for AMT-130. Such partnerships may not be available, in which case we may not be able to fully fund the AMT-130 program through to regulatory approval.

If AMT-130 fails in development as a result of any underlying problem with our technology, then we may be required to discontinue development of other product candidates that are based on the same novel therapeutic approach. We cannot be certain that AMT-130, or any of our product candidates, will be successful in clinical trials or receive regulatory approval. If we were required to, or if we chose to, discontinue development of AMT-130 or any other current or future product candidates, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability and our business would be adversely affected.

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

A failure of one or more clinical trials can occur at any stage and for a variety of reasons that we cannot predict with accuracy and that are out of our control. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	insufficient number of patients treated with the product candidate or an insufficient study period for assessing the effectiveness of the product candidate;
●	failures or delays in reaching agreement with regulatory agencies on study design, particularly with respect to our novel gene therapies for which regulatory pathways remain untested;
●	failures or delays in hiring sufficient personnel with the requisite expertise to execute multiple clinical programs simultaneously;
●	failures or delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”) and clinical trial sites;
●	failures or delays in patient recruiting into clinical trials or in the addition of new investigators;
●	delays in receiving regulatory authorization to conduct our clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	failures or delays in obtaining or failure to obtain required IRB and IBC approval at each clinical trial site;

●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials or testing;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, our chosen bases for comparison as it relates to clinical efficacy, our interpretation and analyses of data from preclinical studies and clinical trials or a finding that a product candidate’s benefits do not outweigh its safety risks;
●	recommendations from DSMBs to discontinue, pause, or modify the trial;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon product development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with manufacturing product candidates that meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	emergence of new information about or impacting our product candidates or the field of gene therapy;
●	determinations that there are issues with our third-party manufacturing facilities or processes; or
●	changes in regulatory requirements and guidance, as well as new, revised, postponed, or frozen regulatory requirements (such as the EU Clinical Trials Regulation), that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

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

If the results of our clinical trials are inconclusive, or fail to meet the level of statistical significance required for regulatory approval or if there are safety concerns, concerns around efficacy or durability of response or other adverse events associated with our product candidates, we may:

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

Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. For example, the interim results from our ongoing Phase I/II clinical trials of AMT-130, our product candidate targeting Huntington’s disease, may not be predictive of the results of future interim analyses or later-stage trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of any of our clinical trials, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage. Changes to product candidates, whether as a result of regulatory feedback or changes in clinical trial procedures and protocols, may also impact their performance in subsequent studies.

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

From time to time, we publicly disclose interim, preliminary or other data from preclinical studies and clinical trials, which are based on a preliminary and sometimes post hoc analysis of data. With respect to interim and preliminary data, the results and related findings and conclusions are subject to change following a more comprehensive review of the data, the particular study, or trial. We also make assumptions, estimations, calculations, and conclusions as part of our preliminary or interim analyses of data, and we may not have received or had the opportunity to evaluate all data at that time. As a result, the interim or preliminary data that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available.

For example, in December 2023, we announced updated interim data from our ongoing Phase I/II clinical trials of AMT-130, along with our expectation that we will present additional clinical updates with respect to AMT-130 in the future. We announced additional interim data from the ongoing AMT-130 trials in July 2024. Interim data from clinical trials and our analyses of that data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available  after longer time on study. Significant differences between interim data and final data could change the nature of any interim conclusions we may report and could seriously harm our business.

We may also disclose data based on post-hoc analyses, the pooling of data from multiple studies, or using statistical assessments or comparisons, including comparisons to historical controls and calculations of nominal p-values, that regulatory authorities may not agree with. By example, the FDA may not agree with our pooling of the data from our U.S. and European studies of AMT-130. FDA may also find that statistical significance calculations using nominal p-values are not sufficiently reliable or subject to certain statistical limitations and, as a result, regulatory authorities may give such calculations less regulatory weight. The FDA may not view post-hoc analyses, analyses of exploratory endpoints, or comparisons to external controls to be sufficient to provide substantial evidence of efficacy, with the outcomes typically being viewed as hypothesis generating. FDA and other regulatory authorities may form a different or unfavorable view of our data, which could negatively impact our ability to obtain marketing approval.

Accordingly, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, following receipt of RMAT designation for AMT-130, we expect to hold a Type B, multi-disciplinary RMAT meeting with FDA to present our updated interim data and discuss potential expedited clinical development pathways and accelerated approval. The FDA and other regulatory authorities may not agree with the assumptions, estimates, calculations, conclusions or analyses underlying the interim data from our ongoing clinical trial of AMT-130 or any of our future proposals regarding the ongoing development of AMT-130. Even if the data supporting such regulatory interactions are suggestive of clinical responses, the durability of response may not be sustained over time or may not be sufficient to support regulatory approval.

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

Data analyses conducted on a post-hoc basis and using external, historical controls may not be accepted as a basis for regulatory approval.

We have in the past and may in the future undertake certain analyses to further understand the data and potential reasons for the study results, including retrospective, post-hoc, and subgroup analyses. Because these analyses are not pre-planned and studies may not be adequately designed for these analyses, they may not be a reliable nor an acceptable basis for regulatory approval. For example, in conjunction with our July 2024 interim data update for AMT-130, we conducted a post-hoc analysis of clinical outcomes for the 21 treated patients at 24 months compared to an expanded, propensity-weighted external control consisting of 154 patients.  Among other conclusions in this interim update, we reported, based on this analysis, a statistically significant, dose-dependent, slowing in disease progression measured by  cHUDRS observed through 24 months in patients receiving the high dose of AMT-130.  We also reported a statistically significant reduction of CSF NfL observed in patients treated with AMT-130.

Some of our favorable statistical data from these trials also are based on nominal p-values. Nominal p-values are subject to certain limitations, and because of these limitations, regulatory authorities may give less weight to nominal p-values, compared to standard p-values. The FDA could find that our reliance on nominal p-values for some of our statistical data is insufficient to support accelerated or standard approval of AMT-130 or any other product candidate we choose to advance. An unfavorable view of our data and analyses by regulatory authorities could negatively impact our ability to obtain or maintain marketing authorizations, which would have a material adverse effect on our revenue and would materially harm our business, financial results and results of operations.

We are making use of exploratory biomarkers and other data that are not scientifically validated, and our reliance on these data may lead us to direct our resources inefficiently.

We are making use of experimental biological markers, or biomarkers, in an effort to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances which can serve as an indicator of specific cell processes or as evidence of a patient’s biological response to drug product administration. For example, with respect to our ongoing clinical trials of AMT-130, we are measuring NfL in CSF as a potential indicator of neurodegeneration, as well as changes in total brain volume of patients treated with AMT-130.

While we believe that these biomarkers and data may serve useful purposes for us, including in the evaluation of whether our product candidates are having their intended effects through their assumed mechanisms of action, improving patient selection and monitoring patient compliance with trial protocols, these biomarkers and data have not been scientifically validated and are considered experimental as used in our trials. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on specific biomarkers such as CSF NfL is otherwise misplaced, then we may fail to realize any benefits from using these data and may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates.

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

Research programs to identify new product candidates require substantial technical, financial, and human resources. Due to the significant resources required for the development of our product candidates, we must decide which product candidates to pursue and advance and the resources to allocate to each. For example, as a result of prior restructuring efforts, we discontinued investments in certain of our prior research and development programs, including AMT-210 for the treatment of Parkinson’s disease, and certain other technology projects, prioritizing instead our early clinical-stage programs, including AMT-130, AMT-260, AMT-162 and AMT-191. Even though we have focused our efforts on advancing these four clinical programs, we may not be able to successfully develop all of them or our business strategy and objectives could change.

Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular programs and product candidates, including the decisions stemming from our prior restructuring efforts, may not lead to the development of any viable commercial product and may divert resources away from better opportunities. We or any collaborators may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not continue to successfully develop and commercialize product candidates based upon our technology, we may face difficulty in obtaining product revenues in future periods, which could result in significant harm to our business, results of operations and financial position and materially adversely affect our share price.

Our business development strategy depends on our ability to obtain rights to key technologies through in-licenses and support the development of our product pipeline through out-licenses, and those efforts may not be successful.

We may expand our product pipeline from time to time through strategic transactions that involve in-licensing the rights to key technologies, including those related to gene delivery, genes, and gene cassettes. For example, in July 2021, we acquired uniQure France (formerly Corlieve Therapeutics SAS) and its lead program, now known as AMT-260, to treat refractory MTLE. AMT-260 is being developed based on exclusive licenses to certain patents uniQure France obtained from two French research institutions that continue to collaborate with us. uniQure France also obtained an exclusive license from Regenxbio, Inc. to use AAV9 in connection with the delivery of any sequence that affects the expression of the GRIK2 gene in humans. Notwithstanding prior efforts to expand our product pipeline, the cost of drug development is high as is the rate of failure in the drug development process. In order to fund the development of some of our existing product candidates, including potential late-stage development of AMT-130 if required by regulators, we may seek to out-license some of our product candidates or technologies to other pharmaceutical or biotechnology companies or other third parties. The aim of such out-licensing would be generate non-dilutive funds in the form of up-front or milestone payments or royalties. Such decisions will be taken on a case-by-case basis, as the opportunity arises or is required.

The future success of our business will depend in significant part on our business development efforts with respect to existing and future product candidates, including our ability to in-license or otherwise acquire the rights to additional product candidates or technologies, particularly through our collaborations with academic research institutions, and our ability to out-license product candidates and technologies for which collaboration with external parties forms a part of our business strategy or is necessary to cover certain development costs. However, we may be unable to in-license or acquire the rights to any such product candidates or technologies from third parties on acceptable terms or at all. The in-licensing and acquisition of gene therapy technologies is a competitive area, and many more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be competitors may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our areas of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition, and prospects could suffer.

Similarly, there is no guarantee that we will generate product candidates that are suitable for out-licensing or attractive to potential collaborators, and even if we do, there is no guarantee that we will be successful in identifying potential licensees and successfully negotiating such collaborations on agreeable terms if and when required. Any failure with respect to our business development efforts may materially affect our ability to finance our business and support the development of our product pipeline.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.

Gene therapy remains a novel technology. Our technology utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Public perception may be influenced by claims that gene therapies are unsafe, and gene therapies may not ultimately gain the acceptance of the public or the medical community. The risk of cancer remains a concern for gene therapy, and we cannot guarantee that patients treated in any of our planned or future clinical studies will not develop cancer or experience other adverse events as a result of being treated with our product candidates. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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

Risks Related to the Manufacturing of our Products and Product Candidates

The Lexington Transaction may not yield the benefits that we expect and may result in additional risks to our business.

As discussed further under “Recent Business Developments—Lexington Transaction”, in June 2024 we entered into the APA with Genezen pursuant to which we agreed to sell to Genezen and Genezen agreed to purchase certain assets and assume certain liabilities related to the Lexington Facility and our prior manufacturing operations in Lexington, Massachusetts. Pursuant to the APA, Genezen agreed to acquire the manufacturing equipment and related manufacturing operations along with certain other assets associated with the Lexington Facility and to extend offers of employment to a majority of the uniQure employees located at the Lexington Facility. The Lexington Transaction closed on July 22, 2024.

In connection with the closing of the Lexington Transaction, we and Genezen entered into certain additional agreements, including (i) a commercial supply agreement pursuant to which Genezen will manufacture and supply for our requirements of HEMGENIX® pursuant to our manufacturing and supply obligations to CSL Behring, (ii) a development and other manufacturing services agreement pursuant to which Genezen will manufacture, supply and provide certain development services to support the requirements of our investigational gene therapy programs and for other services related to the manufacture of HEMGEMIX®, (iii) a transition services agreement pursuant to which each party will provide transitional services to the other related to the operation of the Lexington Facility for a period following the closing of the Lexington Transaction, and (iv) an assignment and assumption of the lease agreement for the Lexington Facility, along with other customary agreements. As a component of our broader efforts to focus our business and reduce operating expenses, the Lexington Transaction is expected to reduce our cash burn as a result of a reduction in facility and personnel-related costs, among others. The Lexington Transaction may not ultimately reduce our operating expenses to a magnitude consistent with our expectations. In addition, we may be exposed to additional costs and risks related to or as a result of the Lexington Transaction, including, without limitation (i) additional expenses associated with outsourcing certain manufacturing and development services, as well as our contractual obligations and minimum financial commitments to Genezen under the CSA and the DMSA, (ii) supply-related risks related Genezen’s ability and capacity to satisfy our continued obligations to CSL Behring and the supply of our other product candidates, including AMT-130, (iii) contractual default under our agreements with Genezen or with CSL Behring, and (iv) other third-party risks relative to our partnership with Genezen (see “—Risk Related to our Reliance on Third Parties). The occurrence of any of the foregoing or any other risks as a result of or related to the Lexington Transaction could considerably harm our business and impact our financial condition and results of operations.

Gene therapies are complex, expensive and difficult to manufacture. We, Genezen or any third-party manufacturer that we engage could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.

Our proprietary manufacturing process leveraging insect cells and baculoviruses to produce to AAV-based gene therapies is highly complex and is regularly subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from our standard processes, could result in insufficient yield, product deficiencies or manufacturing or supply failures that could result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we and our third-party manufacturers, including Genezen, may not be able to scale up some or all our manufacturing processes as necessary and on our desired timelines to meet the demands of our clinical product pipeline, which may result in delays in regulatory approvals, inability to produce sufficient amounts of clinical or commercial product, or otherwise adversely affect our business.

Factors common to the manufacturing process associated with most biologics and drugs could also cause production interruptions for us or our third-party manufacturers, including, without limitation, raw materials shortages and other supply chain challenges, raw material failures, limited control over pricing of raw materials, growth media failures, equipment malfunctions, costs associated with servicing real property lease and other contractual obligations, facility contamination, labor problems, natural disasters, disruption in utility services, public health crises, terrorist activities, war or cases of force majeure and other events beyond our control. We or our third-party manufacturers also may encounter problems in hiring and retaining the experienced and specialized personnel needed to evaluate and supervise manufacturing and quality operations and, in the case of our contract manufacturers, operate manufacturing facilities, processes and testing, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Following the Lexington Transaction, Genezen may experience the same personnel-related challenges resulting in the same delays and compliance issues.

Prior to the Lexington Transaction, we manufactured HEMGENIX® at the Lexington Facility, which is optimized to meet HEMGENIX® product specifications and the commercial manufacturing and supply obligations under our collaboration with CSL Behring. Following the Lexington Transaction, Genezen is responsible for the manufacturing and supply of HEMGENIX® at the Lexington Facility, though we remain contractually obligated to CSL Behring consistent with the terms of the collaboration. While uniQure will have priority and preferential status with Genezen, Genezen may not have sufficient capacity to support our other development programs or those of its other customers, which may negatively impact our businesses and abilities to advance development goals unrelated to HEMGENIX® and our obligations to CSL Behring. The manufacturing of HEMGENIX® pursuant to our obligations under the CSL Behring Agreement is expensive and requires the dedication of significant resources, notwithstanding the Lexington Transaction and our subcontracting to Genezen. In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology in the coming years related to HEMGENIX® to a third-party contract manufacturer to be designated by CSL Behring in the future. Until CSL Behring identifies and designates a new manufacturer capable of supporting the commercial requirements of HEMGENIX®, we will continue to incur significant costs associated with the manufacturing and supply of HEMGENIX®.  Moreover, as Genezen will be the entity that is actually engaging in the manufacture of HEMGENIX, should Genezen encounter a manufacturing issues or is unable to provide a sufficient supply of HEMGENIX, we may be unable to fulfil our contractual commitments to CSL Behring and may, thus, face contractual liabilities.

Following such transfer, Genezen may experience challenges in adapting the Lexington Facility to meet the manufacturing and supply needs for products other than HEMGENIX® as a result of excess capacity or the ability to adapt to new processes, among other challenges. Any problems or limitations with respect to our manufacturing processes or facilities, including the existing commercial supply and manufacturing obligations to CSL Behring, could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs or sources of capital, result in delays in our clinical development or marketing schedules and materially harm our business.

We currently rely and expect to continue to rely on third parties to conduct product manufacturing for our product candidates, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. Prior to the Lexington Transaction, we manufactured HEMGENIX® in-house at the Lexington Facility. Following the Lexington Transaction, we will rely on Genezen for the production of HEMGENIX® and will have preferential access to the Lexington Facility for the production of materials related to AMT-130 and AMT-191 programs under separately negotiated development and supply arrangements. The facilities used by Genezen and our other contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, Genezen and our other contract manufacturing partners for compliance with the cGMP for the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory bodies, we will not be able to obtain and/or maintain regulatory approval for our products manufactured by third parties. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative third-party manufacturers, which may not be available and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

The manufacturing of our products and product candidates are subject to significant government regulations and approvals. If we or third-party manufacturers fail to comply with these regulations or maintain these approvals, our business could be materially harmed.

With the exception of AMT-260 and AMT-162 and prior to the Lexington Transaction, we produced our gene therapies at the Lexington Facility using a proprietary baculovirus expression vector system. The Lexington Facility is and will continue to be subject to ongoing regulation and periodic inspection by the FDA, EU member state, and other regulatory bodies to ensure compliance with cGMP and other requirements. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

Failure to comply with applicable regulations could also result in the FDA, EU member state, or other applicable authorities taking various actions, including:

•	taking enforcement actions or levying fines and other civil penalties;
•	imposing consent decrees or injunctions;
•	requiring us to suspend or put on hold one or more of our clinical trials, or conduct new or additional trials;
•	suspending or withdrawing regulatory approvals;
•	delaying or refusing to approve pending applications or supplements to approved applications;
•	requiring us to suspend manufacturing activities or product sales, imports or exports;
•	requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products;
•	mandating or recommending product recalls or seizing products;
•	imposing operating restrictions; or
•	seeking criminal prosecutions, among other outcomes.

Poor control of production processes can also lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing and that could have an adverse effect on clinical studies, or patient safety or efficacy. Moreover, if the Lexington Facility or the manufacturing facilities of any third-party manufacturer we may engage is not able to meet regulatory requirements, we or they may need to implement costly and time-consuming remedial actions. Any of the foregoing could materially harm our business, financial condition, and results of operations.

Moreover, if the Lexington Facility we or our other third-party manufacturers are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, or if a sufficient supply of HEMGENIX® consistent with our manufacturing and supply obligations to CSL Behring, our development programs and commercial prospects will be harmed. If the Lexington Facility or our other third-party manufacturers cannot produce an adequate amount of our drug substance and product in compliance with the applicable regulatory requirements, we may need to contract with a third party to do so, in which case third party manufacturers may not be available to us on favorable terms or at all. The addition of a new manufacturer may also require FDA, EMA, EU, and other regulatory authority approvals, which we may not be able to obtain.

Our use of viruses, chemicals and other potentially hazardous materials requires us and our contract manufacturers to comply with regulatory requirements and exposes us to significant potential liabilities.

Our development and manufacturing processes and those of our third-party contract manufacturers involve the use of viruses, chemicals, other potentially hazardous materials and produce waste products. Accordingly, we and our third-party manufacturers are subject to national, federal, state, and local laws and regulations in the U.S. and the Netherlands governing the use, manufacture, distribution, storage, handling, treatment, and disposal of these materials. In addition to ensuring the safe handling of these materials, these laws and regulations impose increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we or our third-party contract manufacturers could be held liable for damages that result, and any such liability could exceed our assets and resources, and could result in material harm to our business, financial condition, and results of operations.

Our business might be adversely affected if we or third-party manufacturers of our product candidates are unable to validate our manufacturing processes and methods or develop new processes and methods to meet our product supply needs and obligations.

The manufacture of our AAV gene therapies is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, instances of operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. In the past and prior to the Lexington Transaction, we have manufactured certain batches of product candidates intended for nonclinical, clinical and process validation purposes that have not met all our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates, Genezen will need to complete the validation of our manufacturing processes and methods for each program, and we may need to develop and validate new or larger scale manufacturing processes and methods to meet our needs. If Genezen or any other third-party manufacturer we contract with is unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes and methods, to meet our production needs, to file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

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

Both the FDA and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates that are difficult to predict. The FDA and the EMA have issued various guidance documents pertaining to gene therapy products, which are and will be applicable to our product candidates. The close regulatory scrutiny of gene therapy products may result in delays and increased costs and may ultimately lead to the failure to obtain approval for any gene therapy product. Experiences with existing gene therapies, including any emergent adverse effects, could also impact how the FDA and the EMA view our products and product candidates, making it harder to obtain or maintain regulatory approvals.

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

We may use certain specialized pathways and designations to develop our product candidates or to seek regulatory approval. Even if one or more of our product candidates receives such a designation or is permitted pursue such a pathway, we may be unable to obtain and maintain the benefits associated with such designations and pathways. These designations and pathways may not lead to a faster development or regulatory review or approval process and may not increase the likelihood that our product candidates will receive marketing approval.

In June 2024, the FDA granted RMAT designation for AMT-130 based on AMT-130’s potential to address the major unmet medical need among patients with Huntington’s disease. The designation followed the FDA’s review of interim Phase I/II clinical data for AMT-130 announced in December 2023 and was based on an analysis comparing 24-month clinical data from the AMT-130 trials to a non-concurrent criteria-matched natural history cohort.  In the future, we may seek additional product designations intended to facilitate the development or regulatory review or approval process for our product candidates, such as fast-track designations, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates.

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

For drugs and biologics that have been designated as fast track products, RMAT (in the case of AMT-130), or breakthrough therapies, or granted access to the PRIME scheme, more frequent interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of fast-track products, RMAT products, or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application and the FDA approves a schedule for the submission of the remaining sections. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review.

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

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may also receive accelerated approval by the FDA, meaning the agency may approve the product candidate based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. There is no guarantee that we would be able to obtain accelerated approval as FDA may disagree with our surrogate endpoint or may find that such endpoint is not met. Even if we do qualify for accelerated approval, we may be unsuccessful in meeting post-marketing compliance requirements, or fail to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, which could result in the FDA withdrawing our product from the market. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, it is uncertain whether the FDA may be more conservative in granting accelerated approval or, if granted, more apt to withdraw approval if clinical benefit is not confirmed. There is no guarantee that regulatory interactions with FDA or comparable foreign authorities will result in our ability to avail ourselves of any specialized approval pathways for our product candidates.

Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period.

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. While certain of our product candidates, including AMT-130, have received orphan drug designation, there is no guarantee that we will be able to receive such designations in the future. The FDA may grant orphan designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the U.S. for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. For example, in April 2024, the FDA approved Pfizer’s Beqvez (fidanacogene elaparvovec-dzkt), a one-time gene therapy to treat adults with moderate to severe hemophilia B and a direct competitor to HEMGENIX.

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

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Moreover, actions taken in connection with our prior restructuring efforts to streamline our product portfolio may hamper our ability to remain competitive. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines in the conduct and completion of such trials or failing to comply with regulatory requirements.

We rely on third parties, study sites, and others to conduct, supervise, manufacture materials for and monitor our preclinical and clinical trials for our product candidates and do not currently plan to independently conduct clinical or preclinical trials of any other potential product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical and scientific institutions, and clinical and preclinical investigators, to conduct our preclinical studies and clinical trials.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient assistance programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (with the maximum fair prices for the first year of the negotiation program being initially applicable in 2026), with prices that can be negotiated subject to a cap; imposes rebates for certain drugs under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

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

The relatively small market size for orphan indications and the potential for long-term therapeutic benefit from a single administration present challenges for pricing review and negotiation of our product candidates for which we may obtain marketing authorization. Most of our product candidates target rare diseases with relatively small patient populations. If we are unable to obtain adequate levels of reimbursement relative to these small markets, our ability to support our development and commercial infrastructure and to successfully market and sell our product candidates for which we may obtain marketing approval could be adversely affected.

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

We had a net loss of $121.9 million in the six months ended June 30, 2024, and a net loss of $308.5 million in the year ended December 31, 2023. We incurred a gain of $329.6 million in year ended December 31, 2021; however, such gain was primarily attributable to one-time license revenue from CSL Behring. We have incurred significant losses in the years prior to 2021. As of June 30, 2024, we had an accumulated deficit of $1,012.3 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2024 and through the end of 2027 primarily from our existing cash, cash equivalents, and cash resources. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses over the next several years, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

●	continue to fund AMT-130 in its ongoing clinical trials and advance our other product candidates into clinical development;
●	incur the costs associated with the manufacturing of preclinical, clinical and commercial supplies of our product candidates through our partnership with Genezen and other third-party manufacturers;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain, expand and protect our intellectual property portfolio;
●	hire and retain personnel to support our business;
●	enhance our operational, financial and management information systems and personnel; and
●	incur legal, accounting and other expenses operating as a public company.

We may never succeed in materially reducing our operating expenses and, even if we do, may never generate revenues that are sufficient to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate value for our shareholders could impair our ability to raise capital, maintain our research and development efforts, diversify our product offerings, or even continue our operations.

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

Adequate capital may not be available to us when needed or may not be available on acceptable terms. Our ability to obtain additional debt financing may be limited by covenants we have made under our 2024 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. Our ability to obtain additional equity financing may be limited by our shareholders’ willingness to approve the issuance of additional share capital. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

If we raise additional funds through collaborations, strategic alliances, marketing, distribution, or licensing arrangements with third parties, we may have to issue additional equity, relinquish valuable rights to our technologies, future revenue streams, products, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on attractive terms or successfully pursue strategic partnerships where necessary, we could be forced to delay, reduce, or further eliminate our research and development programs or any future commercialization efforts, which would have a negative impact on our financial condition, results of operations and cash flows.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of June 30, 2024, we had $100.0 million of outstanding principal of borrowings under the 2024 Amended Facility. In July 2024, in connection with the closing of the Lexington Transaction, we repaid $50.0 million of the principal outstanding. We are required to repay the remaining outstanding principal balance of $50.0 million upon the maturity date of the 2024 Amended Facility in January 2027. We might not be able to finance our operations from our existing cash, cash equivalents, and cash resources consistent with our expectations if we are not able to refinance the 2024 Amended Facility prior to the January 2027 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

We may not have sufficient funds and may be unable to arrange for additional financing to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under 2024 Amended Facility could result in an event of default and acceleration of amounts due. Under the 2024 Amended Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets, or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

Our 2024 Amended Facility bears a variable interest rate with a fixed floor. The U.S. Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future

We may not realize the intended financial benefits of, or achieve the intended goals or outlooks with respect to, our business development and strategic initiatives, including divestitures, acquisitions or other potential transactions.

We have recently and historically pursued various strategic initiatives, transactions and business arrangements, including the July 2024 Lexington Transaction and the July 2021 acquisition of uniQure France and its lead program (AMT-260). We may, from time to time, enter into strategic transactions consistent with our business development and financial objectives. Implementing these and other strategic initiatives has included, and may in the future include, divestitures, acquisitions, asset purchases, partnerships, collaborations, joint ventures and other investments. Certain of these transactions and arrangements have been and may in the future be material to us both from a strategic and financial perspective. These initiatives, whether successful or not, have been, and may continue to be, complex, time-consuming and expensive, may divert management’s attention, and could expose us to operational challenges and potential inefficiencies. We may miscalculate the risks associated with our strategic initiatives at the time they are made or may not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the research and development-related risks, manufacturing and compliance issues, or the outcome of ongoing legal and other proceedings. There can be no assurance that we will be able to achieve all of our intended goals with respect to such strategies within the anticipated timeframes, if at all, or fully realize the expected benefits of any such transactions or arrangements.

Divestitures (including the Lexington Transaction), product rationalizations or asset sales could result in asset impairments, or reductions to the size or scope of our business, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. We may not be successful in separating divested businesses or assets, which could negatively impact our ongoing and future operations. For example, the Lexington Transaction may result in continued financial and operational exposure related to the divested assets or businesses, through guarantees or other financial arrangements, indemnification obligations, continued manufacturing and supply and transition services obligations to the divested businesses, or potential litigation. In addition, we may also not be able to realize the intended or anticipated benefits from such transactions, such as realizing the anticipated cost savings, maintaining employee morale and retaining key management and other employees to meet our transition service obligations and to operate our retained business, or may be unable to realize the intended or expected goals, outlooks, synergies or operating efficiencies with respect to such transactions.

The overall execution of our strategic initiatives may result in material unanticipated problems, expenses, liabilities, competitive responses, operational inefficiencies, adverse tax consequences, impairment or restructuring charges, loss of important third-party relationships, difficulty attracting and retaining qualified employees, and diversion of management’s and/or employee’s attention, among other potential adverse consequences. In addition, we may have to terminate a strategic alliance, agreement or arrangement, or our partners may be unable to fulfill their collaboration. Any of the risks described above could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or share price.

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

Actions that we have taken or may take in the future to restructure our business in alignment with our strategic priorities may not be as effective as anticipated, may not result in cost savings to us and could disrupt our business.

In October 2023, we commenced a restructuring of our business to reprioritize our portfolio of development candidates, conserve financial resources and better align our workforce with current business needs. In June 2024, we announced the sale of the Lexington Facility and related manufacturing assets in conjunction with our broader efforts to reduce operating expenses and cash burn. In addition, in August 2024, we announced the outcome of our strategic review intended to conserve capital, streamline operations and ensure sufficient cash resources to advance multiple clinical-stage programs through potentially meaningful milestones. This restructuring, inclusive of the sale of our Lexington facility and associated employee transitions to Genezen, involves the elimination of approximately 65% of our global workforce, or approximately 300 roles across the Company, and is subject to the review by our Amsterdam-based works council, which is expected to be completed in the third quarter of 2024. We anticipate that the restructuring will be substantially complete in the fourth quarter of 2024. We may encounter challenges in the execution of these and future restructuring efforts, and these challenges could impact our financial results.

Although we believe that these actions will reduce operating costs, we cannot guarantee that these restructuring efforts will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations and the needs of our business. As a result of these restructuring efforts, we will likely incur additional costs in the near term, including cash expenditures for employee transitions, notice periods and severance payments, costs associated with employee benefit programs and related restructuring facilitation and transaction costs. Additional risks associated with the continuing impact of these restructuring efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire and retain new employees in the future), potential understaffing and potential failure or delays to meet development targets due to the loss of qualified employees or other operational challenges. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Ordinary Shares

The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through July 29, 2024 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $3.73. The closing price on July 29, 2024, was $7.80 per ordinary share.

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 26.9% of our issued shares (including such shares to be issued in relation to exercisable options to purchase ordinary shares) as of June 30, 2024. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Although we report as a U.S. domestic filer for SEC reporting purposes, we are organized and existing under the laws of the Netherlands. Some of the members of our board and senior management reside outside the U.S. In addition, a significant portion of our assets are located outside the U.S. As a result, it may not be possible for shareholders to effect service of process within the U.S. upon such persons or to enforce judgments against them or us in U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the U.S. In addition, it is not clear whether a Dutch court would impose civil liability on us or any of members of our Board of Directors in an original action based solely upon the federal securities laws of the U.S. brought in a court of competent jurisdiction in the Netherlands.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 23, 2024, we announced the closing of the sale of our Lexington Facility to Genezen, and on August 1, 2024, we announced an organizational restructuring. The restructuring and the Lexington Facility sale together were the outcome of a recently completed, comprehensive review of our operations with the goals of conserving capital and streamlining our organization. As part of these changes (including the Lexington Facility sale and related employee transfers to Genezen), we expect to eliminate approximately 300 positions or 65% of our workforce.

We estimate that we will incur costs in the range of $6.5 million to $7.5 million in connection with the restructuring, consisting primarily of cash expenditures related to employee severance costs. These costs are subject to assumptions, including local law requirements, and actual expenses may differ materially from the estimates disclosed above. The restructuring is subject to the review by our Amsterdam-based works council, which is expected to be completed in the third quarter of 2024. The Company expects the restructuring to be substantially completed by the end of 2024.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1*†	Asset Purchase Agreement, by and among uniQure Inc., uniQure biopharma B.V., Genezen Holdings Inc. and Genezen MA, Inc., dated as of June 29, 2024.

10.2*†	Consent and Amendment No. 2 to Loan and Security Agreement, dated June 28, 2024, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., the Company and Hercules Capital, Inc.

10.3*	Landlord Consent to Assignment and Assumption of Lease and Third Amendment to Lease, dated June 28, 2024, by and among Hartwell Innovation Campus, LLC, uniQure, Inc. and Genezen MA, Inc.

10.4*	Assignment and Assumption of Lease, dated July 22, 2024, by and between uniQure, Inc. and Genezen MA, Inc.

10.5*t	Termination Agreement, dated July 22, 2024, by and between uniQure biopharma B.V. and Pierre Caloz.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the Securities and Exchange Commission on August 1, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the Securities and Exchange Commission on August 1, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

±            Furnished herewith.

t Indicates a management contract or compensatory plan or arrangement.

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv). Such omitted information is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

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

Date: August 1, 2024