Form 10-Q
period 2024-09-30
uniQure N.V.
filed 2024-11-05
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 48,743,140 ordinary shares, par value €0.05, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$251,626	$241,360
Current investment securities	183,615	376,532
Accounts receivable	5,322	4,193
Inventories, net	—	12,024
Prepaid expenses	19,286	15,089
Other current assets and receivables	4,289	2,655
Total current assets	464,138	651,853
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $30.8 million as of September 30, 2024 and $55.7 million as of December 31, 2023	25,566	46,548
Other investments	28,260	2,179
Operating lease right-of-use assets	14,833	28,789
Intangible assets, net, including in-process research and development asset of $59.8 million as of September 30, 2024 and $59.1 million as of December 31, 2023	76,609	60,481
Goodwill	24,084	26,379
Deferred tax assets, net	10,863	12,276
Other non-current assets	1,453	3,184
Total non-current assets	181,668	179,836
Total assets	$645,806	$831,689
Current liabilities
Accounts payable	$5,441	$6,586
Accrued expenses and other current liabilities	32,301	30,534
Current portion of contingent consideration	29,233	28,211
Current portion of operating lease liabilities	4,298	8,344
Total current liabilities	71,273	73,675
Non-current liabilities
Long-term debt	51,113	101,749
Liability from royalty financing agreement	426,687	394,241
Operating lease liabilities, net of current portion	12,185	28,316
Contingent consideration, net of current portion	12,181	14,795
Deferred tax liability, net	7,627	7,543
Other non-current liabilities, net of current portion	8,919	3,700
Total non-current liabilities	518,712	550,344
Total liabilities	589,985	624,019
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of September 30, 2024 and December 31, 2023 and 48,738,874 and 47,833,830 ordinary shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,932	2,883
Additional paid-in-capital	1,166,291	1,148,749
Accumulated other comprehensive loss	(56,698)	(53,553)
Accumulated deficit	(1,056,704)	(890,409)
Total shareholders' equity	55,821	207,670
Total liabilities and shareholders' equity	$645,806	$831,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$2,111	$497	$5,182	$1,290
Contract manufacturing revenues	—	349	6,114	6,596
Collaboration revenues	176	561	10,602	1,268
Total revenues	2,287	1,407	21,898	9,154
Operating expenses:
Cost of license revenues	(264)	—	(648)	—
Cost of contract manufacturing revenues	(757)	(1,006)	(17,060)	(4,793)
Research and development expenses	(30,595)	(65,400)	(104,942)	(172,245)
Selling, general and administrative expenses	(11,575)	(18,074)	(41,279)	(57,103)
Total operating expenses	(43,191)	(84,480)	(163,929)	(234,141)
Other income	2,591	1,424	5,950	4,537
Other expense	(1,915)	(228)	(2,385)	(673)
Loss from operations	(40,228)	(81,877)	(138,466)	(221,123)
Interest income	4,866	7,495	17,179	12,393
Interest expense	(16,611)	(15,444)	(48,865)	(25,846)
Foreign currency gains / (losses), net	7,564	186	5,430	(1,809)
Loss before income tax (expense) / benefit	$(44,409)	$(89,640)	$(164,722)	$(236,385)
Income tax benefit / (expense)	31	69	(1,573)	1,113
Net loss	$(44,378)	$(89,571)	$(166,295)	$(235,272)
Other comprehensive loss:
Foreign currency translation loss, net	(415)	(6,118)	(3,252)	(267)
Defined benefit pension gain, net of taxes	37	—	107	—
Total comprehensive loss	$(44,756)	$(95,689)	$(169,440)	$(235,539)

Basic and diluted net loss per ordinary share	(0.91)	(1.88)	(3.42)	(4.94)
Weighted average shares used in computing basic and diluted net loss per ordinary share	48,718,533	47,770,101	48,576,339	47,619,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity

	(in thousands, except share and per share amounts)
Balance at June 30, 2023	47,702,331	$2,877	$1,130,515	$(52,440)	$(727,632)	$353,320
Loss for the period	—	—	—	—	(89,571)	(89,571)
Other comprehensive loss, net	—	—	—	(6,118)	—	(6,118)
Exercises of share options	400	—	2	—	—	2
Restricted share units distributed during the period	100,296	5	(5)	—	—	—
Share-based compensation expense	—	—	11,097	—	—	11,097
Issuance of ordinary shares relating to employee stock purchase plan	7,264	1	53	—	—	54
Balance at September 30, 2023	47,810,291	$2,883	$1,141,662	$(58,558)	$(817,203)	$268,784

Balance at June 30, 2024	48,694,569	$2,930	$1,162,823	$(56,320)	$(1,012,326)	$97,107
Loss for the period	—	—	—	—	(44,378)	(44,378)
Other comprehensive loss, net	—	—	—	(378)	—	(378)
Exercises of share options	3,900	—	32	—	—	32
Restricted share units distributed during the period	40,405	2	(2)	—	—	—
Share-based compensation expense	—	—	3,438	—	—	3,438
Balance at September 30, 2024	48,738,874	$2,932	$1,166,291	$(56,698)	$(1,056,704)	$55,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity
	(in thousands, except share and per share amounts)
Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(235,272)	(235,272)
Other comprehensive loss, net	—	—	—	(267)	—	(267)
Exercises of share options	12,882	1	122	—	—	123
Restricted and performance share units distributed during the period	817,107	43	(43)	—	—	—
Share-based compensation expense	—	—	28,052	—	—	28,052
Issuance of ordinary shares relating to employee stock purchase plan	12,270	1	138	—	—	139
Balance at September 30, 2023	47,810,291	$2,883	$1,141,662	$(58,558)	$(817,203)	$268,784

Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(166,295)	(166,295)
Other comprehensive loss, net	—	—	—	(3,145)	—	(3,145)
Exercises of share options	3,900	—	32	—	—	32
Restricted share units distributed during the period	890,994	48	(48)	—	—	—
Share-based compensation expense	—	—	17,509	—	—	17,509
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	49	—	—	50
Balance at September 30, 2024	48,738,874	$2,932	$1,166,291	$(56,698)	$(1,056,704)	$55,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2024	2023

	(in thousands)
Cash flows from operating activities
Net loss	$(166,295)	$(235,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,285	7,712
Amortization of discount on investment securities	(8,472)	(6,529)
Share-based compensation expense	17,509	28,052
Royalty financing agreement interest expense	37,671	14,940
Deferred tax expense / (income)	1,573	(1,113)
Changes in fair value of contingent consideration	(2,032)	15,441
Provision for inventory write-downs	6,297	—
Unrealized foreign exchange (gains) / losses, net	(5,726)	3,119
Other items, net	(2,460)	2,146
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(5,764)	96,551
Inventories	(3,876)	(8,730)
Accounts payable	(512)	(4,784)
Accrued expenses, other liabilities, and operating leases	(6,082)	(6,007)
Contingent consideration milestone payment	—	(1,914)
Net cash used in operating activities	(129,884)	(96,388)
Cash flows from investing activities
Proceeds on maturity of debt securities	480,806	106,307
Investment in debt securities	(279,586)	(366,439)
Divestment of commercial manufacturing facility	(8,300)	—
Purchases of property, plant, and equipment	(3,328)	(5,116)
Net cash generated from / (used in) investing activities	189,592	(265,248)
Cash flows from financing activities
Proceeds from royalty financing agreement	—	374,350
Payment of debt issuance costs	—	(4,288)
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	81	262
Repayment of long-term debt	(53,050)	—
Contingent consideration milestone payment	—	(7,649)
Net cash generated (used in) / generated from financing activities	(52,969)	362,675
Currency effect on cash, cash equivalents and restricted cash	1,796	424
Net increase in cash, cash equivalents and restricted cash	8,535	1,463
Cash, cash equivalents and restricted cash at beginning of period	244,544	231,173
Cash, cash equivalents and restricted cash at the end of period	$253,079	$232,636
Cash and cash equivalents	$251,626	$229,484
Restricted cash related to leasehold and other deposits	1,453	3,152
Total cash, cash equivalents and restricted cash	$253,079	$232,636
Supplemental cash flow disclosures:
Cash paid for interest	$(16,892)	$(12,996)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(673)	$(995)

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

2.2Unaudited interim financial information

The interim financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and changes in financial position for the period presented. There has been a reclassification of $2.2 million from Other non-current assets to Other investments within the comparative consolidated balance sheets at December 31, 2023 to improve the consistency and comparability of the consolidated financial statements.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024 except as described within Note 3 “Divestiture of commercial manufacturing activities” and Note 5 “CSL Behring collaboration.”

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in Note 2.3.27 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Divestiture of commercial manufacturing activities

Description of transaction

On June 29, 2024, affiliates of the Company agreed with Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”) to sell the Company’s commercial manufacturing activities located in Lexington, MA (the “Lexington Transaction”). The Lexington Transaction closed on July 22, 2024 (the “Closing”).

Genezen extended offers of employment to a significant majority of the Company’s employees located at the Lexington facility (the “Lexington Facility”), with the remaining employees terminated effective August 30, 2024.

uniQure Inc. and uniQure biopharma B.V., both wholly owned subsidiaries of the Company, entered into an Asset Purchase Agreement (“APA”) with Genezen on June 29, 2024. Pursuant to the APA, Genezen agreed to acquire the manufacturing equipment with a carrying value of $5.7 million and related manufacturing operations, inventory with a carrying value of $8.8 million and certain other assets with a carrying value of $12.3 million associated with the Lexington Facility on Closing.

As consideration, the Company received (i) shares of newly issued Series C preferred stock of Genezen Holdings Inc. which are convertible into Genezen common stock and will accrue an 8.0% per annum cumulative dividend, (ii) a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance and (iii) a right to purchase HEMGENIX® at terms considered favorable to market terms.

The Company recorded the Series C preferred stock in Genezen Holdings Inc. issued to the Company at Closing at its fair market value of $12.5 million. The Company subsequently measures these non-marketable equity securities at cost less any impairment, adjusted to fair value if there are observable price changes in orderly transactions for an identical or similar investment of the Genezen Holdings Inc., in accordance with topic ASC 321, Investments – Equity Securities. The value of the Series C preferred stock was $12.5 million as of September 30, 2024.

The convertible promissory note was recognized at its fair value of $13.3 million at Closing. The convertible promissory note is classified as not held for sale and subsequently measured at amortized cost, net of allowance for credit losses in accordance with topic ASC 310, Receivables as it did not meet the definition of a debt security under topic ASC 320, Investments – Debt Securities. The Company accrues interest income on its convertible promissory note using the effective interest method over the convertible promissory note’s contractual term. The convertible promissory note had a balance of $13.4 million and nil as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.1 million, respectively, of interest income. As of September 30, 2024, the Company has not recorded an allowance for credit losses related to the convertible promissory note.

uniQure Inc., Genezen and the landlord of the Lexington Facility entered into an agreement for uniQure to assign and Genezen to assume the existing lease agreement between uniQure and the landlord at Closing. The Company also amended its original July 2013 guarantee to continue guaranteeing rental payments owed by Genezen until the end of the current term on May 31, 2029. In the event of Genezen’s default related to rental payments owed to the landlord, uniQure is entitled to terminate the assignment agreement and step into the original lease agreement. On Closing, the Company de-recognized its right of use asset with a carrying amount of $11.8 million and related lease liability for the facility, of $17.9 million, which were classified as held-for-sale as at June 30, 2024. Following the Closing, $1.7 million of deposits were released and reclassified from restricted cash into cash.

At Closing, uniQure Inc. entered into a Commercial Supply Agreement (“CSA”) with Genezen. Pursuant to the terms of the CSA, the parties agreed to subcontract the manufacturing of HEMGENIX® to Genezen. The CSA includes a minimum term of three years and minimum purchase commitments of HEMGENIX® commercial supplies of $43.3 million over the first three years, unless certain contractual provisions are triggered. The CSA provides the Company with rights to purchase HEMGENIX® at terms considered favorable to arms-length market terms. In accordance with ASC 805 Business Combinations, the Company recorded an intangible asset valued at $16.7 million with respect to these favorable terms. The intangible asset will be amortized on a straight-line basis over a three-year term, commencing at Closing. Amortization expense of $1.2 million (presented within Other expense in the Consolidated Statement of Operations and Comprehensive Loss) was recorded during the three and nine-month periods ended September 30, 2024.

The Company’s obligations with respect to the supply of HEMGENIX® to CSL Behring pursuant to the Development and Commercial Supply Agreement between uniQure biopharma B.V. and CSL Behring Inc (the “DCSA”) remain in effect notwithstanding the subcontracting to Genezen. The Company expects to resell HEMGENIX® material purchased from Genezen via its minimum commitments to CSL Behring at a loss. In accordance with ASC 330 Inventory, the Company, at Closing, recognized a liability of $8.8 million related to the net losses expected from the purchase of these minimum commitments. The liability is accounted for as a reduction of the consideration received. The Company will subsequently adjust the liability for any changes to the losses expected to be incurred. Changes to the liability are recorded as Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2024, the Company classified $2.4 million of the liability as accrued expenses and other current liabilities and $5.5 million within Other non-current liabilities in the Consolidated Balance Sheets.

The Lexington Transaction was accounted for as a divestment of the Company’s commercial manufacturing activities. The net fair value of consideration received of $25.4 million, less costs associated with the sale of $3.3 million, exceeded the $20.9 million fair market value of the net assets transferred (including allocated goodwill) by $1.2 million. The excess over the fair market value was recognized as a net gain in Other income on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

At Closing, the Company paid a total of $8.3 million to Genezen and a third party related to adjustments of working capital and to obtain consent to proceed with the divestment.

Additionally, uniQure biopharma B.V. entered into a development and other manufacturing services agreement (“DMSA”) with Genezen at Closing. Pursuant to the DMSA, the Company is entitled to receive, as a preferred customer, manufacturing and development services to support the Company’s investigational gene therapy programs and other services related to HEMGENIX® (other than its manufacturing and supply obligations under the CSA). The DMSA has a minimum term of three years and requires the Company to purchase services for a total minimum of $14.0 million.

4	Restructuring

As part of the Lexington Transaction, the Company terminated certain employees that did not transfer to Genezen. The Company incurred $1.4 million of expenses related to termination benefits offered to these employees, which were recorded as Research and Development Expense and Selling, General and Administrative Expense during the nine-month period ended September 30, 2024.

On August 1, 2024, the Company announced an organizational restructuring (the “Restructuring”). As a result, the Company recorded $4.1 million of severance and other personnel-related expenses during the three-month period ended September 30, 2024.

A summary of the charges for the three and nine months ended September 30, 2024 by major activity type is as follows (nil in prior periods):

	Three months ended September 30,	Nine months ended September 30,
	2024	2024

Severance and other personnel costs	(in thousands)
Research and development	$3,378	$4,475
General and administrative	706	1,040
Total	$4,084	$5,515

In October 2023, the Company announced a reorganization and recorded a $1.0 million liability as of December 31, 2023 related to the termination of certain employees. A summary of the changes in the severance and other personnel liabilities related to the workforce reduction, which are included within Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets, are as follows:

Amount of liability
(in thousands)
Balance as of December 31, 2023	$1,027
Severance and other personnel costs	5,515
Cash payments during the period	(2,444)
Balance as of September 30, 2024	$4,098

5	CSL Behring collaboration

On June 24, 2020, uniQure biopharma B.V. entered into a commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”), pursuant to which CSL Behring received exclusive global rights to HEMGENIX®.

The transaction became fully effective on May 6, 2021.

License revenue

The Company recognized $2.1 million and $5.2 million of royalty revenue in the three and nine months ended September 30, 2024, respectively, compared to $0.5 million and $1.3 million of royalty revenue in the three and nine months ended September 30, 2023, respectively. Royalties on the sale of HEMGENIX® are recorded once earned and are presented as license revenue.

Manufacturing revenue

The Company recognized nil and $6.1 million of manufacturing revenue in the three and nine months ended September 30, 2024, respectively, compared to $0.3 million and $6.6 million of manufacturing revenue recorded in the three and nine months ended September 30, 2023, respectively. The Company recognized contract manufacturing revenue when ownership transferred to CSL Behring.

Following the Closing of the Lexington Transaction, title to HEMGENIX® supply directly passes from the contract manufacturer, Genezen, to CSL Behring. The Company does not control HEMGENIX® before it is transferred to CSL Behring. The Company arranges for HEMGENIX® to be provided by Genezen to CSL Behring. The Company determined that it is an agent in the sale of HEMGENIX® to CSL Behring.

In accordance with ASC 330 Inventory, at Closing, the Company recognized a liability of $8.8 million related to the expected net losses from the resale of HEMGENIX® to be purchased pursuant to its contractual minimum commitments. As a result of the Company being an agent, the Company recognizes corresponding costs related to the purchase of HEMGENIX® from Genezen net of income from the sales of HEMGENIX® to CSL Behring and income related to the release of liabilities associated with expected net losses in Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Collaboration revenue

The Company recognized $0.2 million and $10.6 million of collaboration revenue in the three and nine months ended September 30, 2024, respectively, compared to $0.6 million and $1.3 million of collaboration revenue in each of the three and nine months ended September 30, 2023. In accordance with the DCSA, certain development and other services rendered by the Company are reimbursed by CSL Behring.

Accounts receivable

As of September 30, 2024, the Company had accounts receivable of $5.0 million from CSL Behring related to collaboration services and royalty revenue.

As of December 31, 2023, the Company recorded accounts receivable of $4.0 million from CSL Behring related to collaboration services, contract manufacturing revenue and royalty revenue.

6	Investment securities

The following tables summarize the Company’s investments in sovereign debt as of September 30, 2024 and December 31, 2023:

	At September 30, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$183,615	$250	$—	$183,865
Total	$183,615	$250	$—	$183,865

	At December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$376,532	$139	$—	$376,671
Total	$376,532	$139	$—	$376,671

The Company invests in short-term U.S. and European government bonds with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost (September 30, 2024: $44.6 million, December 31, 2023: nil).

Inputs to the fair value of the investments are considered Level 2 inputs.

7	Inventories, net

The following table summarizes the inventories, net balances as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(in thousands)
Raw materials	$—	$7,157
Work in progress	—	4,109
Finished goods	—	758
Inventories	$—	$12,024

The Company recorded write downs to net realizable value of $0.5 million and $6.3 million in the three and nine months ended September 30, 2024, respectively, compared to nil in the same periods in 2023. The costs are recognized as Cost of Contract Manufacturing Revenues. At September 30, 2024, and December 31, 2023, the Company recorded an allowance for inventory of nil and $1.6 million, respectively. The Company sold its inventories as part of the divestment of its commercial manufacturing activities (refer to Note 3 “Divestiture of commercial manufacturing activities” and Note 4 “Restructuring”).

8	Fair value measurement

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2023
Assets:
Cash and cash equivalents	$241,360	$—	$—	$241,360	Cash and cash equivalents
Restricted cash	3,184	—	—	3,184	Other non-current assets
Total assets	$244,544	$—	$—	$244,544
Liabilities:
Contingent consideration	—	—	43,006	43,006	Contingent consideration
Consideration for post-acquisition services	—	—	457	457	Other non-current liabilities
Total liabilities	$—	$—	$43,463	$43,463
At September 30, 2024
Assets:
Cash and cash equivalents	$251,626	$—	$—	$251,626	Cash and cash equivalents
Restricted cash	1,453	—	—	1,453	Other non-current assets
Total assets	$253,079	$—	$—	$253,079
Liabilities:
Contingent consideration	—	—	41,414	41,414	Contingent consideration
Consideration for post-acquisition services	—	—	415	415	Other non-current liabilities
Total liabilities	$—	$—	$41,829	$41,829

Contingent consideration

The Company is required to pay up to EUR 178.8 million (or $199.6 million based on the foreign exchange rate on September 30, 2024) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of contractually defined milestones in connection with the Company’s July 2021 acquisition of uniQure France SAS.

The fair value of the contingent consideration as of September 30, 2024 was $41.4 million (December 31, 2023: $43.0 million) using discount rates of approximately 14.4% to 15.4% (December 31, 2023: 15.3% to 15.6%). The Company assumes the probability of achieving a EUR 30.0 million (or $33.5 million based on the foreign exchange rate on September 30, 2024) milestone payment following the dosing of the first patient in Phase I/II clinical trial of AMT-260 to be 100%.

If, as of September 30, 2024, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $68.5 million. If as of September 30, 2024 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of contingent consideration between December 31, 2023 and September 30, 2024:

Amount of
contingent
consideration
2024
(in thousands)
Balance at December 31, 2023	$43,006
Change in fair value (presented within research and development expenses)	(2,031)
Currency translation effects	439
Balance at September 30, 2024	$41,414

As of September 30, 2024, the Company classified $29.2 million (December 31, 2023: $28.2 million) of the total contingent consideration of $41.4 million (December 31, 2023: $43.0 million) as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 6 “Investment securities” for the fair value of the investment securities as of September 30, 2024 and December 31, 2023.

9	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2024	2023

	(in thousands)
Personnel related accruals and liabilities	$15,438	$16,263
Accruals for goods received from and services provided by vendors-not yet billed	12,350	12,834
Current portion of firm purchase commitment liability	2,428	-
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement	2,085	1,437
Total	$32,301	$30,534

10Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018, January 2021, December 2021 (the “2021 Restated Facility”), and on May 12, 2023 (the “2023 Amended Facility”) and July 22, 2024 (the “2024 Amended Facility”).

On July 19, 2024, in connection with the Closing of the Lexington Transaction and the amendment of the 2023 Amended Facility, the Company prepaid $50.0 million of the $100.0 million of principal outstanding as well as $3.1 million in end-of-term fees.

The 2023 Amended Facility extended the maturity date and interest-only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

The total principal outstanding as of September 30, 2024 under the 2024 Amended Facility was $50.0 million.

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

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) was $51.7 million as of September 30, 2024, compared to $102.9 million as of December 31, 2023, and is recorded net of discount and debt issuance costs. The foreign currency gain on the facility in the three months ended September 30, 2024 was $2.6 million and the foreign currency loss on the facility in the nine months ended September 30, 2024 was $0.4 million compared to a foreign currency loss of $3.0 million and $1.4 million, respectively, during the same periods in 2023.

Interest expense during the three and nine months ended September 30, 2024 was $3.7 million and $11.1 million, respectively, compared to $3.7 million and $10.9 million during the same periods in 2023.

Under the 2024 Amended Facility, the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2024 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $645.8 million, less $1.2 million of cash and cash equivalents and other current assets held by the Company, and $89.7 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2024 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of September 30, 2024, the Company was in material compliance with all covenants and provisions.

11Royalty Financing Agreement

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

The Company expects to satisfy its commitment to the Purchaser prior to the First Hard Cap Date. The Company will record the difference of $323.7 million between the total expected payments of $693.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the First Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% per annum to 13.5% per annum. Interest expense during the three and nine months ended September 30, 2024 was $12.8 and $37.7 million, respectively, compared to $11.8 million and $14.9 million, during the same period in 2023. The Company would have recorded between $37.4 million and $42.3 million of interest expense through the nine months ended September 30, 2024 ($12.9 million and $14.6 million, respectively, for the three months ended September 30, 2024) if it had used 12.0% or 13.5% instead. The Company will prospectively update the effective interest rate at each reporting date based on updated projections.

The liability was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between the December 31, 2023 and September 30, 2024:

Amount of liability
(in thousands)
Balance as of December 31, 2023 (includes $1.4 million presented as "Accrued expenses and other current liabilities)	$395,678
Royalty payments to Purchaser	(4,577)
Liability owed to the Purchaser (presented as "Accrued expense and other current liabilities")	(2,085)
Interest expense for the period	37,671
Liability related to the royalty financing agreement	$426,687

12Share-based compensation

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of manufacturing services revenue	$—	$315	$1,035	$477
Research and development	1,413	5,638	7,694	14,675
Selling, general and administrative	2,025	5,144	8,780	12,900
Total	$3,438	$11,097	$17,509	$28,052

Share-based compensation expense / (income) recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$2,003	$3,497	$7,576	$10,256
Restricted share units	1,615	5,293	10,199	15,311
Performance share units	(180)	2,299	(276)	2,461
Employee share purchase plan	—	8	10	24
Total	$3,438	$11,097	$17,509	$28,052

As of September 30, 2024, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$13,083	2.21
Restricted share units	15,113	1.67
Performance share units	20	0.04
Total	$28,216	1.92

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

The Company will account for the forfeitures of awards to employees impacted by the August 2024 restructuring as of the date employment with the Company ends, which is expected to occur between November 2024 and June 2025. The Company expects this to reduce the unrecognized share-based compensation expense by approximately $3.2 million.

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

The following tables summarize option activity under the 2014 Plans for the nine months ended September 30, 2024:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2023	4,974,030	23.25
Granted	1,093,080	$5.47
Forfeited	(285,065)	$16.05
Expired	(352,570)	$29.90
Exercised	(3,900)	$8.22
Outstanding at September 30, 2024	5,425,575	$19.63
Thereof, fully vested, and exercisable on September 30, 2024	3,233,831	$24.50
Thereof, outstanding and expected to vest after September 30, 2024	2,191,744	$12.43

Total weighted average grant date fair value of options issued during the period (in $ millions)	$3.5

As a result of the August 2024 restructuring, 67,755 options are expected to be forfeited between November 2024 and June 2025.

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Assumptions
Expected volatility	70%	70%	70%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	4.32%	3.71% - 4.00%	4.32%	3.71% - 4.10%
Expected dividend yield	0%	0%	0%	0%

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2024:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2023	2,264,369	$18.07
Granted	1,311,360	$5.49
Vested	(890,994)	$19.98
Forfeited	(703,206)	$12.49
Non-vested at September 30, 2024	1,981,529	$10.85

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$7.2

RSUs generally vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

As a result of the August 2024 restructuring, 229,113 RSUs are expected to be forfeited between November 2024 and June 2025.

PSUs

The following table summarizes the PSU activity for the nine months ended September 30, 2024:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2023	222,550	$28.09
Forfeited	(52,270)	$28.04
Non-vested at September 30, 2024	170,280	$27.88

The Company granted ordinary shares to certain employees in December 2021 and at various dates during the year ended December 31, 2022 that will be earned upon achievement of defined milestones. Earned ordinary shares will vest upon the later of a minimum service period of one year or three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, portions of the ordinary shares granted in December 2021 to executives and other members of senior management are subject to achieving a minimum total shareholder return relative to the NASDAQ Biotechnology Index. The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of September 30, 2024, three milestones had been achieved. Additionally, another milestone was achieved in October 2024.

ESPP

During the nine months ended September 30, 2024, 10,150 ordinary shares were issued under the ESPP compared to 12,270 during the same period in 2023. As of September 30, 2024, 86,712 ordinary shares remain available for issuance under the ESPP compared to a total of 103,790 as of September 30, 2023.

13	Income taxes

The Company recorded $0.0 million deferred tax benefit and $1.6 million deferred tax expense in relation to its operations in the U.S. during the three and nine months ended September 30, 2024, respectively. The Company recorded $0.1 million and $1.1 million deferred tax benefit in relation to its operations in the U.S. and France during the three and nine months ended September 30, 2023, respectively.

The effective income tax rate of (0.1%) and 1.0% during the three and nine months ended September 30, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands and a partial a valuation allowance against its net deferred tax assets in France. The effective income tax rate during the three and nine months ended September 30, 2023 was (0.1%) and (0.5%), respectively, as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands.

14Basic and diluted earnings per share

Diluted earnings per share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three and nine months ended September 30, 2024, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and nine months ended September 30, 2024. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of September 30, 2024 and September 30, 2023, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,425,575	5,411,599	5,425,575	5,411,599
Non-vested RSUs and PSUs	2,151,809	2,749,755	2,151,809	2,749,755
ESPP	—	2,857	—	2,857
Total anti-dilutive ordinary share equivalents	7,577,384	8,164,211	7,577,384	8,164,211

15Subsequent events

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, amyotrophic lateral sclerosis caused by mutations in superoxide dismutase 1 (“SOD1-ALS”), refractory mesial temporal lobe epilepsy (“mTLE”) and Fabry disease.

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

We are currently conducting a multi-center randomized, controlled Phase I/II clinical trial for AMT-130 in the U.S. (“US study”) as well as an open-label Phase Ib/II study in Europe with the same early-manifest criteria for Huntington’s disease as the U.S. study (“European study”). We completed the enrollment of all 26 patients in the first two cohorts of our US study in March 2022 and the enrollment of 13 patients in the two cohorts of our European study in June 2023.

In November 2023, we initiated patient dosing in a third cohort of up to 12 patients across both U.S. and U.K. sites to further investigate both doses of AMT-130 in combination with perioperative immunosuppression. Patient enrollment is ongoing in this cohort with a focus on evaluating near-term safety and tolerability.

In June 2024, we announced that the U.S. Food and Drug Administration (“FDA”) granted Regenerative Medicine Advanced Therapy (“RMAT”) designation for AMT-130 based on the potential of AMT-130 to address the major unmet medical need among patients with Huntington’s disease. The designation follows the FDA’s review of interim Phase I/II clinical data for AMT-130 announced in December 2023 and is based on an analysis comparing these 24-month clinical data to a non-concurrent criteria-matched natural history cohort.

In July 2024, we announced updated interim clinical data including up to 24 months of follow-up data from 29 treated patients enrolled in the ongoing U.S. and European Phase I/II clinical trials of AMT-130 for the treatment of Huntington’s disease.

In conjunction with the July 2024 update, we conducted a post-hoc statistical analysis of clinical outcomes for the 21 treated patients at 24 months compared to an expanded, propensity-weighted external control developed in collaboration with the Cure Huntington’s Disease Initiative (CHDI) using data from the TRACK-HD, TRACK-ON and PREDICT-HD natural history studies. The external control includes 154 patients that met the Phase I/II clinical trial eligibility criteria, and whose data contributions were statistically weighted using propensity scoring to closely match the baseline characteristics of patients treated with AMT-130. Disease-related outcomes for these well-balanced cohorts were then compared after 24 months follow-up and are summarized below. Measures of statistical significance in this analysis were based on nominal p values and are unadjusted.

●	A statistically significant, dose-dependent, slowing in disease progression measured by the composite Unified Huntington’s Disease Rating Scale (cUHDRS) was observed through 24 months in patients receiving the high dose of AMT-130.

o	At 24 months, the mean change in cUHDRS for patients receiving the high-dose of AMT-130 was -0.2 compared to -1.0 for patients in the propensity score-weighted external control, representing an 80% slowing of disease progression (p=0.007).

o	At 24 months, the mean change in cUDHRS for patients receiving the low-dose of AMT-130 was -0.7 compared to -1.0 for patients in the propensity score-weighted external control, representing a 30% slowing of disease progression (p=0.21).

o	cUHDRS has been demonstrated to be the most sensitive measurement of clinical progression in Huntington’s disease patients.

●	Trends in measurements of motor and cognitive function showed near-baseline stability throughout the 24 months of follow-up in patients receiving the high dose of AMT-130.

●	A statistically significant reduction of neurofilament light chain (NfL) in cerebrospinal fluid (CSF) was observed in patients treated with AMT-130.

o	Patients treated with AMT-130 had a mean reduction in CSF NfL of 11% compared to baseline (p=0.02) at 24 months.

o	Mean CSF NfL levels for both high and low doses were below baseline at 24 months.

o	CSF NfL is a biomarker of neurodegeneration that has been shown to be associated with the clinical severity of Huntington’s disease. An independent natural history study demonstrated a 26% increase in CSF NfL at 24 months in patients with early manifest Huntington’s disease (n=19).

Based on data observed as of the July 2024 interim update, AMT-130 remains generally well-tolerated, with a manageable safety profile at both doses. There were no new AMT-130-related serious adverse events reported.

Based on the granting of the RMAT designation, we have scheduled a Type B, multi-disciplinary meeting with the U.S. Food and Drug Administration (FDA) in late November 2024 at which we plan to present the most recent clinical data and initiate discussions regarding the potential for an expedited development pathway for AMT-130. We will also discuss with the FDA a future communication plan that is expected to include additional sub-disciplinary meetings to take place in the first half of 2025.

Sale of commercial manufacturing activities

On June 29, 2024, our affiliates, uniQure Inc. and uniQure biopharma B.V., entered into an asset purchase agreement (the “APA”) with Genezen Holdings Inc. and its subsidiary, Genezen MA, Inc. (together “Genezen”) to sell certain assets and assume certain liabilities related to uniQure’s manufacturing facility (the “Lexington Facility”) and operations in Lexington, Massachusetts (the “Lexington Transaction”). The Lexington Transaction closed on July 22, 2024 (the “Closing”). Our Chief Executive Officer, Matthew Kapusta, joined the board of directors of Genezen in connection with the Closing.

In conjunction with the Lexington Transaction, Genezen extended offers of employment to a significant majority of our employees located at the Lexington Facility, with the remaining employees terminated effective August 30, 2024.

As consideration for the Lexington Transaction, we received (i) shares of newly issued Series C preferred stock of Genezen Holdings Inc. valued at $12.5 million, which are convertible into common stock and will accrue an 8.0% per annum cumulative dividend, (ii) a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance and (iii) a right to purchase HEMGENIX® at terms considered favorable to market terms (the “Consideration”).

In connection with the Closing, we, Genezen and the landlord of the Lexington Facility entered into an agreement for us to assign and Genezen to assume the existing lease agreement between us and the landlord. We also amended our original July 2013 guarantee to continue guaranteeing rental payments owed by Genezen until the end of the current term on May 31, 2029. In the event of Genezen’s default related to rental payments owed to the landlord, we are entitled to terminate the assignment agreement and step into the original lease agreement.

At the Closing, we entered into a commercial supply agreement (“CSA”) with Genezen. Pursuant to the terms of the CSA, the parties agreed to subcontract the manufacturing of HEMGENIX® to Genezen. The CSA includes a minimum term of three years and minimum purchase commitments of HEMGENIX® commercial supplies of $43.3 million over the first three years, unless certain contractual provisions are triggered. Our obligations with respect to the supply of HEMGENIX® to CSL Behring remain in effect notwithstanding the subcontracting to Genezen.

We recorded a $1.2 million gain from the divestment. We paid a total of $8.3 million to Genezen and a third party related to adjustments of working capital and to obtain consent to proceed with the divestment.

Additionally, we entered into a development and other manufacturing services agreement (“DMSA”) with Genezen at Closing. Pursuant to the DMSA, we are entitled to preferred customer status to receive manufacturing and development services to support our investigational gene therapy programs and other services related to HEMGENIX® (other than our manufacturing and supply obligations under the CSA). The DMSA has a minimum term of three years and requires us to purchase services for a total minimum of $14.0 million.

Hercules Loan Repayment and Amendment

In connection with the Closing on July 22, 2024, we and Hercules amended the 2023 Amended Facility (“2024 Amended Facility”). As a condition to Hercule’s consent to the Lexington Transaction, on July 19, 2024 we prepaid $50.0 million of the total $100.0 million principal outstanding. The remaining $50.0 million principal outstanding will need to be repaid on January 5, 2027 (the “Maturity Date”).

Results of the business review

On July 23, 2024, we announced the Closing and on August 1, 2024, we announced an organizational restructuring (the “Restructuring”).  These actions were the outcome of a recently completed, comprehensive review of our operations with the goals of conserving capital and streamlining the organization. As part of these changes, we eliminated approximately 300 positions or 65% of our workforce. We estimate that we will incur costs in the range of $6.5 million to $7.5 million related to employee severance costs depending on whether or not employees continue to provide services through the residual service periods. The Restructuring was subject to the review by our Amsterdam-based works council, which was completed in the third quarter of 2024. We expect the Restructuring to be substantially completed by the end of 2024 with some employees continuing through second quarter 2025.

Recent Developments of other Product Candidates

Temporal lobe epilepsy program (AMT-260)

In August 2023, the FDA cleared the IND application for AMT-260, our investigational gene therapy candidate for refractory MTLE. AMT-260 is comprised of an AAV9 vector that locally delivers two engineered miRNAs designed to degrade the GRIK2 gene and suppress the aberrant expression of glutamate receptor subtype GLUK2 that is believed to trigger seizures in patients with refractory MTLE.

We are initiating a Phase I/IIa clinical trial that will be conducted in the United States and consist of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and first signs for efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept (“POC”) data. The first patient has been enrolled into the observational phase of the Phase I/II clinical trial of AMT-260 for the treatment of mTLE. The FDA-approved study protocol provides that the first three patients to be enrolled in the study are required to have MRI-confirmed unilateral, hippocampal sclerosis. Due to the more restrictive inclusion criteria for these sentinel patients, enrollment has taken longer than expected. We are rapidly activating recruitment sites with 10 centers currently open and an additional two sites expected to be activated by the end of 2024.

Fabry disease program (AMT-191)

AMT-191 is our investigational gene therapy candidate for the treatment of Fabry disease. AMT-191 is comprised of an AAV5 capsid that incorporates the α-galactosidase A (“GLA”) transgene and a proprietary, highly potent, liver-specific promoter. In November 2023 we announced that the FDA had cleared the IND application for AMT-191.

In August 2024, we announced that the first patient has been dosed in a Phase I/IIa clinical trial of AMT-191 for the treatment of Fabry disease. The multicenter, open-label clinical trial consists of two dose-escalating cohorts of up to six adult male patients each to assess safety, tolerability, and early signs of efficacy of AMT-191 in patients with Fabry disease.

In September 2024, we announced the FDA has granted Orphan Drug Designation to AMT-191 and in October 2024, the FDA granted Fast Track Designation to AMT-191.

Amyotrophic Lateral Sclerosis (AMT-162)

AMT-162 is our investigational gene therapy candidate for a one-time, intrathecally administered investigational gene therapy for SOD1-ALS. AMT-162 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations. The FDA has cleared the IND application for AMT-162 and has granted Orphan Drug and Fast Track Designation.

In October 2024, we announced the first patient has been dosed in a Phase I/IIa clinical trial of AMT-162 for the treatment of SOD1-ALS. The first-in-human Phase I/II clinical trial is a U.S.-based, multi-center, open-label trial consisting of three cohorts with up to four patients each receiving a one-time intrathecal infusion with immunosuppression. Safety, tolerability and early signs of efficacy will be evaluated in the study.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total revenues	$2,287	$1,407	$21,898	$9,154
Cost of license revenues	(264)	—	(648)	—
Cost of contract manufacturing revenues	(757)	(1,006)	(17,060)	(4,793)
Research and development expenses	(30,595)	(65,400)	(104,942)	(172,245)
Selling, general and administrative expenses	(11,575)	(18,074)	(41,279)	(57,103)
Net loss	(44,378)	(89,571)	(166,295)	(235,272)

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents and investment securities of $435.2 million and $617.9 million, respectively. We had a net loss of $44.4 million and $166.3 million in the three and nine months ended September 30, 2024, respectively, compared to a net loss of $89.6 million and $235.3 million for the same periods in 2023. As of September 30, 2024 and December 31, 2023, we had accumulated deficits of $1,056.7 million and $890.4 million, respectively.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the nine months ended September 30, 2024 with the exception of determining the valuation of the intangible asset with favorable terms recorded as part of the Lexington Transaction.

Intangible asset

We entered into the APA with Genezen on June 29, 2024 to divest our commercial manufacturing activities in return for the Consideration. The Lexington Transaction closed on July 22, 2024. Part of the Consideration received was a right, with an estimated fair market value of $16.7 million, to purchase HEMGENIX® from Genezen up to the termination of our supply agreement with CSL Behring at terms considered favorable to market terms. The determination of the fair market value required us to estimate the current and future commercial supply prices of HEMGENIX® to compare these to the contractually agreed terms. Prices for the commercial supply of HEMGENIX® are not readily observable in the market. Therefore, our estimate of the commercial supply price was based on what a market participant would be willing to pay in a comparable transaction, using industry benchmarks and relevant market data as reference points.

If the estimated commercial supply price used in the valuation had increased by 5% per drug product batch, then the fair market value of the intangible asset and the consideration received as well as the gain recorded on the divestment would have been increased by $3.0 million. If the estimated commercial supply price used in the valuation had been decreased by 5% per drug product batch, then the fair market value of the intangible asset and the consideration received on the divestment would have been decreased by $2.9 million. This would have resulted in a loss on divestment of $1.7 million instead of the $1.2 million gain presented.

Cost of contract manufacturing

We entered into a development and commercial supply agreement with CSL Behring in June 2020. Prior to Closing, we recognized the cost to manufacture HEMGENIX® under such agreement as cost of contract manufacturing.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and
●	changes in the fair value of liabilities recorded in relation to our acquisition of uniQure France SAS.

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

Other items, net

Our other income primarily consists of the net gain resulting from the sale of the commercial manufacturing activities located in Lexington, MA in July 2024, payments received to subsidize our research and development efforts, and income from the subleasing of our Amsterdam facility and our Lexington, MA research and development facility which, commenced in September 2024.

Our other expense primarily consists of costs incurred under our commercial supply agreement with Genezen. These include costs related to the purchase of HEMGENIX® from Genezen net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA. Additionally, other expense also consists of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table presents a comparison of our results of operations for the three months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024	2023	2024 vs 2023

	(in thousands)
Total revenues	$2,287	$1,407	$880
Operating expenses:
Cost of license revenues	(264)	—	(264)
Cost of contract manufacturing	(757)	(1,006)	249
Research and development expenses	(30,595)	(65,400)	34,805
Selling, general and administrative expenses	(11,575)	(18,074)	6,499
Total operating expenses	(43,191)	(84,480)	41,289
Other income	2,591	1,424	1,167
Other expense	(1,915)	(228)	(1,687)
Loss from operations	(40,228)	(81,877)	41,649
Other non-operating items, net	(4,181)	(7,763)	3,582
Net loss before income tax expense	$(44,409)	$(89,640)	$45,231
Income tax benefit	31	69	(38)
Net loss	$(44,378)	$(89,571)	$45,193

Revenues

Our revenues for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,
	2024	2023	2024 vs 2023

	(in thousands)
License revenues	$2,111	$497	$1,614
Contract manufacturing revenues	—	349	(349)
Collaboration revenues	176	561	(385)
Total revenues	$2,287	$1,407	$880

License revenues

We recognize license revenues from CSL Behring, related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended September 30, 2024, we recognized $2.1 million of license revenues, compared to $0.5 million for the same period in 2023.

Contract manufacturing revenues

We recognized contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring prior to the Closing of the Lexington Transaction. Contract manufacturing revenues were realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized nil contract manufacturing revenues in the three months ended September 30, 2024, compared to $0.3 million for the same period in 2023.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied.

For the three months ended September 30, 2024 and 2023 we recognized $0.2 million and $0.6 million of collaboration revenue for CSL Behring, respectively.

Cost of contract manufacturing

We incurred $0.8 million of cost of contract manufacturing related to the manufacture of HEMGENIX® prior to the Closing of the Lexington Transaction in the three months ended September 30, 2024, compared to $1.0 million cost of contract manufacturing in the three months ended September 30, 2023.

R&D expenses

R&D expenses for the three months ended September 30, 2024 were $30.6 million, compared to $65.4 million for the same period in 2023. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended September 30,
	2024	2023	2024 vs 2023
	(in thousands)
Huntington's disease (AMT-130)	$4,470	$3,116	$1,354
Temporal lobe epilepsy (AMT-260)	1,606	4,662	(3,056)
Programs in preclinical development and platform related expenses	965	3,104	(2,139)
Amyotrophic lateral sclerosis (AMT-162)	910	2,420	(1,510)
Fabry disease (AMT-191)	792	358	434
Total direct research and development expenses	$8,743	$13,660	$(4,917)

Employee and contractor-related expenses	9,967	19,431	(9,464)
Facility expenses	3,839	6,652	(2,813)
Severance costs	3,378	—	3,378
Share-based compensation expense	1,413	5,638	(4,225)
Disposables	1,013	4,694	(3,681)
Fair value changes related to contingent consideration	(410)	14,229	(14,639)
Other expenses	2,652	1,096	1,556
Total other research and development expenses	$21,852	$51,740	$(29,888)

Total research and development expenses	$30,595	$65,400	$(34,805)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the three months ended September 30, 2024 and September 30, 2023, we incurred costs of $4.5 million and $3.1 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe. We completed enrollment of the first two cohorts in the U.S. in March 2022 and in Europe in June 2023.

Temporal lobe epilepsy (AMT-260)

In the three months ended September 30, 2024 and September 30, 2023, we incurred costs of $1.6 million and $4.7 million respectively, for the development of AMT-260. In August 2023, the FDA cleared our IND application, and we continue to incur costs for the preparation of a Phase I clinical trial.

Preclinical programs and platform development

In the three months ended September 30, 2024 and September 30, 2023, we incurred $1.0 million and $3.1 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the three months ended September 30, 2024 and September 30, 2023, we incurred costs of $0.9 million and $2.4 million, respectively, to initiate a Phase I/II clinical trial.

Fabry disease (AMT-191)

In the three months ended September 30, 2024 and September 30, 2023, we incurred costs of $0.8 million and $0.4 million, respectively, related to our development of AMT-191. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for the Phase I/II clinical trial preparation.

Other research & development expenses

●	We incurred $10.0 million in personnel and contractor-related expenses in the three months ended September 30, 2024, compared to $19.4 million for the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities as well as a reduction in expense from the restructuring that occurred in October 2023;
●	We incurred $3.8 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the three months ended September 30, 2024, compared to $6.7 million in the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities as well as the subleasing of our 20 Maguire facility;
●	We incurred $2.7 million of other expenses for the three months ended September 30, 2024, compared to $1.1 million for the same period in 2023;
●	We incurred $1.4 million in share-based compensation expenses in the three months ended September 30, 2024, compared to $5.6 million for the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities, a reduction in expense from the restructuring that occurred in October 2023 and a decrease in the fair value of the awards granted;
●	We incurred $1.0 million in disposable costs in the three months ended September 30, 2024, compared to $4.7 million for the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities as well as a reduction in expense from the restructuring that occurred in October 2023;
●	We included $3.4 million of severance costs related to the divestment of our commercial manufacturing activities and the organizational restructuring in the three months ended September 30, 2024 with no such cost in the same period in 2023; and
●	We recognized a $0.4 million gain in the three months ended September 30, 2024 related to a decrease in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to a loss of $14.2 million related to the increase in fair value for the same period in 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were $11.6 million, compared to $18.1 million for the same period in 2023.

●	We incurred $5.5 million in personnel and contractor-related expenses in the three months ended September 30, 2024, compared to $6.4 million in the same period in 2023;
●	We incurred $2.0 million in share-based compensation expenses in the three months ended September 30, 2024, compared to $5.1 million in the same period in 2023. The decrease was primarily related to the divestment of our Lexington Facility, a reduction in expense from the restructuring that occurred in October 2023 and a decrease in the fair value of the awards granted;
●	We incurred $1.5 million in professional fees in the three months ended September 30, 2024, compared to $2.8 million in the same period in 2023. We regularly incur accounting, audit and legal fees associated with operating as a public company;
●	We incurred $0.9 million in other expenses in the three months ended September 30, 2024, compared to $2.8 million in the same period in 2023; and
●	We incurred $0.7 million of severance costs related to the organizational restructuring in the three months ended September 30, 2024 with no such cost in the same period in 2023.

Other items, net

We recognized $1.2 million net gain resulting from the sale of the commercial manufacturing activities located in Lexington, MA in July 2024 in other income.

We recognized $1.5 million net in other expenses during the three months ended September 30, 2024 (nil in three months ended September 30, 2023) related to the purchase of HEMGENIX® from Genezen net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

We recognized $1.1 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the three months ended September 30, 2024, compared to $1.4 million for the same period in 2023.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and Lexington research and development facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,
	2024	2023	2024 vs 2023

	(in thousands)
Interest income	$4,866	$7,495	$(2,629)
Interest expense	(16,611)	(15,444)	(1,167)
Foreign currency gains, net	7,564	186	7,378
Total non-operating expense, net	$(4,181)	$(7,763)	$3,582

We recognize interest income associated with our cash and cash equivalents, investment securities and convertible promissory note. We recognized $4.9 million in interest income in the three months ended September 30, 2024, compared to $7.5 million in the same period in the prior year. Our interest income decreased by $2.6 million due to less interest income earned on investment securities during the three months ended September 30, 2024.

We recognized $16.6 million in interest expense for the three months ended September 30, 2024 and $15.4 million for the three months ended September 30, 2023. Our interest expense in 2024 increased due to an increase of $1.0 million in non-cash interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $7.6 million during the three months ended September 30, 2024, compared to a net gain of $0.2 million during the same period in 2023.

Income tax benefit

We recognized $0.0 million of deferred tax benefit in the three months ended September 30, 2024, and $0.1 million of deferred tax benefit for the same period in 2023.

Comparison of the nine months ended September 30, 2024 and 2023

The following table presents a comparison of our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	2024 vs 2023
	(in thousands)
Total revenues	$21,898	$9,154	$12,744
Operating expenses:
Cost of license revenues	(648)	—	(648)
Cost of contract manufacturing	(17,060)	(4,793)	(12,267)
Research and development expenses	(104,942)	(172,245)	67,303
Selling, general and administrative expenses	(41,279)	(57,103)	15,824
Total operating expenses	(163,929)	(234,141)	70,212
Other income	5,950	4,537	1,413
Other expense	(2,385)	(673)	(1,712)
Loss from operations	(138,466)	(221,123)	82,657
Non-operating expense, net	(26,256)	(15,262)	(10,994)
Loss before income tax benefit	$(164,722)	$(236,385)	71,663
Income tax (expense) / benefit	(1,573)	1,113	(2,686)
Net loss	$(166,295)	$(235,272)	$68,977

Revenue

Our revenue for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine months ended September 30,
	2024	2023	2024 vs 2023
	(in thousands)
License revenues	$5,182	$1,290	$3,892
Contract manufacturing revenues	6,114	6,596	(482)
Collaboration revenues	10,602	1,268	9,334
Total revenues	$21,898	$9,154	$12,744

License revenues

We recognize license revenues from CSL Behring, related to royalty payments owed on HEMGENIX® sales, when earned. For the nine months ended September 30, 2024, we recognized $5.2 million of license revenues, compared to $1.3 million for the same period in 2023.

Contract manufacturing revenues

We recognized contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring prior to the Closing of the Lexington Transaction. Contract manufacturing revenues were realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized $6.1 million contract manufacturing revenues in the nine months ended September 30, 2024, compared to $6.6 million for the same period in 2023.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied.

For the nine months ended September 30, 2024 and 2023 we recognized $10.6 million and $1.3 million of collaboration revenue for CSL Behring, respectively. The increase in collaboration revenue of $9.3 million in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily related to additional development and other services provided to CSL Behring in relation to the CSL Behring Agreement.

Cost of contract manufacturing

We incurred $17.1 million of cost of contract manufacturing related to the manufacture of HEMGENIX® prior to the Closing of the Lexington Transaction in the nine months ended September 30, 2024, compared to $4.8 million cost of contract manufacturing in the nine months ended September 30, 2023. The increase in cost of $12.3 million in 2024 is primarily related to expensing costs that could not be recovered from selling HEMGENIX® under the terms of our development and commercial supply agreement with CSL Behring.

R&D expense

R&D expenses for the nine months ended September 30, 2024 were $104.9 million, compared to $172.2 million for the same period in 2023. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2024	2023	2024 vs 2023

	(in thousands)
Huntington's disease (AMT-130)	9,790	11,093	(1,303)
Temporal lobe epilepsy (AMT-260)	5,858	11,970	(6,112)
Amyotrophic lateral sclerosis (AMT-162)	$4,539	$13,048	$(8,509)
Fabry disease (AMT-191)	3,617	1,846	1,771
Programs in preclinical development and platform related expenses	2,312	7,246	(4,934)
Etranacogene dezaparvovec (AMT-060/061)	—	(1,336)	1,336
Total direct research and development expenses	$26,116	$43,867	$(17,751)

Employee and contractor-related expenses	39,926	55,894	(15,968)
Facility expenses	16,910	21,114	(4,204)
Share-based compensation expense	7,694	14,675	(6,981)
Other expenses	7,499	6,779	720
Severance costs	4,475	—	4,475
Disposables	4,354	14,475	(10,121)
Fair value changes related to contingent consideration	(2,032)	15,441	(17,473)
Total other research and development expenses	$78,826	$128,378	$(49,552)

Total research and development expenses	$104,942	$172,245	$(67,303)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the nine months ended September 30, 2024 and September 30, 2023, we incurred costs of $9.8 million and $11.1 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our Phase I/II clinical trials in the U.S. and in Europe. We completed enrollment of the first two cohorts in the U.S. in March 2022 and in Europe in June 2023. This resulted in a $1.3 million reduction of cost in 2024 compared to the prior year as we typically incur higher costs per patient during the first six months of enrollment compared to the follow-up period thereafter.

Temporal lobe epilepsy (AMT-260)

In the nine months ended September 30, 2024 and September 30, 2023, we incurred costs of $5.9 million and $12.0 million respectively, for the development of AMT-260. In August 2023, the FDA cleared our IND application, and we continue to incur costs for the preparation of a Phase I clinical trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

On January 31, 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the nine months ended September 30, 2024, we incurred $4.5 million of costs to initiate a Phase I/II clinical trial in 2024. In the nine months ended September 30, 2023 we incurred $3.1 million of costs to initiate the Phase I/II clinical trial as well as $10.0 million related to the upfront consideration paid to Apic Bio for the global licensing rights to AMT-162.

Fabry disease (AMT-191)

In the nine months ended September 30, 2024 and September 30, 2023, we incurred costs of $3.6 million and $1.8 million, respectively, related to our development of AMT-191. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for the Phase I/II clinical trial preparation.

Preclinical programs & platform development

In the nine months ended September 30, 2024 and September 30, 2023, 2023, we incurred $2.3 million and $7.2 million of costs, respectively, primarily related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Etranacogene dezaparvovec (AMT-060/061)

We transitioned activities related to the clinical trial and long-term follow-up of patients to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the nine months ended September 30, 2024 and September 30, 2023 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Other research & development expenses

●	We incurred $39.9 million in personnel and contractor-related expenses in the nine months ended September 30, 2024, compared to $55.9 million for the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities as well as a reduction in expense from the restructuring that occurred in October 2023;
●	We incurred $16.9 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the nine months ended September 30, 2024, compared to $21.1 million in the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities;
●	We incurred $7.7 million in share-based compensation expenses in the nine months ended September 30, 2024, compared to $14.7 million for the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities, a reduction in expense from the restructuring that occurred in October 2023 and a decrease in the fair value of the awards granted;
●	We incurred $7.5 million of other expenses for the nine months ended September 30, 2024, compared to $6.8 million for the same period in 2023;
●	We incurred $4.5 million of severance costs related to the divestment of our commercial manufacturing activities and the organizational restructuring in the nine months ended September 30, 2024 with no such cost in the same period in 2023;
●	We incurred $4.4 million in disposable costs in the nine months ended September 30, 2024, compared to $14.5 million for the same period in 2023. The decrease was primarily related to the divestment of our commercial manufacturing activities as well as a reduction in expense from the restructuring that occurred in October 2023; and
●	We recognized a $2.0 million gain in the nine months ended September 30, 2024 related to a decrease in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $15.4 million loss related to an increase in fair value for the same period in 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $41.3 million, compared to $57.1 million for the same period in 2023.

●	We incurred $17.4 million in personnel and contractor-related expenses in the nine months ended September 30, 2024, compared to $18.8 million in the same period in 2023. The decrease was primarily related to the reduction in personnel and contractors as a result of the Lexington Transaction and the October 2023 and August 2024 reorganizations;
●	We incurred $8.8 million in share-based compensation expenses in the nine months ended September 30, 2024, compared to $12.9 million in the same period in 2023. The decrease was primarily related to the Lexington Transaction, the October 2023 and August 2024 organizational restructurings, and a decrease in the fair value of the awards granted;
●	We incurred $5.7 million in professional fees in the nine months ended September 30, 2024, compared to $8.5 million in the same period in 2023. We regularly incur accounting, audit and legal fees associated with operating as a public company. In 2024, we incurred professional fees related to the Lexington Transaction. There was a partial offset as in the prior period we incurred professional fees related to our global licensing agreement with Apic Bio;
●	We incurred $5.7 million in other expenses in the nine months ended September 30, 2024, compared to $9.0 million in the same period in 2023. The $3.3 million decrease was primarily related to a reduction of expenses for information technology;
●	We incurred $1.4 million in intellectual property fees including registration and professional fees in the nine months ended September 30, 2024 compared to $3.3 million in the same period in 2023. The decrease mainly related to an decrease in professional fees;
●	We incurred $1.0 million of severance costs related to the Lexington Transaction and August 2024 organizational restructuring in the nine months ended September 30, 2024 with no such cost in the same period in 2023; and
●	We incurred nil in financial advisory fees in relation to our licensing transaction with CSL Behring in the nine months ended September 30, 2024, compared to $3.8 million in 2023.

Other items, net

We recognized $1.2 million net gain resulting from the sale of the commercial manufacturing activities located in Lexington, MA in July 2024.

We recognized $1.5 million in net other expenses during the nine months ended September 30, 2024 (nil in same period in 2023) related to the purchase of HEMGENIX® from Genezen net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

We recognized $4.0 million in other income from payments received from European authorities to subsidize our research and development efforts in the Netherlands in the nine months ended September 30, 2024, compared to $3.9 million for the same period in 2023.

Other items, net for the periods presented primarily related to income from the subleasing of our Amsterdam facility and Lexington research and development facility and expenses we incur in relation to the subleasing facility.

Other non-operating items, net

Our other non-operating items, net, for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
	2024	2023	2024 vs 2023
	(in thousands)
Interest income	$17,179	$12,393	$4,786
Interest expense	(48,865)	(25,846)	(23,019)
Foreign currency gains / (losses), net	5,430	(1,809)	7,239
Total non-operating expense, net	$(26,256)	$(15,262)	$(10,994)

We recognize interest income associated with our cash and cash equivalents, investment securities and convertible note. We recognized $17.2 million in interest income in the nine months ended September 30, 2024, compared to $12.4 million in the same period in the prior year. Our interest income increased by $4.8 million due to the interest income earned on investment securities as well as cash on hand during the nine months ended September 30, 2024.

We recognized $48.9 million in interest expense for the nine months ended September 30, 2024 and $25.8 million for the nine months ended September 30, 2023. Our interest expense in 2024 mainly increased due to an increase of $22.7 million in non-cash interest expense related to the Royalty Financing Agreement that we entered into in May 2023.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $5.4 million during the nine months ended September 30, 2024, compared to a net loss of $1.8 million during the same period in 2023.

Income tax benefit

We recognized $1.6 million of deferred tax expense in the nine months ended September 30, 2024, and $1.1 million of deferred tax benefit for the same period in 2023.

Financial Position, Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents, restricted cash and investment securities of $436.7 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents and investment securities will fund our operations through the end of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding if we decide to advance AMT-130 for our Huntington’s disease gene therapy program or any of our other product candidates into late-stage clinical development. Our material cash requirements include the following contractual and other obligations:

Debt

As of September 30, 2024, we had an outstanding loan amount owed to Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of $50.0 million. On July 19, 2024, in connection with the closing of the Lexington Transaction, we repaid $50.0 million of the $100.0 million of principal outstanding as well as $3.1 million in end-of-term fees. Future interest payments and financing fees associated with the loan total $18.2 million, with $6.5 million payable within 12 months. We are contractually required to repay the $50.0 million in full in January 2027.

Leases

We entered into lease arrangements for facilities, including corporate, manufacturing and office space. As of September 30, 2024, we had fixed lease payment obligations of $25.3 million, with $4.3 million payable within 12 months. Following the closing of the Lexington Transaction on July 22, 2024 we assigned our lease for the Lexington Facility to Genezen. This reduced our fixed lease payment obligations by $21.8 million, including $4.4 million payable within 12 months. We continue to guarantee such payments until the end of the lease term in May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In relation to our acquisition of uniQure France SAS in 2021, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In September 2023, we made a payment of EUR 10.0 million ($10.6 million) to the former shareholders of uniQure France SAS following the FDA’s clearance of the IND application for AMT-260. As of September 30, 2024, our remaining commitment amounts include a EUR 30.0 million ($33.5 million) milestone payment due upon treating the first patient in a Phase I/II clinical trial for AMT-260 and EUR 160.0 million ($178.6 million) in potential milestone payments associated with Phase III development and the approvals of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestones will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of September 30, 2024, of $1.12/€1.00. As of September 30, 2024, we expect these obligations will become payable between 2024 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

Commitments related to the CSA and DMSA with Genezen

Our CSA with Genezen requires us to take or pay contract manufacturing services for HEMGENIX® during a three-year period ending July 22, 2027. As of September 30, 2024, our remaining minimum purchase commitments to Genezen amount to $39.9 million, with $14.7 million to be paid within the next 12 months. CSL Behring’s minimum purchase commitments to us over the next 12 months are $11.9 million.

Our DMSA with Genezen requires us to take or pay contract development services during a three-year period ending July 22, 2027. As of September 30, 2024 our remaining minimum purchase commitments amount to $13.3 million with $3.5 million to be paid within the next 12 months.

The table below summarizes our consolidated cash flow data for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$244,544	$231,173
Net cash used in operating activities	(129,884)	(96,388)
Net cash generated from / (used in) investing activities	189,592	(265,248)
Net cash (used in) / generated from financing activities	(52,969)	362,675
Foreign exchange impact	1,796	424
Cash, cash equivalents and restricted cash at the end of period	$253,079	$232,636

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $44.4 million and $166.3 million in the three and nine months ended September 30, 2024, respectively, compared to a net loss of $89.6 million and $235.3 million during the same periods in 2023. As of September 30, 2024, we had an accumulated deficit of $1,056.7 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners as well as from selling a portion of royalties due from our collaboration partner CSL Behring. We collected $100.0 million in July 2023 related to the first sale milestone of HEMGENIX® in the U.S., and are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from royalty financing) on net sales of HEMGENIX®.

On May 12, 2023 we and Hercules amended the 2021 Restated Facility. The 2023 Amended Facility extended the maturity date and interest-only period from December 1, 2025 to January 5, 2027. In connection with the closing of the Lexington Transaction on July 22, 2024 we amended the 2023 Amended Facility and repaid $50.0 million of the principal. We are required to repay the remaining principal balance of $50.0 million on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Under the 2024 Amended Facility, we owe a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the maturity date.

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

To the extent we need to finance our cash needs through equity offerings or debt financings, such financing may be subject to unfavorable terms, including, without limitation, the negotiation and execution of definitive documentation, as well as credit and debt market conditions, and we may not be able to obtain such financing on terms acceptable to us or at all. If financing is not available when needed, including through debt or equity financing, or is available only on unfavorable terms, we may be unable to meet our cash needs. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Net cash used in operating activities

Net cash used in operating activities was $129.9 million for the nine months ended September 30, 2024 and consisted of net loss of $166.3 million adjusted for non-cash items, including depreciation and amortization expense of $8.3 million, amortization of the discount on investment securities of $8.5 million, share-based compensation expense of $17.5 million, $37.7 million of interest expense related to the Royalty Financing Agreement, a change in deferred taxes of $1.6 million, changes in the fair value of contingent consideration of $2.0 million, a provision for inventory write-downs of $6.3 million and unrealized foreign exchange gains of $5.7 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $16.2 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $5.8 million. There was an increase in inventory balances of $3.9 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $6.6 million.

Net cash used in operating activities was $96.4 million for the nine months ended September 30, 2023 and consisted of net loss of $235.3 million adjusted for non-cash items, including depreciation and amortization expense of $7.7 million, amortization of the premium/discount on investment securities of $6.5 million, share-based compensation expense of $28.1 million, changes in the fair value of contingent consideration of $15.4 million, unrealized foreign exchange losses of $3.1 million, $14.9 million of interest expense related to the Royalty Financing Agreement and a change in deferred taxes of $1.1 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $77.0 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $96.6 million, primarily related to the collection of the $100.0 million milestone due from CSL Behring in July 2023. There was an increase in inventory balances of $8.7 million.

There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $10.8 million, primarily related to a decrease of $4.8 million in accounts payable and a decrease of $6.0 million related to various accruals. Net cash used in operating activities also includes a payment for a contingent consideration milestone of $1.9 million.

Net cash generated from / (used in) investing activities

In the nine months ended September 30, 2024, we generated $189.6 million in our investing activities compared to using $265.2 million for the same period in 2023.

	Nine months ended September 30,
	2024	2023
	(in thousands)
Proceeds from maturity of debt securities	$480,806	$106,307
Investment in debt securities	(279,586)	(366,439)
Divestment of commercial manufacturing facility	(8,300)	—
Capital expenditures - Amsterdam site	(1,743)	(2,161)
Capital expenditures - Lexington site	(1,585)	(2,955)
Net cash generated from / (used in) investing activities	$189,592	$(265,248)

During the nine months ended September 30, 2024, we received $480.8 million from the repayment of previous investments into euro and U.S. dollar denominated government bonds ($106.3 million for nine months ended September 30, 2023).

During the nine months ended September 30, 2024, we invested $279.6 million of our cash on hand into euro and dollar denominated government bonds ($366.4 for the nine months ended September 30, 2023).

During the nine months ended September 30, 2024 we incurred a cash outflow of $8.3 million related to the divestment of our commercial manufacturing facility.

We invested $1.7 million and $1.6 million, respectively, into our Amsterdam, Netherlands and Lexington, Massachusetts sites during the nine months ended September 30, 2024, compared to $2.2 million and $3.0 million for the same period in 2023.

Net cash generated from / (used in) financing activities

In the nine months ended September 30, 2024, we used $53.0 million in financing activities compared to generating $362.7 million for the same period in 2023.

	Nine months ended September 30,
	2024	2023

	(in thousands)
Cash flows from financing activities
Proceeds from royalty financing agreement, net of debt issuance costs	$—	$370,062
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	81	262
Contingent consideration payment	—	(7,649)
Repayment of long-term debt	(53,050)	—
Net cash (used in) / generated from financing activities	$(52,969)	$362,675

In June 2023, we received $370.1 million net proceeds from the Royalty Financing Agreement.

During the nine months ended September 30, 2024, we received $0.1 million from the exercise of options to purchase ordinary shares in relation to our 2014 Plans, compared to $0.3 million for the same period in 2023.

In September 2023, following the FDA’s clearance of the IND application for AMT-260, we made a contingent consideration payment of $9.5 million to the former shareholders of uniQure France SAS related to a contractually defined milestone, of which $7.6 million was classified as cash flows from financing activities and $1.9 million was classified as a net cash flow used in operating activities. We made nil payments for the period ended September 30, 2024.

During the nine months ended September 30, 2024 we repaid $50.0 million of the $100.0 million of principal outstanding of the Hercules debt as well as $3.1 million in end-of-term fees.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2024, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Additionally, we are currently conducting and may in the future conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate (as opposed to an existing approved drug or placebo). Open-label trials typically test only the investigational therapeutic candidate and sometimes may do so at different dose levels. For example, our ongoing Phase I/II clinical trial of AMT-130 is designed as an open-label trial following a 12-month core study period during which certain patients received a sham surgical procedure. Certain of these patients have crossed over to treatment and are now subject to long-term, unblinded follow-up monitoring for a period of five years. Open-label trials are subject to various limitations that may bias the interpretation of the data. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the results from our open-label trials, including early indications of potential efficacy, may not be predictive of future clinical trial results.

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

An element of our strategy is to use our gene therapy technology platform to expand our product pipeline and to progress our product candidates through preclinical and clinical development ourselves or together with collaborators. To date, we have only been successful in obtaining regulatory approval for one product, HEMGENIX®, our gene therapy for the treatment of hemophilia B, which was approved for commercialization by the FDA and the EMA in November 2022 and February 2023, respectively. AMT-130 is our investigational gene therapy candidate for the treatment of Huntington’s disease that utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment, which is currently in ongoing Phase I/II studies in the U.S. and Europe. In addition to AMT-130, we are also developing other investigational gene therapies, including AMT-260 for the treatment of MTLE, AMT-162 for the treatment of SOD1-ALS and AMT-191 for the treatment of Fabry disease. Although we currently have a pipeline of programs at various stages of development, including an approved product, we may not be able to identify or develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development.

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

In June 2024 we entered into the APA with Genezen pursuant to which we agreed to sell to Genezen and Genezen agreed to purchase certain assets and assume certain liabilities related to the Lexington Facility and our prior manufacturing operations in Lexington, Massachusetts. Pursuant to the APA, Genezen agreed to acquire the manufacturing equipment and related manufacturing operations along with certain other assets associated with the Lexington Facility and to extend offers of employment to a majority of the uniQure employees located at the Lexington Facility. The Lexington Transaction closed in July 2024.

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

The Lexington Transaction may not ultimately reduce our operating expenses to a magnitude consistent with our expectations. In addition, we may be exposed to additional costs and risks related to or as a result of the Lexington Transaction, including, without limitation (i) additional expenses associated with outsourcing certain manufacturing and development services, as well as our contractual obligations and minimum financial commitments to Genezen under the CSA and the DMSA, (ii) supply-related risks related Genezen’s ability and capacity to satisfy our continued obligations to CSL Behring and the supply of our other product candidates, including AMT-130, (iii) contractual default under our agreements with Genezen or with CSL Behring, and (iv) other third-party risks relative to our partnership with Genezen (see “—Risks Related to our Dependence on Third Parties”). The occurrence of any of the foregoing or any other risks as a result of or related to the Lexington Transaction could considerably harm our business and impact our financial condition and results of operations.

Gene therapies are complex, expensive and difficult to manufacture. We, Genezen or any third-party manufacturer that we engage could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.

Our proprietary manufacturing processes leveraging insect cells and baculoviruses to produce AAV-based gene therapies is highly complex and is regularly subject to variation or production difficulties. Issues with any of our manufacturing processes, even minor deviations from our standard processes, could result in insufficient yield, product deficiencies or manufacturing or supply failures that could result in adverse patient reactions, lot failures, insufficient inventory, product recalls and product liability claims. Additionally, we and our third-party manufacturers, including Genezen, may not be able to scale up some or all our manufacturing processes as necessary and on our desired timelines to meet the demands of our clinical product pipeline, which may result in delays in regulatory approvals, inability to produce sufficient amounts of clinical or commercial product, or otherwise adversely affect our business.

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

Prior to the Lexington Transaction, we manufactured HEMGENIX® at the Lexington Facility, which is optimized to meet HEMGENIX® product specifications and the commercial manufacturing and supply obligations under our collaboration with CSL Behring. Following the Lexington Transaction, Genezen is responsible for the manufacturing and supply of HEMGENIX® at the Lexington Facility, though we remain contractually obligated to CSL Behring consistent with the terms of the collaboration. While uniQure will have priority and preferential status with Genezen, Genezen may not have sufficient capacity to support our other development programs or those of its other customers, which may negatively impact our business and ability to advance development goals unrelated to HEMGENIX® and our obligations to CSL Behring. The manufacturing of HEMGENIX® pursuant to our obligations under the CSL Behring Agreement is expensive and requires the dedication of significant resources, notwithstanding the Lexington Transaction and our subcontracting to Genezen. In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology in the coming years related to HEMGENIX® to a third-party contract manufacturer to be designated by CSL Behring in the future. Until CSL Behring identifies and designates a new manufacturer capable of supporting the commercial requirements of HEMGENIX®, we will continue to incur significant costs associated with the manufacturing and supply of HEMGENIX®.  Moreover, as Genezen will be the party engaged in the manufacture of HEMGENIX®, should Genezen encounter a manufacturing issues or if Genezen is unable to provide a sufficient supply of HEMGENIX® consistent with agreed-upon forecasting mechanisms, we may be unable to fulfil our contractual commitments to CSL Behring and may, thus, face contractual liabilities.

Following the Lexington Transaction, Genezen may experience challenges in adapting the Lexington Facility to meet the manufacturing and supply needs for products other than HEMGENIX® as a result of excess capacity or the ability to adapt to new processes, among other challenges. Any problems or limitations with respect to our manufacturing processes or facilities, including the existing commercial supply and manufacturing obligations to CSL Behring, could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs or sources of capital, result in delays in our clinical development or marketing schedules and materially harm our business.

We currently rely and expect to continue to rely on third parties to conduct product manufacturing for our product candidates, and these third parties may not perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. Prior to the Lexington Transaction, we manufactured HEMGENIX® in-house at the Lexington Facility. Following the Lexington Transaction, we rely on Genezen for the production of HEMGENIX® and will have preferential access to the Lexington Facility for the production of materials related to AMT-130 and AMT-191 programs under separately negotiated development and supply arrangements. The facilities used by Genezen and our other contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, Genezen and our other contract manufacturing partners for compliance with the cGMP for the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory bodies, we will not be able to obtain and/or maintain regulatory approval for our products manufactured by third parties. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative third-party manufacturers, which may not be available and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Moreover, if we, Genezen or our other third-party manufacturers are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, or if Genezen is unable to satisfy our manufacturing and supply obligations to CSL Behring, our development programs and commercial prospects will be harmed. If Genezen cannot produce an adequate amount of our drug substance and product in compliance with the applicable regulatory requirements, we may need to contract with another third party to do so, and there is not guarantee that such third-party manufacturers will be available to us and able to manufacture on favorable terms or at all. The addition of a new manufacturer may also require FDA, EMA, EU, and other regulatory authority approvals, which we may not be able to obtain.

Our use of viruses, chemicals and other potentially hazardous materials requires us and our contract manufacturers to comply with regulatory requirements and exposes us to significant potential liabilities.

Our development and manufacturing processes and those of our third-party contract manufacturers involve the use of viruses, chemicals, other potentially hazardous materials and produce waste products. Accordingly, we and our third-party manufacturers are subject to national, federal, state, and local laws and regulations in the U.S. and Europe governing the use, manufacture, distribution, storage, handling, treatment, and disposal of these materials. In addition to ensuring the safe handling of these materials, these laws and regulations impose increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we or our third-party contract manufacturers could be held liable for damages that result, and any such liability could exceed our assets and resources, and could result in material harm to our business, financial condition, and results of operations.

Our business may be adversely affected if we or third-party manufacturers of our product candidates are unable to validate our manufacturing processes and methods or develop new processes and methods to meet our product supply needs and obligations.

The manufacture of our AAV gene therapies is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, instances of operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. In the past and prior to the Lexington Transaction, we have manufactured certain batches of product candidates intended for nonclinical, clinical and process validation purposes that have not met all our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates, Genezen will need to complete the validation of our manufacturing processes and methods for each program, and we may need to develop and validate new or larger scale manufacturing processes and methods to meet our needs. If Genezen or any other third-party manufacturer we engage is unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes and methods, to meet our production needs, to file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

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

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. While certain of our product candidates, including AMT-130 and AMT-191, have received orphan drug designation, there is no guarantee that we will be able to receive such designations in the future. The FDA may grant orphan designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the U.S. for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Pfizer, Freeline Therapeutics, Intellia Therapeutics, Sangamo Biosciences, Voyager Therapeutics, Passage Bio, Roche, PTC Therapeutics, Prilenia Therapeutics, CombiGene, Caritas Therapeutics, Alnylam, Wave Life Sciences, Bayer AG (AskBio), Amicus Therapeutics, 4D Molecular Therapeutics, Sanofi, Idorsia, Amicus, Spark, Takeda, Chiesi, CANbridge, Abeona, Annexon, Vico, Alexion (AZ), Neurona, Combigene, NeuExcell, EpiBlok, Biogen, Ionis Pharmaceuticals, Eisai and Lexeo.

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

We rely, in part, upon a combination of forms of intellectual property, including in-licensed and owned patents to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the U.S., the European Union, and other countries, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The patents we own currently are and may become subject to future patent opposition or similar proceedings. Additionally, the patent prosecution process is expensive, time-consuming, and uncertain, and in certain instances we have chosen, and in the future we may choose, not to file and prosecute all necessary or desirable patent applications. For example, our defense of certain patent cases in each of Canada, the United Kingdom, the Netherlands and the U.S. pertaining to licensed rights of etranacogene dezaparvovec was assumed by CSL Behring in October 2023. These oppositions and future patent oppositions may result in loss of scope of some claims or the entire patent and, with respect to our rights under the CSL Agreement, could affect CSL Behring’s successful commercialization of HEMGENIX® and, in turn, could negatively impact our financial position. Additionally, our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

We had a net loss of $166.3 million in the nine months ended September 30, 2024, and a net loss of $308.5 million in the year ended December 31, 2023. We incurred a gain of $329.6 million in year ended December 31, 2021; however, such gain was primarily attributable to one-time license revenue from CSL Behring. We incurred significant losses in the years prior to 2021. As of September 30, 2024, we had an accumulated deficit of $1,056.7 million. In the past, we have financed our operations primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2024 and through the end of 2027 primarily from our existing cash, cash equivalents, and cash resources. We have devoted substantially all our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and losses for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

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

As of September 30, 2024, we had $50.0 million of outstanding principal of borrowings under the 2024 Amended Facility. In July 2024, in connection with the closing of the Lexington Transaction, we repaid $50.0 million of the principal outstanding. We are required to repay the outstanding principal balance of $50.0 million upon the maturity date of the 2024 Amended Facility in January 2027. We may not be able to finance our operations from our existing cash, cash equivalents, and cash resources consistent with our expectations if we are not able to refinance the 2024 Amended Facility prior to the January 2027 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations with Hercules, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Our 2024 Amended Facility bears a variable interest rate with a fixed floor. The U.S. Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of high inflation. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.

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

In October 2023, we commenced a restructuring of our business to reprioritize our portfolio of development candidates, conserve financial resources and better align our workforce with current business needs. In June 2024, we announced the sale of the Lexington Facility and related manufacturing assets in conjunction with our broader efforts to reduce operating expenses and cash burn. In addition, in August 2024, we announced the outcome of our strategic review intended to conserve capital, streamline operations and ensure sufficient cash resources to advance multiple clinical-stage programs through potentially meaningful milestones. This restructuring, inclusive of the sale of our Lexington facility and associated employee transitions to Genezen, involved the elimination of approximately 65% of our global workforce, or approximately 300 roles across the company. We expect the Restructuring to be substantially completed by the end of 2024 with some employees continuing through second quarter 2025. We may encounter challenges in the execution of these and any future restructuring efforts, and these challenges could impact our financial results.

Although we believe that these actions will reduce operating costs, we cannot guarantee that these restructuring efforts will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations and the needs of our business. As a result of these restructuring efforts, we will incur additional costs in the near term, including cash expenditures for employee transitions, notice periods and severance payments, costs associated with employee benefit programs and related restructuring facilitation and transaction costs. Additional risks associated with the continuing impact of these restructuring efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may be exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire and retain new employees in the future), potential understaffing and potential failure or delays to meet development targets due to the loss of qualified employees or other operational challenges. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Ordinary Shares

The price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through October 31, 2024 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $3.73. The closing price on October 31, 2024 was $5.72 per ordinary share.

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

Following periods of such market volatility, securities class actions have been brought against companies experiencing such volatility in the price of their securities. Because of the potential volatility of our ordinary share price, we may become the target of securities litigation in the future. In addition, notwithstanding protective provisions in our articles of association and available to us under Dutch corporate law, market volatility may lead to increased shareholder activism if we experience a market valuation that activist investors believe is not reflective of the intrinsic value of our ordinary shares. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation or shareholder activism could result in substantial costs and divert management’s attention and resources from our business.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 25.9% of our issued share capital (including such shares to be issued upon the exercise options to purchase ordinary shares) as of September 30, 2024. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to control many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, could control the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Matthew Kapusta	August 12, 2024	200,000	August 25, 2025

Mr. Kapusta’s Rule 10b5-1 trading arrangement relates exclusively to options to purchase ordinary shares scheduled to expire in the near-term, including 100,000 options scheduled to expire on January 1, 2025 (with an exercise price of $14.71) and 100,000 options schedule to expire on August 25, 2025 (with an exercise price of $23.60).

(1) Date of adoption of this Rule 10b5-1 trading arrangement is in accordance with applicable SEC rules and regulations. The first trade pursuant to this Rule 10b5-1 trading arrangement will be, in accordance with applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement, to the extent triggered under its terms.

(2) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of bankruptcy, insolvency, death or mental incapacity of the adopting person.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the nine months ended September 30, 2024.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the Securities and Exchange Commission on November 5, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the Securities and Exchange Commission on November 5, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

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

Date: November 5, 2024