Form 10-Q
period 2025-03-31
uniQure N.V.
filed 2025-05-09
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 54,748,496 ordinary shares, par value €0.05, outstanding.

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

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “Annual Report”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

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

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$217,229	$158,930
Current investment securities	191,782	208,591
Accounts receivable	2,522	5,881
Prepaid expenses	13,420	9,281
Other current assets and receivables	10,468	7,606
Total current assets	435,421	390,289
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $36.1 million as of March 31, 2025 and $31.7 million as of December 31, 2024	18,081	20,424
Other investments	28,273	27,464
Operating lease right-of-use assets	13,466	13,647
Intangible assets, net, including in-process research and development assets of $58.0 million as of March 31, 2025 and $55.6 million as of December 31, 2024	71,992	71,043
Goodwill	23,351	22,414
Deferred tax assets, net	9,390	9,856
Other non-current assets	5,429	1,399
Total non-current assets	169,982	166,247
Total assets	$605,403	$556,536
Current liabilities
Accounts payable	$5,268	$7,227
Accrued expenses and other current liabilities	27,344	29,225
Current portion of operating lease liabilities	3,698	3,601
Total current liabilities	36,310	40,053
Non-current liabilities
Long-term debt	51,592	51,324
Liability from royalty financing agreement	446,660	434,930
Operating lease liabilities, net of current portion	10,906	11,136
Contingent consideration	12,560	10,860
Deferred tax liability, net	7,338	7,043
Other non-current liabilities, net of current portion	6,351	7,942
Total non-current liabilities	535,407	523,235
Total liabilities	571,717	563,288
Commitments and contingencies
Shareholders' equity / (deficit)
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of March 31, 2025 and December 31, 2024 and 54,698,479 and 48,988,087 ordinary shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,240	2,945
Additional paid-in-capital	1,257,853	1,173,068
Accumulated other comprehensive loss	(53,805)	(52,800)
Accumulated deficit	(1,173,602)	(1,129,965)
Total shareholders' equity / (deficit)	33,686	(6,752)
Total liabilities and shareholders' equity / (deficit)	$605,403	$556,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended March 31,
	2025	2024

	(in thousands, except share and per share amounts)
License revenues	$1,567	$1,202
Contract manufacturing revenues	—	3,990
Collaboration revenues	—	3,293
Total revenues	1,567	8,485
Operating expenses:
Cost of license revenues	(197)	(150)
Cost of contract manufacturing revenues	—	(9,076)
Research and development expenses	(36,140)	(40,692)
Selling, general and administrative expenses	(10,908)	(13,937)
Total operating expenses	(47,245)	(63,855)
Other income	8,306	1,376
Other expense	(1,959)	(234)
Loss from operations	(39,331)	(54,228)
Interest income	4,127	6,508
Interest expense	(15,109)	(16,097)
Foreign currency gains / (losses), net	7,172	(1,145)
Loss before income tax expense	$(43,141)	$(64,962)
Income tax expense	(496)	(656)
Net loss	$(43,637)	$(65,618)
Other comprehensive (loss):
Foreign currency translation losses, net	(1,005)	(2,524)
Defined benefit pension gain, net of taxes	—	35
Total comprehensive loss	$(44,642)	$(68,107)
Earnings per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(0.82)	$(1.36)
Weighted average shares - basic and diluted	53,110,580	48,384,510

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	(deficit) / equity

	(in thousands, except share and per share amounts)
Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(65,618)	(65,618)
Other comprehensive loss, net	—	—	—	(2,489)	—	(2,489)
Restricted share units distributed during the period	658,527	36	(36)	—	—	—
Share-based compensation expense	—	—	7,191	—	—	7,191
Balance at March 31, 2024	48,492,357	$2,919	$1,155,904	$(56,042)	$(956,027)	$146,754

Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(43,637)	(43,637)
Other comprehensive loss, net	—	—	—	(1,005)	—	(1,005)
Follow-on public offering	5,073,529	261	80,250	—	—	80,511
Exercises of share options	15,928	1	158	—	—	159
Restricted and performance share units distributed during the period	620,935	33	(33)	—	—	—
Share-based compensation expense	—	—	4,410	—	—	4,410
Balance at March 31, 2025	54,698,479	$3,240	$1,257,853	$(53,805)	$(1,173,602)	$33,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2025	2024

	(in thousands)
Cash flows from operating activities
Net loss	$(43,637)	$(65,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,527	2,629
Amortization of discount on investment securities	(2,117)	(3,695)
Share-based compensation expense	4,410	7,191
Royalty financing agreement interest expense, net of interest paid	8,358	10,925
Deferred tax expense	496	656
Changes in fair value of contingent consideration	1,216	165
Unrealized foreign exchange (gains) / losses, net	(7,105)	1,389
Other items, net	(3,971)	2,778
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(2,979)	(10,417)
Inventories	—	2,236
Accounts payable	(2,093)	(701)
Accrued expenses, other liabilities, and operating leases	(1,205)	(8,113)
Net cash used in operating activities	(44,100)	(60,575)
Cash flows from investing activities
Proceeds on maturity of debt securities	85,000	150,107
Investment in debt securities	(64,775)	(83,778)
Purchases of property, plant, and equipment	(126)	(2,344)
Net cash generated from investing activities	20,099	63,985
Cash flows from financing activities
Proceeds from public offering of shares in connection with follow on, net of issuance costs	80,511	—
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	159	—
Net cash generated from financing activities	80,670	—
Currency effect on cash, cash equivalents and restricted cash	1,660	(1,725)
Net increase in cash, cash equivalents and restricted cash	58,329	1,685
Cash, cash equivalents and restricted cash at beginning of period	160,329	244,544
Cash, cash equivalents and restricted cash at the end of period	$218,658	$246,229
Cash and cash equivalents	$217,229	$243,062
Restricted cash related to leasehold and other deposits	1,429	3,167
Total cash, cash equivalents and restricted cash	$218,658	$246,229
Supplemental cash flow disclosures:
Cash paid for interest	$(6,491)	$(4,761)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(92)	$(577)

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

2Summary of significant accounting policies

2.1Basis of preparation

The Company prepared these unaudited consolidated financial statements in compliance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on February 27, 2025 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in Note 2.3.29 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Other investments

Convertible promissory note

The Company has an investment in a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum. The convertible promissory note was issued in July 2024 and matures in October, 2029. The convertible promissory note had a balance of $13.9 million as of March 31, 2025 (December 31, 2024: $13.7 million), and is presented within “Other investments” on the Company’s unaudited consolidated balance sheets. In the three month period ended March 31, 2025 and March 31, 2024, the Company recognized $0.2 million and nil of interest income, respectively. As of March 31, 2025, the Company has not recorded an allowance for credit losses related to the convertible promissory note.

Investments valued under measurement alternative

The Company has investments in non-publicly traded equity securities without readily determinable fair values. These investments are accounted for at cost, less impairment and adjusted to fair value if there are observable price changes in orderly transactions for identical or similar investments using the measurement alternative in accordance with ASC 321, Investments – Equity Securities. The carrying value of these investments as of March 31, 2025 and December 31, 2024 was $14.4 million, and are presented within “Other investments” on the Company’s unaudited consolidated balance sheets. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative in the three month period ended March 31, 2025 and March 31, 2024.

4	Investment securities

The following tables summarize the Company’s investments in government debt securities as of March 31, 2025 and December 31, 2024:

	At March 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$191,782	$9	$—	$191,791
Total	$191,782	$9	$—	$191,791

	At December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$208,591	$164	$—	$208,755
Total	$208,591	$164	$—	$208,755

The Company invests in short-term U.S. and European government debt securities with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost (March 31, 2025: $43.4 million, December 31, 2024: $15.3 million).

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2024
Assets:
Cash and cash equivalents	$158,930	$—	$—	$158,930	Cash and cash equivalents
Restricted cash	1,399	—	—	1,399	Other non-current assets
Total assets	$160,329	$—	$—	$160,329
Liabilities:
Contingent consideration	—	—	10,860	10,860	Contingent consideration
Consideration for post-acquisition services	—	—	370	370	Other non-current liabilities
Total liabilities	$—	$—	$11,230	$11,230
At March 31, 2025
Assets:
Cash and cash equivalents	$217,229	$—	$—	$217,229	Cash and cash equivalents
Restricted cash	1,429	—	—	1,429	Other non-current assets
Total assets	$218,658	$—	$—	$218,658
Liabilities:
Contingent consideration	—	—	12,560	12,560	Contingent consideration
Consideration for post-acquisition services	—	—	428	428	Other non-current liabilities
Total liabilities	$—	$—	$12,988	$12,988

Contingent consideration

The Company is required to pay up to EUR 143.1 million (or $154.8 million based on the foreign exchange rate on March 31, 2025) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of the remaining contractually defined milestones in connection with the Company’s acquisition of uniQure France SAS.

The fair value of the contingent consideration as of March 31, 2025 was $12.6 million (December 31, 2024: $10.9 million) using discount rates of approximately 14.8% to 15.5% (December 31, 2024: 15.3% to 16.2%).

If, as of March 31, 2025, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $40.5 million. If, as of March 31, 2025, the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of the contingent consideration between December 31, 2024 and March 31, 2025:

Amount of
contingent
consideration
2025
(in thousands)
Balance at December 31, 2024	$10,860
Change in fair value (presented within research and development expenses)	1,216
Currency translation effects	484
Balance at March 31, 2025	$12,560

As of March 31, 2025, the Company classified nil (December 31, 2024: nil) of the total contingent consideration of $12.6 million (December 31, 2024: $10.9 million) as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of March 31, 2025 and December 31, 2024.

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2025	2024

	(in thousands)
Personnel related accruals and liabilities	$10,921	$12,583
Accruals for goods received from and services provided by vendors-not yet billed	11,594	10,109
Current portion of firm purchase commitment liability	3,249	1,582
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 8 "Royalty Financing Agreement")	1,580	4,951
Total	$27,344	$29,225

7Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) (“Hercules”). The facility was amended and restated in 2014, 2016, 2018, 2021 and on May 12, 2023 (the “2023 Amended Facility”) and July 22, 2024 (the “2024 Amended Facility”).

In July 2024, in connection with the divestment of the Company’s commercial manufacturing activities located in Lexington, MA and the amendment of the 2023 Amended Facility, the Company prepaid $50.0 million of the $100.0 million of principal outstanding as well as $3.1 million in end-of-term fees.

The 2023 Amended Facility extended the maturity date and interest-only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

The total principal outstanding as of March 31, 2025 under the 2024 Amended Facility was $50.0 million.

The Company is required to repay the residual principal balance on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Pursuant to the terms of the 2024 Amended Facility, the Company owes a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the Maturity Date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) was $52.1 million as of March 31, 2025, compared to $51.9 million as of December 31, 2024, and is recorded net of discount and debt issuance costs. The foreign currency gain on the facility in the three months ended March 31, 2025 was $2.1 million compared to a foreign currency loss of $2.3 million during the same period in 2024.

Interest expense during the three months ended March 31, 2025 was $1.8 million, compared to $3.7 million during the same period in 2024.

Under the 2024 Amended Facility, the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. Beginning on April 1, 2024, the Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. In combination with other covenants, the 2024 Amended Facility restricts the Company’s ability to, among other things, incur future indebtedness and obtain additional debt financing, to make investments in securities or in other companies, to transfer assets, to perform certain corporate changes, to make loans to employees, officers, and directors, and to make dividend payments and other distributions to its shareholders. The Company secured the facilities by directly or indirectly pledging its total assets of $605.4 million, less $78.4 million of cash and cash equivalents and other current assets held by the Company, and $82.4 million of other current assets and investment held by uniQure France SAS as well as receivables sold to the Purchaser.

Under the 2024 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of March 31, 2025, the Company was in material compliance with all covenants and provisions of the Amended Facility.

8Royalty Financing Agreement

On May 12, 2023, the Company entered into a royalty purchase agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. (the “Purchaser”). Under the terms of the Royalty Financing Agreement, the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring LLC’s (“CSL Behring”) worldwide net sales of HEMGENIX® for certain current and future royalties due to the Company. The Company will be obligated to pay $25.0 million of the first worldwide sales milestone payment from CSL Behring, if received, to the Purchaser.

The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) until June 30, 2032 (“First Hard Cap Date”) if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times of the upfront through December 31, 2038 (“Second Hard Cap Date”). If, on or prior to the defined dates for each cap amount, the total amount of royalty payments received by the Purchaser equals or exceeds the cap amount applicable to such date, the Royalty Financing Agreement will automatically terminate and all rights to the HEMGENIX® royalty payments will revert back to the Company. The Company has no obligation to repay any amounts received from the Purchaser in the event that the applicable cap amount is not reached during the term of the Royalty Financing Agreement.

The Company has retained the rights to all other royalties, as well as contractual milestones totaling up to $1.3 billion, under the terms of the commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”).

Net proceeds from the Royalty Financing Agreement were $370.1 million. The Company initially recorded these net proceeds as “Liability from royalty financing agreement” at their fair market value on its consolidated balance sheet as of closing of the transaction on June 5, 2023. Following the initial recognition, the Company records the debt at amortized cost.

As of March 31, 2025 the Company expects to satisfy its commitment to the Purchaser prior to the Second Hard Cap Date. The Company recorded the difference of $473.7 million between the total expected payments of $843.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the Second Hard Cap Date. Based on the Company’s projections the effective interest rate is expected to be within a range of 12.0% to 13.5% per annum. The Company would have recorded the following amounts of interest expense if it had used the effective interest rate at the lower and upper end of this range:

	Three months ended March 31,
	2025	2024

	(in millions)
Interest expenses at effective interest rate of 12.0% per annum	$13.2	$12.1
Interest recorded in the statement of operations and comprehensive loss and income	13.3	12.4
Interest expenses at effective interest rate of 13.5% per annum	14.9	13.7

The Company prospectively updates the effective interest rate at each reporting date based on updated cash flow projections.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between December 31, 2024 and March 31, 2025:

Amount of liability
(in thousands)
Balance as of December 31, 2024 (includes $5.0 million presented as "Accrued expenses and other current liabilities)	$439,881
Royalty payments to the Purchaser	(4,951)
Interest expense for the period	13,309
Balance as of March 31, 2025 (includes $1.6 million presented as "Accrued expenses and other current liabilities)	$448,239

9Shareholders’ Equity

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

10Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2024, the Company’s shareholders authorized an additional 1,500,000 shares for issuance. As of March 31, 2025, a total of 3,912,283 ordinary shares remain available for issuance under the 2014 Plan.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Cost of manufacturing services revenue	$—	$345
Research and development	2,463	3,425
Selling, general and administrative	1,947	3,421
Total	$4,410	$7,191

Share-based compensation expense / (income) recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Award type/ESPP
Share options	$1,637	$2,913
Restricted share units	2,213	4,370
Performance share units	560	(99)
Employee share purchase plan	—	7
Total	$4,410	$7,191

As of March 31, 2025, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$13,399	2.77
Restricted share units	17,583	2.27
Performance share units	2,321	0.75
Total	$33,303	2.36

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

The following table summarizes option activity under the 2014 Plans for the three months ended March 31, 2025:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2024	4,967,160	19.87
Granted	791,000	$10.90
Forfeited	(72,965)	$13.39
Expired	(385,871)	$31.06
Exercised	(15,928)	$9.96
Outstanding at March 31, 2025	5,283,396	$17.83
Thereof, fully vested, and exercisable on March 31, 2025	3,053,176	$15.91
Thereof, outstanding and expected to vest after March 31, 2025	2,230,220	$11.15
Outstanding and expected to vest after December 31, 2024	1,838,603	$11.46

Total weighted average grant date fair value of options issued during the period (in $ millions)	$5.3

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2025	2024
Assumptions
Expected volatility	80%	70%
Expected terms	10 years	10 years
Risk free interest rate	4.4%	4.3%
Expected dividend yield	0.0%	0.0%

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2025:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	1,659,898	$10.71
Granted	949,600	$10.90
Vested	(565,613)	$12.80
Forfeited	(87,137)	$9.99
Non-vested at March 31, 2025	1,956,748	$10.23

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$10.4

RSUs generally vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

Awards of PSUs are subject to the achievement of specified performance objectives. The fair value of PSUs granted in 2022 and 2024 is determined at the grant date by reference to share-price. The fair value of PSUs awarded in 2024 and for which the service period precedes the grant date, is being determined by reference to the price of the Company’s ordinary shares as of March 31, 2025.

The following table summarizes the PSU activity for the three months ended March 31, 2025:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	150,120	$21.65
Vested	(55,322)	$29.10
Forfeited	(38,620)	$19.25
Non-vested at March 31, 2025	56,178	$5.02
PSUs awarded but not yet earned	230,000	$10.60
Total non-vested and discretionary PSUs	286,178	$9.50

In the three months ended March 31, 2025, there was an increase in the number of ordinary shares awarded, of 115,000 shares, related to the PSUs awarded but not yet earned, as a result of the increase of the expected payout from 100% to 200%.

ESPP

During the three months ended March 31, 2025 and 2024, nil ordinary shares were issued under the ESPP. As of March 31, 2025, 86,712 ordinary shares remain available for issuance under the ESPP compared to a total of 96,862 as of March 31, 2024.

11	Segment Reporting

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

The leadership team is identified as the Chief Operating Decision Maker (“CODM”).

The CODM allocates resources to research projects and clinical candidates based on scientific data as well as quantitative and qualitative expected risk adjusted returns on investment. The CODM uses segment operating loss to monitor that cash operating losses remain within the approved budget.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Three months ended March 31,
	2025	2024

	(in thousands)
Revenue	$1,567	$8,485
Less:
Employee related expenses	(14,216)	(24,383)
Laboratory and development expenses	(15,967)	(9,076)
Professional fees	(2,057)	(2,263)
Facility expenses	(1,667)	(5,139)
Consumables	(936)	(3,212)
Other segment items(1)	(1,034)	(7,432)
Segment operating loss	(34,310)	(43,020)
Reconciliation
Depreciation and amortization expense	(4,527)	(2,629)
Share-based compensation expense	(4,410)	(7,191)
Fair value loss - contingent consideration	(1,216)	(165)
Foreign currency gains / (losses), net	7,172	(1,145)
Interest income	4,127	6,508
Interest expense - Royalty Financing Agreement	(13,309)	(12,401)
Interest expense - Hercules debt facility	(1,800)	(3,696)
Other reconciling items	5,132	(1,223)
Consolidated loss before income tax expense	$(43,141)	$(64,962)

(1)	Other segment items included in segment operating loss include costs related to intellectual property, information technology and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands and France.

12	CSL Behring collaboration

In June 2020, uniQure biopharma B.V. entered into the CSL Behring Agreement, pursuant to which CSL Behring received exclusive global rights to HEMGENIX®.

Following the divestiture of the Company’s commercial manufacturing activities located in Lexington, MA (“Lexington Transaction”), the Company determined that it is an agent in the sale of HEMGENIX® to CSL Behring. As a result of the Company being an agent, the Company recognizes corresponding costs related to the purchase of HEMGENIX® from Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”) net of income from the sales of HEMGENIX® to CSL Behring as well as income related to the release of liabilities associated with expected net losses in Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Accounts receivable related to collaboration services and royalty revenue were as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Accounts receivable	$2,522	$5,657
Total	$2,522	$5,657

13	Other income

Other income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	(in thousands)
Sale of critical reagents to Genezen	$6,000	$—
Research and development grants from Dutch authorities	1,719	1,224
Sublease income	458	152
Other	129	—
Total	$8,306	$1,376

In the three months ended March 31, 2025 the Company recognized $6.0 million in income related to a one-time sale of critical reagents to Genezen. There were no sales of critical reagents in the comparative prior period.

14	Income taxes

The Company recorded $0.5 million deferred tax expense in relation to its operations in the U.S. during the three months ended March 31, 2025. The Company recorded $0.7 million deferred tax expense in relation to its operations in the U.S. during the three months ended March 31, 2024.

The effective income tax rate of 1.1% during the three months ended March 31, 2025 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax assets in France. The effective income tax rate during the three months ended March 31, 2024 was 1.0% as the Company had recorded a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax asset in France.

15Basic and diluted earnings per share

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three months ended March 31, 2025, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three months ended March 31, 2025. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of March 31, 2025 and March 31, 2024, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended March 31,
	2025	2024
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans and previous plan	5,283,396	5,821,909
Non-vested RSUs and PSUs	2,242,926	2,913,048
ESPP	—	3,140
Total anti-dilutive ordinary share equivalents	7,526,322	8,738,097

16Subsequent events

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

Huntington’s disease program (AMT-130)

RMAT and Breakthrough Therapy Designations

On April 17, 2025, we announced that the U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy designation to AMT-130 for the treatment of Huntington’s disease. The Breakthrough Therapy designation is supported by clinical data from the ongoing Phase I/II trials of AMT-130 for the treatment of Huntington’s disease showing the potential for meaningful slowing of disease progression. Breakthrough Therapy designation is intended to expedite the development and review of investigational therapeutic candidates that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). In general, the preliminary clinical evidence should show a clear advantage over available therapy.

In June 2024, we announced that the FDA granted us Regenerative Medicine Advanced Therapy (“RMAT”) designation for AMT-130 based on the potential of AMT-130 to address the major unmet medical need among patients with Huntington’s disease.

In addition to the RMAT and Breakthrough Therapy designations, the FDA previously granted Orphan Drug designation and Fast Track designation to AMT-130.

Regulatory Alignment

In March 2025, we held a Type B meeting with the FDA to discuss chemistry, manufacturing and controls (“CMC”) requirements for AMT-130, in support of a planned Biologics License Application, (“BLA”) submission. An additional Type B meeting focused on the pivotal statistical analysis plan was held in the second quarter of 2025.

In December 2024, following our initial Type B meeting, we announced that we had reached agreement with FDA on key elements of an Accelerated Approval pathway for AMT-130. In correspondence leading up to and following the Type B meeting, FDA agreed that data from the ongoing Phase I/II studies of AMT-130, compared to a natural history external control, may serve as the primary basis for a BLA, submission under FDA’s accelerated approval pathway. The FDA also agreed that composite Unified Huntington’s Disease Rating Scale (“cUHDRS”) may be used as an intermediate clinical endpoint and that reductions in neurofilament light chain (“NfL”) measured in cerebrospinal fluid (“CSF”) may serve as supportive evidence of therapeutic benefit in the application for such accelerated approval.

Recent Developments of other Product Candidates

Temporal lobe epilepsy program (AMT-260)

We are conducting a Phase I/IIa clinical trial (GenTLE) AMT-260 for the treatment of MTLE in the United States. GenTLE consists of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and first signs for efficacy of AMT-260 in patients with refractory mTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept data. The FDA-approved study protocol provides that the first three patients to be enrolled in the study are required to have MRI-confirmed unilateral, hippocampal sclerosis.

In November 2024 we announced that the first patient had been dosed in GenTLE. In addition, the FDA in February 2025 approved a protocol amendment expanding the inclusion criteria for certain patients in the first cohort to include patients with non-lesional mesial temporal lobe epilepsy in the non-dominant hemisphere.

Fabry disease program (AMT-191)

We are conducting a Phase I/IIa clinical trial of AMT-191 for the treatment of Fabry disease. The multicenter, open-label clinical trial consists of two dose-escalating cohorts of up to six adult male patients each to assess safety, tolerability, and early signs of efficacy of AMT-191 in patients with Fabry disease.

In February 2025, we announced a favorable recommendation from the independent data monitoring committee (“IDMC”) following a review of safety data from the first two patients treated in the Phase I/IIa study. The IDMC’s review did not identify any significant safety concerns and recommended proceeding with enrollment in the second cohort.

In August 2024, we announced that the first patient has been dosed. In September 2024, we announced the FDA granted Orphan Drug Designation to AMT-191 and in October 2024, the FDA granted Fast Track Designation to AMT-191.

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

In October 2024, we announced the first patient had been dosed in EPISOD1. In January 2025, we announced that the IDMC had recommended proceeding with enrollment of the second cohort after a review of the 28-day safety data from the first cohort. We completed enrollment in the second dose cohort and we expect to initiate enrollment in the third dose cohort in the third quarter of 2025.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2025	2024

	(in thousands)
Total revenues	$1,567	$8,485
Cost of license revenues	(197)	(150)
Cost of contract manufacturing revenues	—	(9,076)
Research and development expenses	(36,140)	(40,692)
Selling, general and administrative expenses	(10,908)	(13,937)
Net loss	(43,637)	(65,618)

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents and investment securities of $409.0 million and $367.5 million, respectively. We had a net loss of $43.6 million in the three months ended March 31, 2025, compared to a net loss of $65.6 million for the same period in 2024. As of March 31, 2025 and December 31, 2024, we had accumulated deficits of $1,173.6 million and $1,130.0 million, respectively.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.

Contract manufacturing

We entered into a development and commercial supply agreement with CSL Behring LLC (“CSL Behring”) in June 2020 for the commercial supply of HEMGENIX®. In July 2024, we divested our commercial manufacturing activities located in Lexington, MA (“Lexington Transaction”). Prior to the Lexington Transaction, we recognized contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring and the cost to manufacture HEMGENIX® under such an agreement as cost of contract manufacturing.

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

Other items, net

Our other income generally consists of payments received to subsidize our research and development efforts, income from the subleasing of our Amsterdam facility and our Lexington, MA research and development facility, and for the three months ended March 31, 2025, income from a one-time sale of critical reagents.

Following the Lexington Transaction, our other expense primarily consists of costs incurred under our commercial supply agreement (“CSA”) with Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”). These include costs related to the purchase of HEMGENIX® from Genezen net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA. Additionally, other expenses also consist of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table presents a comparison of our results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	2025 vs 2024

	(in thousands)
Total revenues	$1,567	$8,485	$(6,918)
Operating expenses:
Cost of license revenues	(197)	(150)	(47)
Cost of contract manufacturing	—	(9,076)	9,076
Research and development expenses	(36,140)	(40,692)	4,552
Selling, general and administrative expenses	(10,908)	(13,937)	3,029
Total operating expenses	(47,245)	(63,855)	16,610
Other income	8,306	1,376	6,930
Other expense	(1,959)	(234)	(1,725)
Loss from operations	(39,331)	(54,228)	14,897
Non-operating expense, net	(3,810)	(10,734)	6,924
Loss before income tax benefit	$(43,141)	$(64,962)	21,821
Income tax expense	(496)	(656)	160
Net loss	$(43,637)	$(65,618)	$21,981

Revenue

Our revenue for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024	2025 vs 2024

	(in thousands)
License revenues	$1,567	$1,202	$365
Contract manufacturing revenues	—	3,990	(3,990)
Collaboration revenues	—	3,293	(3,293)
Total revenues	$1,567	$8,485	$(6,918)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended March 31, 2025 and March 31, 2024, we recognized $1.6 million and $1.2 million of license revenues, respectively.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied. For the three months ended March 31, 2025 and 2024 we recognized nil and $3.3 million of collaboration revenue for CSL Behring, respectively. The decrease in collaboration revenue of $3.3 million in the three months ended March 31, 2025 compared to the same period in 2024 resulted from us not providing any development and other services to CSL Behring in relation to the CSL Behring Agreement in 2025.

Contract manufacturing revenues

We recognized contract manufacturing revenues related to the manufacturing of HEMGENIX® for CSL Behring prior to the Lexington Transaction. Contract manufacturing revenues were realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized nil contract manufacturing revenues in the three months ended March 31, 2025, compared to $4.0 million for the same period in 2024.

Cost of contract manufacturing

We incurred nil costs of contract manufacturing in the three months ended March 31, 2025. In the three months ended March 31, 2024 we incurred $9.1 million costs of contract manufacturing related to the manufacture of HEMGENIX® prior to the Lexington Transaction in July 2024.

R&D expense

R&D expenses for the three months ended March 31, 2025 were $36.1 million, compared to $40.7 million for the same period in 2024. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended March 31,
	2025	2024	2025 vs 2024

	(in thousands)
Huntington's disease (AMT-130)	$8,230	$2,426	$5,804
Fabry disease (AMT-191)	2,187	1,370	817
Temporal lobe epilepsy (AMT-260)	2,075	2,254	(179)
Amyotrophic lateral sclerosis (AMT-162)	1,831	1,977	(146)
Programs in preclinical development and platform related expenses	1,280	449	831
Total direct research and development expenses	$15,603	$8,476	$7,127

Employee and contractor-related expenses	10,159	16,923	(6,764)
Facility expenses	4,550	7,095	(2,545)
Share-based compensation expense	2,463	3,425	(962)
Fair value changes related to contingent consideration	1,216	165	1,051
Disposables	827	1,921	(1,094)
Other expenses	1,322	2,687	(1,365)
Total other research and development expenses	$20,537	$32,216	$(11,679)

Total research and development expenses	$36,140	$40,692	$(4,552)

Direct research and development expenses

General

Prior to the Lexington Transaction, we supplied Good Manufacturing Processes (“GMP”) material utilized in our clinical programs for Huntington’s disease and Fabry disease as well as GMP material needed for our preclinical programs using our in-house manufacturing facility. The related expenses were part of “other research and development expenses”. Following the closing of the Lexington Transaction we rely on third party suppliers and present associated expenses for these activities within “direct research and development expenses”.

Huntington’s disease (AMT-130)

In three months ended March 31, 2025 and March 31, 2024, we incurred costs of $8.2 million and $2.4 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our U.S. and European studies. The increase of $5.8 million in external cost in 2025 compared to 2024 was primarily driven by activities related to the preparation of the BLA submission for AMT-130 in the United States.

Fabry disease (AMT-191)

In the three months ended March 31, 2025 and March 31, 2024, we incurred costs of $2.2 million and $1.4 million, respectively, related to our development of AMT-19. We incurred $2.1 million and $0.1 million related to clinical trials and CMC development, respectively, compared to $1.3 million and $0.0 million in the comparative period. In November 2023, the FDA cleared the IND application, and we started incurring additional costs for the Phase I/II clinical trial preparation.

Temporal lobe epilepsy (AMT-260)

In three months ended March 31, 2025 and March 31, 2024, we incurred costs of $2.1 million and $2.3 million respectively, for the development of AMT-260. We incurred $1.6 million and $0.4 million related to clinical trials and CMC development, respectively, compared to $0.5 million and $1.7 million in the comparative period.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the three months ended March 31, 2025 and March 31, 2024, we incurred $1.8 million and $2.0 million of expenses, respectively, to initiate a Phase I/II clinical trial which enrolled the first patient in October 2024. We incurred $1.7 million and $0.1 million related to clinical trials and CMC development, respectively, compared to $0.9 million and $1.1 million in the comparative period.

Preclinical programs & platform development

In the three months ended March 31, 2025 and March 31, 2024, we incurred $1.3 million and $0.4 million of costs, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $10.2 million in personnel and contractor-related expenses in the three months ended March 31, 2025, compared to $16.9 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024 as well as a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $4.6 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the three months ended March 31, 2025, compared to $7.1 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024;
●	We incurred $2.5 million in share-based compensation expenses in the three months ended March 31, 2025, compared to $3.4 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We recognized a $1.2 million loss in the three months ended March 31, 2025, related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $0.2 million loss for the same period in 2024;
●	We incurred $0.8 million in disposable costs in the three months ended March 31, 2025, compared to $1.9 million for the same period in 2024; and
●	We incurred $1.3 million of other expenses for the three months ended March 31, 2025, compared to $2.7 million for the same period in 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $10.9 million, compared to $13.9 million for the same period in 2024.

	Three months ended March 31,
	2025	2024	2025 vs 2024

	(in thousands)
Employee and contractor-related expenses	$5,485	$6,219	$(734)
Share-based compensation expense	1,947	3,421	(1,474)
Professional fees	1,903	2,041	(138)
Depreciation and facility costs	380	442	(62)
Intellectual property fees	283	588	(305)
Information technology costs	281	267	14
Other expenses	629	959	(330)
Total selling, general and administrative expenses	$10,908	$13,937	$(3,029)

●	We incurred $5.5 million in personnel and contractor-related expenses in the three months ended March 31, 2025, compared to $6.2 million in the same period in 2024. The decrease was primarily related to the reduction in personnel and contractors as a result of the divestment of our commercial manufacturing activities and the organizational restructuring in August 2024;
●	We incurred $1.9 million in share-based compensation expenses in the three months ended March 31, 2025, compared to $3.4 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $1.9 million in professional fees in the three months ended March 31, 2025, compared to $2.0 million in the same period in 2024. We regularly incur accounting, audit and legal fees associated with operating as a public company;
●	We incurred $0.3 million in intellectual property fees including registration and professional fees in the three months ended March 31, 2025 compared to $0.6 million in the same period in 2024. The decrease mainly related to a decrease in professional fees; and
●	We incurred $0.6 million in other expenses in the three months ended March 31, 2025, compared to $1.0 million in the same period in 2024.

Other items, net

Our other items, net, for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three months ended March 31,
	2025	2024	2025 vs 2024

	(in thousands)
Sale of critical reagents to Genezen	$6,000	$—	$6,000
Research and development grants from Dutch authorities	1,719	1,224	495
Sublease income	458	152	306
Supply of HEMGENIX® to CSL Behring	(1,525)	—	(1,525)
Sublease expense	(434)	(234)	(200)
Other income, net	129	—	129
Total other income, net	$6,347	$1,142	$5,205

In the three months ended March 31, 2025 we recognized $6.0 million in income related to a one-time sale of critical reagents to Genezen (nil in the prior period).

We recognized $1.5 million in net other expenses during the three months ended March 31, 2025, related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

Other non-operating items, net

Our other non-operating items, net, for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three months ended March 31,
	2025	2024	2025 vs 2024

	(in thousands)
Interest income	$4,127	$6,508	$(2,381)
Interest expense - Royalty Financing Agreement	(13,309)	(12,401)	(908)
Interest expense - Hercules debt facility	(1,800)	(3,696)	1,896
Foreign currency gains / (losses), net	7,172	(1,145)	8,317
Total non-operating expense, net	$(3,810)	$(10,734)	$6,924

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $4.1 million in interest income in the three months ended March 31, 2025, compared to $6.5 million in the same period in the prior year. Our interest income decreased by $2.4 million due to the interest income earned on investment securities as well as cash on hand during the three months ended March 31, 2025.

We recognized interest expense of $1.8 million and $3.7 million in the three months ended March 31, 2025, and March, 31, 2024, respectively, related to the Hercules Capital, Inc. (“Hercules”) debt facility. Interest expense decreased by $1.9 million in 2025, compared to 2024, primarily due to the $50.0 million repayment of Hercules debt in July 2024, as well as a decrease in market interest rates.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $7.2 million during the three months ended March 31, 2025, compared to a net loss of $1.1 million during the same period in 2024.

Income tax expense

We recognized $0.5 million of deferred tax expense in the three months ended March 31, 2025, and $0.7 million of deferred tax expense for the same period in 2024.

Financial Position, Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents, restricted cash and investment securities of $410.4 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents and investment securities will fund our operations through the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including the timing of a potential BLA submission, the progress of regulatory interactions, approval (if any) and commercialization efforts with respect to AMT-130. We expect that we will require additional funding if we decide to advance any of our other clinical product candidates into late-stage clinical development. Our material cash requirements include the following contractual and other obligations:

Debt

As of March 31, 2025, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. Future interest payments and financing fees associated with the loan total $14.5 million, with $8.6 million payable within 12 months. We are contractually required to repay the $50.0 million in full in January 2027.

Leases

We have entered into lease arrangements for facilities, including corporate, laboratories and office space. As of March 31, 2025, we had fixed lease payment obligations of $22.8 million, with $4.2 million payable within 12 months. Following the Lexington Transaction, we assigned our lease for the Lexington Facility to Genezen. As of March 31, 2025, we continue to guarantee $19.6 million of fixed lease payments under the lease for the Lexington Facility until the end of the lease term in May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In relation to our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In December 2024, we made a payment of EUR 30.0 million ($31.5 million) to the former shareholders of uniQure France SAS following the dosing of the first patient in Phase I/II clinical trial for AMT-260. As of March 31, 2025, our remaining commitment amounts include EUR 160.0 million ($166.2 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of March 31, 2025, of $1.08/€1.00. As of March 31, 2025, we expect these obligations will become payable between 2029 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

Commitments related to the CSA and the DMSA with Genezen

Our CSA with Genezen requires us to take or pay contract manufacturing services for HEMGENIX® during a three-year period ending July 2027. As of March 31, 2025, our remaining minimum purchase commitments to Genezen amount to $33.1 million, with $17.0 million to be paid within the next 12 months. CSL Behring’s minimum purchase commitments to us over the next 12 months are $16.2 million.

Our development and other manufacturing services agreement (“DMSA”) with Genezen requires us to take or pay contract development services during a three-year period ending July 2027. As of March 31, 2025 our remaining minimum purchase commitments amount to $11.6 million with $4.5 million to be paid within the next 12 months.

The table below summarizes our consolidated cash flow data for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$160,329	$244,544
Net cash used in operating activities	(44,100)	(60,575)
Net cash generated from investing activities	20,099	63,985
Net cash generated from financing activities	80,670	—
Foreign exchange impact	1,660	(1,725)
Cash, cash equivalents and restricted cash at the end of period	$218,658	$246,229

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $43.6 million in the three months ended March 31, 2025, respectively, compared to a net loss of $65.6 million during the same period in 2024. As of March 31, 2025, we had an accumulated deficit of $1,173.6 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners as well as $370.1 million from selling a portion of royalties due from our collaboration partner CSL Behring in 2023. Between July 2021 and July 2023, we collected $617.4 million from CSL Behring as a result of the sale of HEMGENIX® to CSL and other milestones collected from CSL, and we are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from the Royalty Financing Transaction) on net sales of HEMGENIX®.

In January 2025, we raised net proceeds of $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 4.4 million ordinary shares at a price to the public of $17.00 per ordinary share. In February 2025, we raised an additional $10.6 million in net proceeds upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

On May 12, 2023, we and Hercules amended our debt facility. The amendment extends the Maturity Date and interest-only period from December 2025 to January 2027. In connection with the Lexington Transaction in July 2024 we amended the debt facility again and repaid $50.0 million of the principal balance outstanding. We are required to repay the remaining principal balance of $50.0 million on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. We owe a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the Maturity Date.

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

Net cash used in operating activities

Net cash used in operating activities was $44.1 million for the three months ended March 31, 2025 and consisted of net loss of $43.6 million adjusted for non-cash items, including depreciation and amortization expense of $4.5 million, amortization of the discount on investment securities of $2.1 million, share-based compensation expense of $4.4 million, $8.4 million of interest expense net of interest paid related to May 2023 Royalty Financing Agreement, a change in deferred taxes of $0.5 million, changes in the fair value of contingent consideration of $1.2 million, and unrealized foreign exchange gains of $7.1 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $6.3 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $3.0 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $3.3 million.

Net cash used in operating activities was $60.6 million for the three months ended March 31, 2024 and consisted of net loss of $65.6 million adjusted for non-cash items, including depreciation and amortization expense of $2.6 million, amortization of the discount on investment securities of $3.7 million, share-based compensation expense of $7.2 million, $10.9 million of interest expense net of interest paid related to May 2023 Royalty Financing Agreement, a change in deferred taxes of $0.7 million, changes in the fair value of contingent consideration of $0.2 million and unrealized foreign exchange losses of $1.4 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $17.0 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $10.4 million. There was a decrease in inventory balances of $2.2 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $8.8 million, primarily related to a decrease of $6.7 million from personnel-related accruals.

Net cash generated from investing activities

In the three months ended March 31, 2025, we generated $20.1 million in our investing activities compared to generating $64.0 million for the same period in 2024.

	Three months ended March 31,
	2025	2024

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$85,000	$150,107
Investment in debt securities	(64,775)	(83,778)
Capital expenditures - European sites	(110)	(1,051)
Capital expenditures - Lexington site	(16)	(1,293)
Net cash generated from investing activities	$20,099	$63,985

Net cash generated from financing activities

In the three months ended March 31, 2025, we generated $80.6 million in financing activities compared to generating nil for the same period in 2024.

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash flows from financing activities
Proceeds from public offering of shares in connection with follow on, net of issuance costs	$80,511	$—
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	159	—
Net cash generated from financing activities	$80,670	$—

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	activities related to submission of a BLA for AMT-130 in Huntington’s disease;
●	activities to prepare for the commercialization of AMT-130 in Huntington’s disease in the United States;
●	investments to launch AMT-130 in Huntington’s disease in the United States including the amounts of revenue we generate following the launch;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2025, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Based on such evaluation, our CEO and CFO concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

We have invested a significant portion of our development efforts and financial resources in the development of our lead clinical product candidate, AMT-130 for the treatment of Huntington’s disease. In July 2024, we announced updated interim data from our ongoing Phase I/II clinical trials of AMT-130. This interim data follows notification from FDA in May 2024 that the agency granted RMAT designation for AMT-130 based on AMT-130’s potential to address the major unmet medical need among patients with Huntington’s disease. In addition, in December 2024, following our initial Type B meeting, we announced that we had reached agreement with FDA on key elements of an Accelerated Approval pathway for AMT-130, including that data from the ongoing Phase I/II studies of AMT-130, compared to a natural history external control, may serve as the primary basis for a BLA submission under FDA’s Accelerated Approval pathway. FDA also agreed that cUHDRS may be used as an intermediate clinical endpoint and that reductions in NfL measured in CSF may serve as supportive evidence of therapeutic benefit in the application for accelerated approval.

We have initiated BLA-readiness activities and have had additional interactions with the FDA in March and April 2025 to discuss the pivotal statistical analysis plan and CMC requirements for a BLA submission. In addition, in April 2025, we announced that the FDA has granted Breakthrough Therapy designation to AMT-130. This designation is in addition to the FDA’s previously granted RMAT, Orphan Drug and Fast Track designations for the AMT-130 program. Breakthrough Therapy designation is intended to expedite the development and review of investigational therapeutic candidates that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s) by ensuring that drug is eligible for all Fast Track designation features, intensive guidance on an efficient drug development program, and FDA commitment involving senior managers.

There are numerous factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to, potential patient safety issues; our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development or accelerated approval by FDA, EMA or any other regulatory authority; our ability to achieve alignment with FDA and other regulatory authorities on the pivotal statistical analysis plan and CMC requirements to support registration, the timing of such regulatory alignment and other factors impacting our interactions with FDA which may be outside of our control; the results from future interim data readouts from our Phase I/II trial, including the three-year follow-up data from treated patients and safety and tolerability data from the third cohort; any requirement for a Phase III confirmatory study; the timing and resources associated with our planned marketing applications; our ability to successfully commercialize AMT-130 should we choose to do so without a partner; challenges with potential development or commercial partners, should we choose to pursue further development or commercialization of AMT-130 with a partner; and our ability to fund the further development and commercialization of the AMT-130 program.

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

Drug development is expensive, time-consuming, and uncertain as to the outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We are currently conducting Phase I/II clinical trials in the U.S. and Europe for AMT-130, our investigational gene therapy for the treatment of Huntington’s disease. In June 2024, we announced that the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) designation for AMT-130 based on the potential of AMT-130 to address the major unmet medical need among patients with Huntington’s disease. Following our initial Type B meeting with the FDA, we announced in December 2024 that we had reached agreement with FDA on key elements of an accelerated approval pathway for AMT-130 and have initiated BLA readiness activities based on this regulatory alignment. In addition, in April 2025, we announced that the FDA had granted Breakthrough Therapy designation to AMT-130. We are also advancing three other product candidates through Phase I/II clinical development – AMT-260 for the treatment of mTLE, AMT-162 for the treatment of SOD1-ALS, and AMT-191 for the treatment of Fabry disease.

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

Our ability to recruit patients for our clinical trials is heavily reliant on third parties. Clinical trial sites may not have the adequate infrastructure established to handle the administration of our gene therapy products, related surgeries or other means of product administration, or may have difficulty finding eligible patients to enroll into our clinical trials, which may delay or impede our planned trials and development timelines. In addition, neither we nor any of our collaborators may be able to identify and enroll sufficient eligible patients to participate in these trials as required by the FDA, the EMA or other regulatory authorities. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because several of our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the age range required for trial eligibility for certain indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Patients may also be reluctant to enroll in clinical trials for gene therapy candidates where other therapeutic alternatives are available due uncertainty about the safety or effectiveness gene therapies and the possibility that treatment with one gene therapy could preclude future gene therapy treatments due to the formation of antibodies following and in response to the treatment, or other unknown factors associated with novel therapeutics.

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

Accordingly, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could negatively impact the value of the particular program, its prospects for approval and our business. In December 2024, following our initial Type B meeting, we announced that we had reached agreement with FDA on key elements of an accelerated approval pathway for AMT-130, including that data from the ongoing Phase I/II studies of AMT-130, compared to a natural history external control, may serve as the primary basis for a BLA submission under FDA’s Accelerated Approval pathway. FDA also agreed that cUHDRS may be used as an intermediate clinical endpoint and that reductions in NfL measured in CSF may serve as supportive evidence of therapeutic benefit in the application for accelerated approval. Notwithstanding alignment with the agency on these elements, and notwithstanding our recent receipt of Breakthrough Designation for the AMT-130 program, we may fail to continue to demonstrate clinical efficacy or durability of response data to warrant further development or accelerated approval by FDA, EMA or any other regulatory authority.

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

The process of obtaining marketing approval for our product candidates in the U.S., the European Union, and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, reductions in staffing or other personnel limitations within a regulatory agency, including recent staffing changes within the FDA’s Center for Biologics Evaluation and Research, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Due to the recent change in presidential administration in the U.S., we face substantial uncertainty regarding potential regulatory developments that may adversely affect our business, including those related to potential decreases in spending in the federal government, staffing reductions, or any other potential constraints on the FDA’s ability to engage in routine oversight and product review activities (including review activities for product candidates like AMT-130 that are subject to accelerated approval pathways) or its ability to exercise regulatory authority. Regulatory authorities may also be delayed in completing their review of any marketing applications submitted by us or our partners. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical, or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

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

In May 2024 the FDA granted RMAT designation for AMT-130 based on AMT-130’s potential to address the major unmet medical need among patients with Huntington’s disease. The designation followed the FDA’s review of interim Phase I/II clinical data for AMT-130 and was based on an analysis comparing 24-month clinical data from the AMT-130 trials to a non-concurrent criteria-matched natural history cohort. In December 2024, following our initial Type B meeting which was scheduled on the basis of our RMAT designation for AMT-130, we announced that we had reached agreement with FDA on key elements of an accelerated approval pathway for AMT-130. In April 2025, we announced that the FDA had granted Breakthrough Therapy designation to AMT-130. In the future, we may seek additional product designations intended to facilitate the development or regulatory review or approval process for our product candidates, such as fast-track designations, breakthrough therapy designation, RMAT designation, PRIME scheme access or priority review designation for our product candidates.

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

Prior to the Lexington Transaction, we manufactured HEMGENIX® at the Lexington Facility, which is optimized to meet HEMGENIX® product specifications and the commercial manufacturing and supply obligations under our collaboration with CSL Behring. Following the Lexington Transaction, Genezen is responsible for the manufacturing and supply of HEMGENIX® at the Lexington Facility, though we remain contractually obligated to CSL Behring consistent with the terms of our development and commercial supply agreement with CSL Behring. While uniQure has priority and preferential status with Genezen, Genezen may not have sufficient capacity to support our other development programs or those of its other customers, which may negatively impact our business and ability to advance development goals unrelated to HEMGENIX® and our obligations to CSL Behring. The manufacturing of HEMGENIX® pursuant to our obligations under the CSL Behring Agreement is expensive and requires the dedication of significant resources, notwithstanding the Lexington Transaction and our subcontracting to Genezen. In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology related to HEMGENIX® to a third-party contract manufacturer designated by CSL Behring. Until CSL Behring completes the transfer of manufacturing technology to this new manufacturer, and until such manufacturer is able to demonstrate that it is capable of supporting the commercial requirements of HEMGENIX® sufficient for regulatory approval, we will continue to incur significant costs associated with the manufacturing and supply of HEMGENIX® through our contractual relationship with Genezen. Should Genezen encounter a manufacturing issue or if Genezen is unable to provide a sufficient supply of HEMGENIX® consistent with agreed-upon forecasting mechanisms, we may be unable to fulfil our contractual commitments to CSL Behring and may, thus, face contractual liabilities.

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

We rely, in part, upon a combination of different forms of intellectual property, including in-licensed and fully or co-owned patents and patent applications to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the U.S., the European Union, and other countries or regions, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, may not prevent competitors from competing with us or otherwise provide us with any competitive advantage. At least some of the patents we own are or may become subject to patent opposition or similar proceedings. Additionally, the patent prosecution process is expensive, time-consuming, and uncertain, and in certain instances we have chosen, and in the future, we may choose, not to file and prosecute all desirable patent applications. For example, our defense of certain patent cases in the Netherlands, the EU and the U.S. pertaining to licensed rights of etranacogene dezaparvovec was assumed by CSL Behring in October 2023. These oppositions and future patent oppositions may result in loss of scope of some claims or the entire patent and, with respect to our rights under the CSL Agreement, could affect CSL Behring’s successful commercialization of HEMGENIX® and, in turn, could negatively impact our financial position. Additionally, our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

In addition, legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We had a net loss of $43.6 million in the three months ended March 31, 2025, and a net loss of $239.6 million in the year ended December 31, 2024. Other than a gain in the year ended December 31, 2021, which was primarily attributable to one-time license revenue from CSL Behring, we have incurred significant losses throughout our operating history. As of March 31, 2025, we had an accumulated deficit of $1,173.6 million. We have financed our operations to date primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2025 primarily from our existing cash resources. We have devoted substantially all our financial resources and efforts to date to research and development of our products and product candidates, including the conduct of preclinical studies and clinical trials and related manufacturing requirements. Even if we succeed in receiving marketing approval for and commercialize AMT-130 or other of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

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

We expect to incur significant expenses in connection with our ongoing activities and we will need to obtain substantial additional funding to support the development of our product pipeline and continuing operations. In January 2025, we entered into an underwriting agreement in connection with the issuance and sale of 4,411,764 or our ordinary shares at a public offering price of $17.00 per share, less underwriting discounts and commissions, pursuant to a shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-284168), which became effective upon filing on January 7, 2025, and a prospectus supplement thereunder. We received net proceeds of approximately $70.1 million from the January 2025 equity offering, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received an additional $10.6 million in net proceeds in February 2025 from the underwriters’ exercise of their option to purchase additional ordinary shares at the public offering price. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents and investment securities will be sufficient to fund our operations through the second half of 2027. We have based our current estimates of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

We have historically pursued various strategic initiatives, transactions and business arrangements, including the July 2024 Lexington Transaction and the July 2021 acquisition of uniQure France and its lead program (AMT-260). We may, from time to time, enter into strategic transactions consistent with our business development and financial objectives. Implementing these and other strategic initiatives has included, and may in the future include, divestitures, acquisitions, asset purchases, partnerships, collaborations, joint ventures and other investments. Certain of these transactions and arrangements have been and may in the future be material to us both from a strategic and financial perspective. These initiatives, whether successful or not, have been, and may continue to be, complex, time-consuming and expensive, may divert management’s attention, and could expose us to operational challenges and potential inefficiencies. We may miscalculate the risks associated with our strategic initiatives at the time they are made or may not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the research and development-related risks, manufacturing and compliance issues, or the outcome of ongoing legal and other proceedings. There can be no assurance that we will be able to achieve all of our intended goals with respect to such strategies within the anticipated timeframes, if at all, or fully realize the expected benefits of any such transactions or arrangements.

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

In October 2023, we commenced a restructuring of our business to reprioritize our portfolio of development candidates, conserve financial resources and better align our workforce with current business needs. In June 2024, we announced the sale of the Lexington Facility and related manufacturing assets in conjunction with our broader efforts to reduce operating expenses and cash burn. In addition, in August 2024, we announced the outcome of our strategic review intended to conserve capital, streamline operations and ensure sufficient cash resources to advance multiple clinical-stage programs through potentially meaningful milestones. The 2024 restructuring, inclusive of the sale of our Lexington facility and associated employee transitions to Genezen, involved the elimination of approximately 65% of our global workforce, or approximately 300 roles across the company. We may encounter challenges in the execution of these and any future restructuring efforts, and these challenges could impact our financial results.

Although we believe that these actions will continue to streamline operations and reduce costs over the long term, we cannot guarantee that these restructuring efforts will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations and the needs of our business. As a result of these restructuring efforts, we have and expect to continue to incur additional costs in the near term, including cash expenditures for employee transitions, notice periods and severance payments, costs associated with employee benefit programs and related restructuring facilitation and transaction costs. Additional risks associated with the continuing impact of these restructuring efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may be exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire and retain new employees in the future), potential understaffing and potential failure or delays to meet regulatory or development targets due to the loss of qualified employees or other operational challenges. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of March  31, 2025, we had $50.0 million of outstanding principal of borrowings under the 2024 Amended Facility. In July 2024, in connection with the closing of the Lexington Transaction, we repaid $50.0 million of the principal outstanding. We are required to repay the outstanding principal balance of $50.0 million upon the maturity date of the 2024 Amended Facility in January 2027. We may not be able to finance our operations from our existing cash, cash equivalents, and cash resources consistent with our expectations if we are not able to refinance the 2024 Amended Facility prior to the January 2027 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations with Hercules, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

The GDPR allows EU and UK supervisory authorities to impose penalties for non-compliance of up to the greater of EUR 20.0 million and 4% of annual worldwide gross revenue of the corporate group in question. (There are similar caps in GBP under the UK GDPR.). Supervisory authorities in the EU and UK may potentially levy such fines directly upon the non-compliant entity and/or upon the parent company of the non-compliant entity. Supervisory authorities also possess other wide-ranging powers, including conducting unannounced inspections of our facilities and system (so-called “dawn raids”), and issuing “stop processing” orders to us. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover.

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

Our ordinary share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through May 6, 2025 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $3.73. The closing price on May 6, 2025 was $11.48 per ordinary share.

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 22.7% of our issued share capital. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to influence many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, could influence the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

For more information on relevant provisions of Dutch corporate law and of our articles of association, see the description of our capital stock included in Exhibit 4.1 and our articles of association filed as Exhibit 3.1 to our Annual Report.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2025, each of the following officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Matthew Kapusta Chief Executive Officer	January 28, 2025(3)	226,316	June 30, 2026
Christian Klemt Chief Financial Officer	January 13, 2025	124,750	December 31, 2026

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

(3) Sales under the 10b5-1 trading arrangement referred to in the table above for Mr. Kapusta will begin no earlier than (i) August 26, 2025 or (ii) the completion of all sales under Mr. Kapusta’s 10b5-1 trading arrangement dated August 12, 2024 (the terms of which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2024).

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1t	Amendment to the Employment Agreement between uniQure, Inc. and Matthew Kapusta, dated April 15, 2025.

10.2t	Amended and Restated uniQure N.V. Employee Stock Purchase Plan, effective as of April 15, 2025.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the Securities and Exchange Commission on May 9, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the Securities and Exchange Commission on May 9, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

*            Filed herewith.

±            Furnished herewith.

tIndicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQURE N.V.

By: /s/ Matthew Kapusta Matthew Kapusta Chief Executive Officer (Principal Executive Officer)

By: /s/ Christian Klemt Christian Klemt Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2025