Form 10-Q
period 2025-06-30
uniQure N.V.
filed 2025-07-29
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025, the registrant had 54,866,930 ordinary shares, par value €0.05, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$253,778	$158,930
Current investment securities	123,196	208,591
Accounts receivable	5,606	5,881
Prepaid expenses	18,538	9,281
Other current assets and receivables	7,455	7,606
Total current assets	408,573	390,289
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $41.3 million as of June 30, 2025 and $31.7 million as of December 31, 2024	17,492	20,424
Other investments	29,735	27,464
Operating lease right-of-use assets	13,635	13,647
Intangible assets, net, including in-process research and development assets of $62.9 million as of June 30, 2025 and $55.6 million as of December 31, 2024	75,604	71,043
Goodwill	25,340	22,414
Deferred tax assets, net	9,017	9,856
Other non-current assets	5,494	1,399
Total non-current assets	176,317	166,247
Total assets	$584,890	$556,536
Current liabilities
Accounts payable	$5,541	$7,227
Accrued expenses and other current liabilities	31,479	29,225
Current portion of operating lease liabilities	3,909	3,601
Total current liabilities	40,929	40,053
Non-current liabilities
Long-term debt	51,842	51,324
Liability from royalty financing agreement	455,259	434,930
Operating lease liabilities, net of current portion	10,946	11,136
Contingent consideration	15,931	10,860
Deferred tax liability, net	7,963	7,043
Other non-current liabilities, net of current portion	6,023	7,942
Total non-current liabilities	547,964	523,235
Total liabilities	588,893	563,288
Commitments and contingencies
Shareholders' (deficit) / equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of June 30, 2025 and December 31, 2024 and 54,865,673 and 48,988,087 ordinary shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,250	2,945
Additional paid-in-capital	1,262,971	1,173,068
Accumulated other comprehensive loss	(58,903)	(52,800)
Accumulated deficit	(1,211,321)	(1,129,965)
Total shareholders' (deficit) / equity	(4,003)	(6,752)
Total liabilities and shareholders' (deficit) / equity	$584,890	$556,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$5,262	$1,869	$6,829	$3,071
Contract manufacturing revenues	—	2,124	—	6,114
Collaboration revenues	—	7,133	—	10,426
Total revenues	5,262	11,126	6,829	19,611
Operating expenses:
Cost of license revenues	(656)	(234)	(853)	(384)
Cost of contract manufacturing revenues	—	(7,227)	—	(16,303)
Research and development expenses	(35,383)	(33,655)	(71,523)	(74,347)
Selling, general and administrative expenses	(13,500)	(15,767)	(24,408)	(29,704)
Total operating expenses	(49,539)	(56,883)	(96,784)	(120,738)
Other income	2,597	1,983	10,903	3,359
Other expense	(2,185)	(236)	(4,144)	(470)
Loss from operations	(43,865)	(44,010)	(83,196)	(98,238)
Interest income	3,524	5,805	7,651	12,313
Interest expense	(15,591)	(16,157)	(30,700)	(32,254)
Foreign currency gains / (losses), net	18,638	(989)	25,810	(2,134)
Loss before income tax expense	$(37,294)	$(55,351)	$(80,435)	$(120,313)
Income tax expense	(425)	(948)	(921)	(1,604)
Net loss	$(37,719)	$(56,299)	$(81,356)	$(121,917)
Other comprehensive loss:
Foreign currency translation losses, net	(5,098)	(313)	(6,103)	(2,837)
Defined benefit pension gain, net of taxes	—	35	—	70
Total comprehensive loss	$(42,817)	$(56,577)	$(87,459)	$(124,684)
Earnings per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(0.69)	$(1.16)	$(1.49)	$(2.51)
Weighted average shares - basic and diluted	54,807,967	48,622,440	54,540,423	48,503,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) / EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	(deficit) / equity

	(in thousands, except share and per share amounts)
Balance at March 31, 2024	48,492,357	$2,919	$1,155,904	$(56,042)	$(956,027)	$146,754
Loss for the period	—	—	—	—	(56,299)	(56,299)
Other comprehensive loss, net	—	—	—	(278)	—	(278)
Restricted share units distributed during the period	192,062	10	(10)	—	—	—
Share-based compensation expense	—	—	6,880	—	—	6,880
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	49	—	—	50
Balance at June 30, 2024	48,694,569	$2,930	$1,162,823	$(56,320)	$(1,012,326)	$97,107

Balance at March 31, 2025	54,698,479	$3,240	$1,257,853	$(53,805)	$(1,173,602)	$33,686
Loss for the period	—	—	—	—	(37,719)	(37,719)
Other comprehensive loss, net	—	—	—	(5,098)	—	(5,098)
Exercises of share options	5,312	—	44	—	—	44
Restricted share units distributed during the period	161,882	10	(10)	—	—	—
Share-based compensation expense	—	—	5,084	—	—	5,084
Balance at June 30, 2025	54,865,673	$3,250	$1,262,971	$(58,903)	$(1,211,321)	$(4,003)

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) / EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	(deficit) / equity

	(in thousands, except share and per share amounts)
Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(121,917)	(121,917)
Other comprehensive loss, net	—	—	—	(2,767)	—	(2,767)
Restricted share units distributed during the period	850,589	46	(46)	—	—	—
Share-based compensation expense	—	—	14,071	—	—	14,071
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	49	—	—	50
Balance at June 30, 2024	48,694,569	$2,930	$1,162,823	$(56,320)	$(1,012,326)	$97,107

Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(81,356)	(81,356)
Other comprehensive loss, net	—	—	—	(6,103)	—	(6,103)
Follow-on public offering	5,073,529	261	80,250	—	—	80,511
Exercises of share options	21,240	1	202	—	—	203
Restricted and performance share units distributed during the period	782,817	43	(43)	—	—	—
Share-based compensation expense	—	—	9,494	—	—	9,494
Balance at June 30, 2025	54,865,673	$3,250	$1,262,971	$(58,903)	$(1,211,321)	$(4,003)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash flows from operating activities
Net loss	$(81,356)	$(121,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,157	5,299
Amortization of discount on investment securities	(4,163)	(6,672)
Share-based compensation expense	9,494	14,071
Royalty financing agreement interest expense, net of interest paid	20,626	22,172
Deferred tax expense	921	1,604
Changes in fair value of contingent consideration	3,470	(1,621)
Unrealized foreign exchange (gains) / losses, net	(25,163)	2,940
Provision for inventory write-downs	—	5,839
Other items, net	(3,651)	1,681
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(6,761)	(7,227)
Inventories	—	(2,606)
Accounts payable	(2,297)	(1,619)
Accrued expenses, other liabilities, and operating leases	(3,272)	(5,230)
Net cash used in operating activities	(83,995)	(93,286)
Cash flows from investing activities
Proceeds on maturity of debt securities	213,763	297,806
Investment in debt securities	(120,205)	(152,936)
Purchases of property, plant, and equipment	(386)	(2,948)
Net cash generated from investing activities	93,172	141,922
Cash flows from financing activities
Proceeds from public offering of shares in connection with follow on, net of issuance costs	80,511	—
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	203	50
Net cash generated from financing activities	80,714	50
Currency effect on cash, cash equivalents and restricted cash	5,052	(2,191)
Net increase in cash, cash equivalents and restricted cash	94,943	46,495
Cash, cash equivalents and restricted cash at beginning of period	160,329	244,544
Cash, cash equivalents and restricted cash at the end of period	$255,272	$291,039
Cash and cash equivalents	$253,778	$287,877
Restricted cash related to leasehold and other deposits	1,494	3,162
Total cash, cash equivalents and restricted cash	$255,272	$291,039
Supplemental cash flow disclosures:
Cash paid for interest	$(9,652)	$(9,261)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(95)	$(458)

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on February 27, 2025 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2025, as compared to the recent accounting pronouncements described in Note 2.3.29 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Other investments

Convertible promissory note

The Company has an investment in a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum. The convertible promissory note was issued in July 2024 and matures in October, 2029. The convertible promissory note had a balance of $14.1 million as of June 30, 2025 (December 31, 2024: $13.7 million), and is presented within “Other investments” on the Company’s unaudited consolidated balance sheets. In the three and six months ended June 30, 2025, the Company recognized $0.3 million and  $0.5 million of interest income, respectively, compared to nil during the same periods in 2024. As of June 30, 2025, the Company has not recorded an allowance for credit losses related to the convertible promissory note.

Investments valued under measurement alternative

The Company has investments in non-publicly traded equity securities without readily determinable fair values. These investments are accounted for at cost, less impairment and adjusted to fair value if there are observable price changes in orderly transactions for identical or similar investments using the measurement alternative in accordance with ASC 321, Investments – Equity Securities. The carrying value of these investments as of June 30, 2025 and December 31, 2024 was $15.6 million and $13.8 million, respectively, which are presented within “Other investments” on the Company’s unaudited consolidated balance sheets. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative in the three and six month periods ended June 30, 2025 and June 30, 2024.

4	Investment securities

The following tables summarize the Company’s investments in government debt securities as of June 30, 2025 and December 31, 2024:

	At June 30, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$123,196	$168	$—	$123,364
Total	$123,196	$168	$—	$123,364

	At December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$208,591	$164	$—	$208,755
Total	$208,591	$164	$—	$208,755

The Company invests in short-term U.S. and European government debt securities with the highest investment credit rating. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost (June 30, 2025: $109.0 million, December 31, 2024: $15.3 million).

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
At December 31, 2024
Assets:
Cash and cash equivalents	$158,930	$—	$—	$158,930	Cash and cash equivalents
Restricted cash	1,399	—	—	1,399	Other non-current assets
Total assets	$160,329	$—	$—	$160,329
Liabilities:
Contingent consideration	—	—	10,860	10,860	Contingent consideration
Consideration for post-acquisition services	—	—	370	370	Other non-current liabilities
Total liabilities	$—	$—	$11,230	$11,230
At June 30, 2025
Assets:
Cash and cash equivalents	$253,778	$—	$—	$253,778	Cash and cash equivalents
Restricted cash	1,494	—	—	1,494	Other non-current assets
Total assets	$255,272	$—	$—	$255,272
Liabilities:
Contingent consideration	—	—	15,931	15,931	Contingent consideration
Consideration for post-acquisition services	—	—	542	542	Other non-current liabilities
Total liabilities	$—	$—	$16,473	$16,473

Contingent consideration

The Company is required to pay up to EUR 143.1 million (or $168.0 million based on the foreign exchange rate on June 30, 2025) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of the remaining contractually defined milestones in connection with the Company’s acquisition of uniQure France SAS.

The fair value of the contingent consideration as of June 30, 2025 was $15.9 million (December 31, 2024: $10.9 million) using discount rates of approximately 13.8% to 14.4% (December 31, 2024: 15.3% to 16.2%).

If, as of June 30, 2025, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $51.4 million. If, as of June 30, 2025, the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of the contingent consideration between December 31, 2024 and June 30, 2025:

Amount of
contingent
consideration
2025
(in thousands)
Balance at December 31, 2024	$10,860
Unrealized change in fair value (presented within research and development expenses)	3,470
Currency translation effects	1,601
Balance at June 30, 2025	$15,931

As of June 30, 2025, the Company classified nil (December 31, 2024: nil) of the total contingent consideration of $15.9 million (December 31, 2024: $10.9 million) as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of June 30, 2025 and December 31, 2024.

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2025	2024

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$13,878	$10,109
Personnel related accruals and liabilities	8,285	12,583
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 8 "Royalty Financing Agreement")	5,248	4,951
Current portion of firm purchase commitment liability	4,068	1,582
Total	$31,479	$29,225

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

The 2023 Amended Facility extended the maturity date and interest-only period from December 1, 2025 to January 5, 2027 (the “Maturity Date”).

The total principal outstanding as of June 30, 2025 under the 2024 Amended Facility was $50.0 million.

The Company is required to repay the residual principal balance on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. Pursuant to the terms of the 2024 Amended Facility, the Company owes a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the Maturity Date.

The amortized cost (including interest due presented as part of accrued expenses and other current liabilities) was $52.3 million as of June 30, 2025, compared to $51.9 million as of December 31, 2024, and is recorded net of discount and debt issuance costs. The foreign currency gain on the facility in the three and six months ended June 30, 2025 was $4.3 million and $6.4 million, respectively, compared to a foreign currency loss of $0.7 million and $3.0 million, respectively, during the same period in 2024.

Interest expense during the three and six months ended June 30, 2025 was $1.8 million and $3.6 million, respectively, compared to $3.7 million and $7.4 million, respectively, during the same periods in 2024.

Under the 2024 Amended Facility, the Company must remain current in its periodic reporting requirements and is required to keep a minimum cash balance deposited in bank accounts in the U.S. equivalent to the lesser of (i) 65% of the outstanding balance of principal due or (ii) 100% of worldwide cash and cash equivalents. This restriction on cash and cash equivalents only relates to the location of the cash and cash equivalents, and such cash and cash equivalents can be used at the discretion of the Company. The Company is required to keep a minimum of unrestricted cash equal to at least 30% of the loan amount outstanding. The 2024 Amended Facility restricts the Company’s ability, among other things, to incur future indebtedness and obtain additional debt financing, make investments in securities or in other companies, transfer assets, perform certain corporate changes, make loans to employees, officers, and directors, and make dividend payments and other distributions to its shareholders. The 2024 Amended Facility is secured by a direct or indirect pledge of the Company’s total assets of $584.9 million, less $69.7 million of cash and cash equivalents and other current assets held by the Company, and $89.8 million of other current assets and investment held by uniQure France SAS as well as receivables sold to HemB SPV, L.P. (the “Purchaser”).

Under the 2024 Amended Facility, the occurrence of a material adverse effect, as defined therein, would entitle Hercules to declare all principal, interest and other amounts owed by the Company immediately due and payable. As of June 30, 2025, the Company was in material compliance with all covenants and provisions of the 2024 Amended Facility.

8Royalty Financing Agreement

In May 2023, the Company entered into a royalty purchase agreement (the “Royalty Financing Agreement”) with the Purchaser. Under the terms of the Royalty Financing Agreement, the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring LLC’s (“CSL Behring”) worldwide net sales of etranacogene dezaparvovec-drlb (HEMGENIX®) for certain current and future royalties due to the Company. The Company will be obligated to pay $25.0 million of the first worldwide sales milestone payment from CSL Behring, if received, to the Purchaser.

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

As of June 30, 2025 the Company expects to satisfy its commitment to the Purchaser prior to the Second Hard Cap Date. The Company recorded the difference of $473.7 million between the total expected payments of $843.8 million to the Purchaser and the $370.1 million net proceeds as interest expense using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the Second Hard Cap Date. Based on the Company’s projections, the effective interest rate is expected to be within a range of 12.0% to 13.5% per annum. The Company would have recorded the following amounts of interest expense if it had used the effective interest rate at the lower and upper end of this range:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Interest expenses at effective interest rate of 12.0% per annum	$13.7	$12.4	$26.9	$24.5
Interest recorded in the statement of operations and comprehensive loss and income	13.8	12.4	27.1	24.8
Interest expenses at effective interest rate of 13.5% per annum	15.5	14.0	30.3	27.7

The Company prospectively updates the effective interest rate at each reporting date based on updated cash flow projections.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between December 31, 2024 and June 30, 2025:

Amount of liability
(in thousands)
Balance as of December 31, 2024 (includes $5.0 million presented as "Accrued expenses and other current liabilities)	$439,881
Royalty payments to the Purchaser	(6,453)
Interest expense for the period	27,079
Balance as of June 30, 2025 (includes $5.2 million presented as "Accrued expenses and other current liabilities)	$460,507

9Shareholders' (deficit) / equity

In January 2025, the Company received net proceeds of $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, through a follow-on public offering of 4.4 million ordinary shares at a public offering price of $17.00 per ordinary share.

In February 2025, the Company received an additional $10.4 million in net proceeds after related offering expenses upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

10Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2025, the Company’s shareholders authorized an additional 2,400,000 shares for issuance under the 2014 Plan. As of June 30, 2025, a total of 4,484,501 ordinary shares remain available for issuance under the 2014 Plan.

In June 2018, the Company’s shareholders adopted and approved the uniQure N.V. Employee Stock Purchase Plan (as amended, the “ESPP”) allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to the lower of: (i) 85% of the closing market price on the offering date or (ii) 85% of the closing market price on the purchase date.

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of manufacturing services revenue	$—	$690	$—	$1,035
Research and development	2,758	2,856	5,221	6,281
Selling, general and administrative	2,326	3,334	4,273	6,755
Total	$5,084	$6,880	$9,494	$14,071

Share-based compensation expense / (income) recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$1,662	$2,660	$3,299	$5,573
Restricted share units	2,547	4,214	4,760	8,584
Performance share units	875	3	1,435	(96)
Employee share purchase plan	—	3	—	10
Total	$5,084	$6,880	$9,494	$14,071

As of June 30, 2025, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$15,146	2.72
Restricted share units	21,007	2.26
Performance share units	2,214	0.50
Total	$38,367	2.34

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

The following table summarizes option activity under the 2014 Plans for the six months ended June 30, 2025:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2024	4,967,160	19.87
Granted	1,150,410	$12.56
Forfeited	(81,265)	$13.14
Expired	(693,203)	$30.81
Exercised	(21,240)	$9.55
Outstanding at June 30, 2025	5,321,862	$17.16
Thereof, fully vested, and exercisable on June 30, 2025	3,044,471	$21.06
Thereof, outstanding and expected to vest after June 30, 2025	2,277,391	$11.94
Outstanding and expected to vest after December 31, 2024	1,838,603	$11.46

Total weighted average grant date fair value of options issued during the period (in $ millions)	$8.8

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Assumptions
Expected volatility	80%	70%	70% - 80%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk free interest rate	4,64%	4,32%	4,36% - 4,64%	4,32%
Expected dividend yield	0%	0%	0%	0,0%

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2025:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	1,659,898	$10.71
Granted	1,367,990	$12.24
Vested	(716,318)	$12.28
Forfeited	(143,601)	$9.99
Non-vested at June 30, 2025	2,167,969	$11.20

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$16.7

RSUs generally vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

Awards of PSUs are subject to the achievement of specified performance objectives. The fair value of PSUs granted in 2022 and 2024 is determined at the grant date by reference to share-price. The fair value of PSUs awarded in 2024 and for which the service period precedes the grant date, is determined by reference to the price of the Company’s ordinary shares as of June 30, 2025.

The following table summarizes the PSU activity for the six months ended June 30, 2025:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	150,120	$21.65
Vested	(66,500)	$26.70
Forfeited	(38,620)	$20.24
Non-vested at June 30, 2025	45,000	$15.40
PSUs awarded but not yet granted	230,000	$13.94
Total non-vested and discretionary PSUs	275,000	$14.18

In the six months ended June 30, 2025, there was an increase in the number of ordinary shares awarded, of 115,000 shares, related to the PSUs awarded but not yet granted, as a result of the increase of the expected payout from 100% to 200%.

ESPP

During the six months ended June 30, 2025 nil ordinary shares were issued under the ESPP compared to 10,150 during the same period in 2024. As of June 30, 2025, 86,712 ordinary shares remain available for issuance under the ESPP compared to a total of 86,712 as of June 30, 2024.

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

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue	$5,262	$11,126	$6,829	$19,611
Less:
Employee related expenses	(14,525)	(22,665)	(28,741)	(47,048)
Laboratory and development expenses	(15,593)	(9,404)	(31,560)	(18,480)
Professional fees	(3,124)	(2,696)	(5,181)	(4,959)
Facility expenses	(1,704)	(4,624)	(3,371)	(9,763)
Consumables	(697)	(3,472)	(1,633)	(6,684)
Other segment items(1)	(1,945)	(631)	(2,979)	(8,063)
Segment operating loss	(32,326)	(32,366)	(66,636)	(75,386)
Reconciliation
Depreciation and amortization expense	(3,630)	(2,670)	(8,157)	(5,299)
Share-based compensation expense	(5,084)	(6,880)	(9,494)	(14,071)
Fair value loss - contingent consideration	(2,254)	1,786	(3,470)	1,621
Foreign currency gains / (losses), net	18,638	(989)	25,810	(2,134)
Interest income	3,524	5,805	7,651	12,313
Interest expense - Royalty Financing Agreement	(13,770)	(12,438)	(27,079)	(24,839)
Interest expense - Hercules debt facility	(1,821)	(3,719)	(3,621)	(7,415)
Other reconciling items	(571)	(3,880)	4,561	(5,103)
Consolidated loss before income tax expense	$(37,294)	$(55,351)	$(80,435)	$(120,313)

(1)	Other segment items included in segment operating loss include costs related to intellectual property, information technology and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands.

12	CSL Behring collaboration

In June 2020, uniQure biopharma B.V. entered into the CSL Behring Agreement, pursuant to which CSL Behring received exclusive global rights to HEMGENIX®.

Following the divestiture of the Company’s commercial manufacturing activities located in Lexington, MA in July 2024 (“Lexington Transaction”), the Company determined that it is an agent in the sale of HEMGENIX® to CSL Behring. As a result of the Company being an agent, the Company recognizes corresponding costs related to the purchase of HEMGENIX® from Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”) net of income from the sales of HEMGENIX® to CSL Behring as well as income related to the release of liabilities associated with expected net losses in Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Accounts receivable related to collaboration services and royalty revenue were as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Accounts receivable	$5,606	$5,881
Total	$5,606	$5,881

13	Other income

Other income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Sale of critical reagents to Genezen	$—	$—	$6,000	$—
Research and development grants from Dutch authorities	1,392	1,662	3,111	2,886
Sublease income	801	173	1,259	325
Other	404	148	533	148
Total	$2,597	$1,983	$10,903	$3,359

In the three and six months ended June 30, 2025 the Company recognized nil and $6.0 million in income, respectively, related to a one-time sale of critical reagents to Genezen. There were no sales of critical reagents in the comparative prior period.

14	Income taxes

The Company recorded $0.5 million and $0.9 million deferred tax expense in relation to its operations in the U.S. during the three and six months ended June 30, 2025, respectively. The Company recorded $0.9 million and $1.6 million deferred tax expense in relation to its operations in the U.S. during the three and six months ended June 30, 2024, respectively.

The effective income tax rate of 1.1% and 1.1% during the three and six months ended June 30, 2025 (during the three and six months ended June 30, 2024, 1.7% and 1.3%, respectively) is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax assets in France.

15Basic and diluted earnings per share

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company has incurred a loss in the three and six months ended June 30, 2025, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of loss per share for the three and six months ended June 30, 2025. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of June 30, 2025 and June 30, 2024, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans	5,321,862	5,706,985	5,321,862	5,706,985
Non-vested RSUs and PSUs	2,442,969	2,762,523	2,442,969	2,762,523
Total anti-dilutive ordinary share equivalents	7,764,831	8,469,508	7,764,831	8,469,508

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, refractory mesial temporal lobe epilepsy (“MTLE”), Fabry disease, and amyotrophic lateral sclerosis caused by mutations in superoxide dismutase 1 (“SOD1-ALS”).

Business Developments

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

In May 2025, we announced key safety observations from the third cohort of the Phase I/II study evaluating the impact of prophylactic immunosuppression in 12 patients receiving AMT-130. AMT-130 was generally well-tolerated at both doses with no treatment-related serious adverse events. Three serious adverse events related to immunosuppression were observed and resolved with supportive care.

In the third quarter of 2025, we expect to present 3-year follow-up data from the ongoing Phase I/II studies of AMT-130 in support of a potential Biologics License Application (“BLA”) submission.

We plan to initiate a fourth cohort in the third quarter of 2025 as part of the ongoing clinical development of AMT-130. This open-label, single-arm U.S. study will evaluate the safety of the high-dose administration of AMT-130 in six patients with lower striatal volumes compared to those of patients enrolled in previous cohorts.

Regulatory Alignment

In December 2024, following our initial Type B meeting, we announced that we had reached agreement with the FDA on key elements of an Accelerated Approval pathway for AMT-130. In correspondence leading up to and following the Type B meeting, the FDA agreed that data from the ongoing Phase I/II studies of AMT-130, compared to a natural history external control, may serve as the primary basis for a BLA, submission under the FDA’s accelerated approval pathway. The FDA also agreed that composite Unified Huntington’s Disease Rating Scale (“cUHDRS”) may be used as an intermediate clinical endpoint and that reductions in neurofilament light chain (“NfL”) measured in cerebrospinal fluid (“CSF”) may serve as supportive evidence of therapeutic benefit in the application for such accelerated approval.

In June 2025, we announced the outcomes of our April 2025 Type B meeting with the FDA to discuss the proposed use of external control data and the prospectively defined statistical analysis plan (“SAP”). The primary efficacy analysis will evaluate the 3-year change in cUHDRS in high-dose AMT-130 patients compared to a propensity score-matched external control arm derived from the ENROLL-HD dataset  – a large, prospective, longitudinal, natural history study of patients with Huntington’s disease. Certain sensitivity analyses, including one using a propensity score-weighted methodology, will also be provided. The FDA also agreed that ENROLL-HD may be acceptable as the external control dataset for the primary analysis of the trial data along with additional sensitivity analyses using the TRACK-HD/TRACK-ON and PREDICT-HD datasets.

We simultaneously announced the outcome of our March 2025 Type B meeting with the FDA to discuss the Chemistry, Manufacturing, and Controls (“CMC”) requirements in support of our planned BLA submission for AMT-130. The FDA agreed that validation of the AMT-130 manufacturing process should be possible using experience and prior knowledge from the etranacogene dezaparvovec-drlb (“HEMGENIX®”) process, complemented with additional full-scale AMT-130 Good Manufacturing Practice (“GMP”) batches and a single process performance qualification batch.  The FDA also agreed with our proposed drug product release testing plan, including the proposed potency assay, pending completion of qualification and specification setting activities.

In July 2025, we submitted the final SAP to the FDA. Additionally, we initiated our Process Performance Qualification (“PPQ”) campaign to support the planned BLA submission.

Financing

In January 2025, we received net proceeds of $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 4.4 million ordinary shares at a public offering price of $17.00 per ordinary share. In February 2025, we received an additional $10.4 million in net proceeds after related offering expenses upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

Organization

In June 2025, we announced the appointment of Kylie O’Keefe as Chief Customer and Strategy Officer, responsible for leading all commercial and medical affairs.  Ms. O’Keefe is an accomplished business leader with broad biopharmaceutical experience. Most recently, Ms. O’Keefe served as Chief Commercial Officer at PTC Therapeutics and previously held key roles at LEO Pharma.

Recent Developments of other Product Candidates

Temporal lobe epilepsy program (AMT-260)

We are conducting a Phase I/IIa clinical trial (GenTLE) of AMT-260 for the treatment of MTLE in the United States. GenTLE consists of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and first signs for efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept data. The FDA-approved study protocol provides that the first three patients to be enrolled in the study are required to have Magnetic Resonance Imaging (“MRI”)-confirmed unilateral, hippocampal sclerosis.

In November 2024 we announced that the first patient had been dosed in GenTLE. In addition, the FDA in February 2025 approved a protocol amendment expanding the inclusion criteria for certain patients in the first cohort to include patients with non-lesional mesial temporal lobe epilepsy in the non-dominant hemisphere. In May 2025 we presented initial safety and exploratory efficacy data from the first treated patient showing a 92% reduction in seizure frequency observed through the first five months of follow up with no serious safety events.

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

We continue to enroll patients in the Phase I/IIa study and expect to present initial safety and exploratory efficacy data at the 15th ICIEM 2025 in Kyoto, Japan on Friday, September 5, 2025.

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

We continue to enroll patients in the Phase I/II EPISOD1 study and expect to present initial data in the first half of 2026.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Total revenues	$5,262	$11,126	$6,829	$19,611
Cost of license revenues	(656)	(234)	(853)	(384)
Cost of contract manufacturing revenues	—	(7,227)	—	(16,303)
Research and development expenses	(35,383)	(33,655)	(71,523)	(74,347)
Selling, general and administrative expenses	(13,500)	(15,767)	(24,408)	(29,704)
Net loss	(37,719)	(56,299)	(81,356)	(121,917)

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents and investment securities of $377.0 million and $367.5 million, respectively. We had a net loss of $37.7 million and $81.4 million in the three and six months ended June 30, 2025, respectively, compared to a net loss of $56.3 million and $121.9 million for the same period in 2024. As of June 30, 2025 and December 31, 2024, we had accumulated deficits of $1,211.3 million and $1,130.0 million, respectively.

See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies as well as a discussion of our critical accounting estimates are presented in our Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2025.

Contract manufacturing

We entered into a development and commercial supply agreement with CSL Behring LLC (“CSL Behring”) in June 2020 for the commercial supply of HEMGENIX®. In July 2024, we divested our commercial manufacturing activities located in Lexington, MA (“Lexington Transaction”). Prior to the Lexington Transaction, we recognized contract manufacturing revenues related to contract manufacturing HEMGENIX® for CSL Behring and the cost to manufacture HEMGENIX® under such agreement as cost of contract manufacturing.

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

Selling, general and administrative expenses

Our general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio. We anticipate that our selling, general and administrative expenses will increase in the future to support activities related to the potential commercialization of AMT-130 in the United States.

Other items, net

Our other income generally consists of payments received to subsidize our research and development efforts, income from the subleasing of our Amsterdam facility and our Lexington, MA research and development facility, and for the six months ended June 30, 2025, income from a one-time sale of critical reagents.

Following the Lexington Transaction, our other expense primarily consists of costs incurred under our commercial supply agreement (“CSA”) with Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”). These include costs related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA. Additionally, other expenses also consist of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table presents a comparison of our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Total revenues	$5,262	$11,126	$(5,864)
Operating expenses:
Cost of license revenues	(656)	(234)	(422)
Cost of contract manufacturing	—	(7,227)	7,227
Research and development expenses	(35,383)	(33,655)	(1,728)
Selling, general and administrative expenses	(13,500)	(15,767)	2,267
Total operating expenses	(49,539)	(56,883)	7,344
Other income	2,597	1,983	614
Other expense	(2,185)	(236)	(1,949)
Loss from operations	(43,865)	(44,010)	145
Non-operating income / (expense), net	6,571	(11,341)	17,912
Net loss before income tax expense	$(37,294)	$(55,351)	$18,057
Income tax expense	(425)	(948)	523
Net loss	$(37,719)	$(56,299)	$18,580

Revenue

Our revenue for the three months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
License revenues	$5,262	$1,869	$3,393
Contract manufacturing revenues	—	2,124	(2,124)
Collaboration revenues	—	7,133	(7,133)
Total revenues	$5,262	$11,126	$(5,864)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended June 30, 2025 and June 30, 2024, we recognized $5.3 million and $1.9 million of license revenues, respectively.

Contract manufacturing revenues

We recognized contract manufacturing revenues related to the manufacturing of HEMGENIX® for CSL Behring prior to the Lexington Transaction. Contract manufacturing revenues were realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized nil contract manufacturing revenues in the three months ended June 30, 2025, compared to $2.1 million for the same period in 2024.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied. For the three months ended June 30, 2025 and 2024 we recognized nil and $7.1 million of collaboration revenue from CSL Behring, respectively. The decrease in collaboration revenue of $7.1 million in the three months ended June 30, 2025 compared to the same period in 2024 was due to the absence of applicable development and other services having been provided to CSL Behring in connection with the CSL Behring Agreement in 2025.

Cost of contract manufacturing

Costs of contract manufacturing in the three months ended June 30, 2025 were nil. In the three months ended June 30, 2024 we incurred $7.2 million costs of contract manufacturing related to the manufacture of HEMGENIX® prior to the Lexington Transaction in July 2024.

R&D expense

R&D expenses for the three months ended June 30, 2025 were $35.4 million, compared to $33.7 million for the same period in 2024. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Three months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Huntington's disease (AMT-130)	$10,517	$2,894	$7,623
Temporal lobe epilepsy (AMT-260)	1,955	1,998	(43)
Fabry disease (AMT-191)	1,255	1,455	(200)
Amyotrophic lateral sclerosis (AMT-162)	1,098	1,652	(554)
Programs in preclinical development and platform related expenses	405	898	(493)
Total direct research and development expenses	$15,230	$8,897	$6,333

Employee and contractor-related expenses	9,523	13,035	(3,512)
Facility expenses	3,853	5,976	(2,123)
Share-based compensation expense	2,758	2,856	(98)
Fair value changes related to contingent consideration	2,254	(1,786)	4,040
Disposables	559	1,420	(861)
Severance costs	—	1,098	(1,098)
Other expenses	1,206	2,159	(953)
Total other research and development expenses	$20,153	$24,758	$(4,605)

Total research and development expenses	$35,383	$33,655	$1,728

Direct research and development expenses

General

Prior to the Lexington Transaction, we supplied GMP material utilized in our clinical programs for Huntington’s disease and Fabry disease as well as GMP material needed for our preclinical programs using our in-house manufacturing facility. The related expenses were part of “other research and development expenses”. Following the closing of the Lexington Transaction we rely on third party suppliers and present associated expenses for these activities within “direct research and development expenses”.

Huntington’s disease (AMT-130)

In the three months ended June 30, 2025 and June 30, 2024, we incurred costs of $10.5 million and $2.9 million respectively. The increase of $7.6 million in external cost in 2025 compared to 2024 was primarily driven by activities related to the preparation of the BLA submission for AMT-130 in the United States. The remainder of the external costs for the development of AMT-130 incurred during the three months ended June 30, 2025 were related to the execution of our U.S. and European studies.

Temporal lobe epilepsy (AMT-260)

In the three months ended June 30, 2025 and June 30, 2024, we incurred costs of $2.0 million and $2.0 million respectively, for the development of AMT-260. We incurred costs of $1.7 million and $0.2 million related to clinical trials and CMC development, respectively, compared to costs of $0.8 million and $1.1 million in the comparative period.

Fabry disease (AMT-191)

In the three months ended June 30, 2025 and June 30, 2024, we incurred costs of $1.3 million and $1.5 million, respectively, related to our development of AMT-191. We incurred costs of $1.1 million and $0.1 million related to clinical trials and CMC development, respectively, compared to costs of $1.3 million and $0.1 million in the comparative period.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the three months ended June 30, 2025 and June 30, 2024, we incurred $1.1 million and $1.7 million of expenses, respectively, to initiate a Phase I/II clinical trial which enrolled the first patient in October 2024. We incurred $1.0 million and $0.1 million related to clinical trials and CMC development, respectively, compared to $1.0 million and $0.7 million in the comparative period.

Preclinical programs & platform development

In the three months ended June 30, 2025 and June 30 2024, we incurred $0.4 million and $0.9 million of costs, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $9.5 million in personnel and contractor-related expenses in the three months ended June 30, 2025, compared to $13.0 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024 as well as a reduction in expense following the August 2024 restructuring;
●	We incurred $3.9 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the three months ended June 30, 2025, compared to $6.0 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024;
●	We incurred $2.8 million in share-based compensation expenses in the three months ended June 30, 2025, compared to $2.9 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We recognized a $2.3 million loss in the three months ended June 30, 2025, related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $1.8 million gain for the same period in 2024;
●	We incurred $0.6 million in disposable costs in the three months ended June 30, 2025, compared to $1.4 million for the same period in 2024;
●	We incurred nil of severance costs related to the Lexington Transaction in the three months ended June 30, 2025, compared to $1.1 million for the same period in 2024; and
●	We incurred $1.2 million of other expenses for the three months ended June 30, 2025, compared to $2.2 million for the same period in 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $13.5 million, compared to $15.8 million for the same period in 2024.

	Three months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Employee and contractor-related expenses	$5,397	$5,669	$(272)
Professional fees	3,428	4,053	(625)
Share-based compensation expense	2,326	3,334	(1,008)
Depreciation and facility costs	578	645	(67)
Intellectual property fees	281	303	(22)
Information technology costs	193	245	(52)
Severance costs	—	300	(300)
Other expenses	1,297	1,218	79
Total selling, general and administrative expenses	$13,500	$15,767	$(2,267)

●	We incurred $5.4 million in personnel and contractor-related expenses in the three months ended June 30, 2025, compared to $5.7 million in the same period in 2024. The decrease was primarily related to the reduction in personnel and contractors as a result of the divestment of our commercial manufacturing activities and the organizational restructuring in August 2024;
●	We incurred $3.4 million in professional fees in the three months ended June 30, 2025, compared to $4.1 million in the same period in 2024. We regularly incur accounting, audit and legal fees;
●	We incurred $2.3 million in share-based compensation expenses in the three months ended June 30, 2025, compared to $3.3 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $0.3 million in intellectual property fees including registration and professional fees in the three months ended June 30, 2025 compared to $0.3 million in the same period in 2024; and
●	We incurred $1.3 million in other expenses in the three months ended June 30, 2025, compared to $1.2 million in the same period in 2024.

Other items, net

Our other items, net, for the three months ended June 30, 2025 and June 30, 2024 were as follows:

	Three months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Research and development grants from Dutch authorities	1,392	1,662	(270)
Sublease income / (expense), net	347	(63)	410
Supply of HEMGENIX® to CSL Behring	(1,731)	—	(1,731)
Other income, net	404	148	256
Total other income, net	$412	$1,747	$(1,335)

We recognized $1.7 million and nil in net other expenses during the three months ended June 30, 2025 and June 30 2024, respectively, related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

Other non-operating items, net

Our other non-operating items, net, for the three months ended June 30, 2025 and June 30, 2024 were as follows:

	Three months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Interest income	$3,524	$5,805	$(2,281)
Interest expense - Royalty Financing Agreement	(13,770)	(12,438)	(1,332)
Interest expense - Hercules debt facility	(1,821)	(3,719)	1,898
Foreign currency gains, net	18,638	(989)	19,627
Total non-operating expense, net	$6,571	$(11,341)	$17,912

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $3.5 million in interest income in the three months ended June 30, 2025, compared to $5.8 million in the same period in the prior year. Our interest income decreased by $2.3 million, primarily due to lower balances of cash and cash equivalents and investment securities during the three months ended June 30, 2025, compared to the same period in the prior year.

We recognized interest expense of $1.8 million and $3.7 million in the three months ended June 30, 2025, and June, 30, 2024, respectively, related to the Hercules Capital, Inc. (“Hercules”) debt facility. Interest expense decreased by $1.9 million in 2025, compared to 2024, primarily due to the $50.0 million repayment of Hercules debt in July 2024, as well as a decrease in market interest rates.

We conduct transactions and hold monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are re-measured at period-end exchange rates, and resulting foreign-currency transaction gains and losses are recorded in the Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency gain, related to our borrowings from Hercules, our royalty purchase agreement (the “Royalty Financing Agreement”) and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $18.6 million during the three months ended June 30, 2025, compared to a net loss of $1.0 million during the same period in 2024.

Income tax expense

We recognized $0.4 million of deferred tax expense in the three months ended June 30, 2025, and $0.9 million of deferred tax expense for the same period in 2024.

Results of Operations

Comparison of the six months ended June 30, 2025 and 2024

The following table presents a comparison of our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Total revenues	$6,829	$19,611	$(12,782)
Operating expenses:
Cost of license revenues	(853)	(384)	(469)
Cost of contract manufacturing	—	(16,303)	16,303
Research and development expenses	(71,523)	(74,347)	2,824
Selling, general and administrative expenses	(24,408)	(29,704)	5,296
Total operating expenses	(96,784)	(120,738)	23,954
Other income	10,903	3,359	7,544
Other expense	(4,144)	(470)	(3,674)
Loss from operations	(83,196)	(98,238)	15,042
Non-operating income / (expense), net	2,761	(22,075)	24,836
Loss before income tax expense	$(80,435)	$(120,313)	39,878
Income tax expense	(921)	(1,604)	683
Net loss	$(81,356)	$(121,917)	$40,561

Revenue

Our revenue for the six months ended June 30, 2025 and 2024 was as follows:

	Six months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
License revenues	$6,829	$3,071	$3,758
Contract manufacturing revenues	—	6,114	(6,114)
Collaboration revenues	—	10,426	(10,426)
Total revenues	$6,829	$19,611	$(12,782)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the six months ended June 30, 2025 and June 30, 2024, we recognized $6.8 million and $3.1 million of license revenues, respectively.

Contract manufacturing revenues

We recognized contract manufacturing revenues related to the manufacturing of HEMGENIX® for CSL Behring prior to the Lexington Transaction. Contract manufacturing revenues were realized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized nil contract manufacturing revenues in the six months ended June 30, 2025, compared to $6.1 million for the same period in 2024.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenue related to these contracted services is recognized when the performance obligations are satisfied. For the six months ended June 30, 2025 and 2024 we recognized nil and $10.4 million of collaboration revenue for CSL Behring, respectively. The decrease in collaboration revenue of $10.4 million in the six months ended June 30, 2025 compared to the same period in 2024 was due to the absence of applicable development and other services having been provided to CSL Behring in connection with the CSL Behring Agreement in 2025.

Cost of contract manufacturing

We incurred nil costs of contract manufacturing in the six months ended June 30, 2025. In the six months ended June 30, 2024 we incurred $16.3 million costs of contract manufacturing related to the manufacture of HEMGENIX® prior to the Lexington Transaction in July 2024.

R&D expense

R&D expenses for the six months ended June 30, 2025 were $71.5 million, compared to $74.3 million for the same period in 2024. Other research and development expenses are separately classified in the table below. These other expenses are not allocated as they are deployed across multiple projects under development.

	Six months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Huntington's disease (AMT-130)	$18,747	$5,320	$13,427
Temporal lobe epilepsy (AMT-260)	4,030	4,252	(222)
Fabry disease (AMT-191)	3,442	2,825	617
Amyotrophic lateral sclerosis (AMT-162)	2,929	3,629	(700)
Programs in preclinical development and platform related expenses	1,685	1,347	338
Total direct research and development expenses	$30,833	$17,373	$13,460

Employee and contractor-related expenses	19,682	29,958	(10,276)
Facility expenses	8,403	13,071	(4,668)
Share-based compensation expense	5,221	6,281	(1,060)
Fair value changes related to contingent consideration	3,470	(1,621)	5,091
Disposables	1,386	3,341	(1,955)
Severance costs	—	1,098	(1,098)
Other expenses	2,528	4,846	(2,318)
Total other research and development expenses	$40,690	$56,974	$(16,284)

Total research and development expenses	$71,523	$74,347	$(2,824)

Direct research and development expenses

General

Prior to the Lexington Transaction, we supplied GMP material utilized in our clinical programs for Huntington’s disease and Fabry disease as well as GMP material needed for our preclinical programs using our in-house manufacturing facility in Lexington, MA. The related expenses were part of “other research and development expenses”. Following the closing of the Lexington Transaction we rely on third party suppliers and present associated expenses for these activities within “direct research and development expenses”.

Huntington’s disease (AMT-130)

In the six months ended June 30, 2025 and June 30, 2024, we incurred costs of $18.7 million and $5.3 million respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our U.S. and European studies. The increase of $13.4 million in external cost in 2025 compared to 2024 was primarily driven by activities related to the preparation of the BLA submission for AMT-130 in the United States.

Temporal lobe epilepsy (AMT-260)

In the six months ended June 30, 2025 and June 30, 2024, we incurred costs of $4.0 million and $4.3 million respectively, for the development of AMT-260. We incurred $3.3 million and $0.7 million related to clinical trials and CMC development, respectively, compared to $1.3 million and $2.8 million in the comparative period.

Fabry disease (AMT-191)

In the six months ended June 30, 2025 and June 30, 2024, we incurred costs of $3.4 million and $2.8 million, respectively, related to our development of AMT-191. We incurred $3.2 million and $0.2 million related to clinical trials and CMC development, respectively, compared to $2.7 million and $0.1 million in the comparative period.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the six months ended June 30, 2025 and June 30, 2024, we incurred $2.9 million and $3.6 million of expenses, respectively, to initiate a Phase I/II clinical trial which enrolled the first patient in October 2024. We incurred $2.8 million and $0.2 million related to clinical trials and CMC development, respectively, compared to $1.9 million and $1.7 million in the comparative period.

Preclinical programs & platform development

In the six months ended June 30, 2025 and June 30 2024, we incurred $1.7 million and $1.3 million of costs, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $19.7 million in personnel and contractor-related expenses in the six months ended June 30, 2025, compared to $30.0 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024 as well as a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $8.4 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the six months ended June 30, 2025, compared to $13.1 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024;
●	We incurred $5.2 million in share-based compensation expenses in the six months ended June 30, 2025, compared to $6.3 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We recognized a $3.5 million loss in the six months ended June 30, 2025, related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to $1.6 million gain for the same period in 2024;
●	We incurred $1.4 million in disposable costs in the six months ended June 30, 2025, compared to $3.3 million for the same period in 2024;
●	We incurred nil of severance costs related to the Lexington Transaction in the six months ended June 30, 2025, compared to $1.1 million for the same period in 2024; and
●	We incurred $2.5 million of other expenses for the six months ended June 30, 2025, compared to $4.8 million for the same period in 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 were $24.4 million, compared to $29.7 million for the same period in 2024.

	Six months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Employee and contractor-related expenses	$10,882	$11,888	$(1,006)
Professional fees	5,331	6,094	(763)
Share-based compensation expense	4,273	6,755	(2,482)
Depreciation and facility costs	958	1,087	(129)
Intellectual property fees	564	891	(327)
Information technology costs	474	512	(38)
Severance costs	—	300	(300)
Other expenses	1,926	2,177	(251)
Total selling, general and administrative expenses	$24,408	$29,704	$(5,296)

●	We incurred $10.9 million in personnel and contractor-related expenses in the six months ended June 30, 2025, compared to $11.9 million in the same period in 2024. The decrease was primarily related to the reduction in personnel and contractors as a result of the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $5.3 million in professional fees in the six months ended June 30, 2025, compared to $6.1 million in the same period in 2024. We regularly incur accounting, audit and legal fees;
●	We incurred $4.3 million in share-based compensation expenses in the six months ended June 30, 2025, compared to $6.8 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $0.6 million in intellectual property fees including registration and professional fees in the six months ended June 30, 2025 compared to $0.9 million in the same period in 2024;
●	We incurred nil of severance costs related to the Lexington Transaction in the six months ended June 30, 2025, compared to $0.3 million in 2024; and
●	We incurred $1.9 million in other expenses in the six months ended June 30, 2025, compared to $2.2 million in the same period in 2024.

Other items, net

Our other items, net, for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Sale of critical reagents to Genezen	$6,000	$—	$6,000
Research and development grants from Dutch authorities	3,111	2,886	225
Sublease income / (expense), net	371	(145)	516
Supply of HEMGENIX® to CSL Behring	(3,256)	—	(3,256)
Other income, net	533	148	385
Total other income, net	$6,759	$2,889	$3,870

In the six months ended June 30, 2025 we recognized $6.0 million in income related to a one-time sale of critical reagents to Genezen (nil in the prior period).

We recognized $3.3 million and nil in net other expenses during the six months ended June 30, 2025, and June 30, 2024, respectively, related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

Other non-operating items, net

Our other non-operating items, net, for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six months ended June 30,
	2025	2024	2025 vs 2024

	(in thousands)
Interest income	$7,651	$12,313	$(4,662)
Interest expense - Royalty Financing Agreement	(27,079)	(24,839)	(2,240)
Interest expense - Hercules debt facility	(3,621)	(7,415)	3,794
Foreign currency gains / (losses), net	25,810	(2,134)	27,944
Total non-operating expense, net	$2,761	$(22,075)	$24,836

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $7.7 million in interest income in the six months ended June 30, 2025, compared to $12.3 million in the same period in the prior year. Our interest income decreased by $4.7 million, primarily due to lower balances of cash and cash equivalents and investment securities during the six months ended June 30, 2025, compared to the same period in the prior year.

We recognized interest expense of $3.6 million and $7.4 million in the six months ended June 30, 2025, and June, 30, 2024, respectively, related to the Hercules debt facility. Interest expense decreased by $3.8 million in 2025, compared to 2024, primarily due to the $50.0 million repayment of Hercules debt in July 2024, as well as a decrease in market interest rates.

We conduct transactions and holds monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are re-measured at period-end exchange rates, and resulting foreign-currency transaction gains and losses are recorded in the Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $25.8 million during the six months ended June 30, 2025, compared to a net loss of $2.1 million during the same period in 2024.

Income tax expense

We recognized $0.9 million of deferred tax expense in the six months ended June 30, 2025, and $1.6 million of deferred tax expense for the same period in 2024.

Financial Position, Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents, restricted cash and investment securities of $378.5 million. Until such time, if ever, as we can generate substantial cash flows from successfully commercializing our proprietary product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, and licensing arrangements. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents and investment securities will fund our operations into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including the timing of a potential BLA submission, the progress of regulatory interactions, approval (if any) and commercialization efforts with respect to AMT-130. We expect that we will require additional funding to support the commercialization of AMT-130 in the United States and if we decide to advance any of our other clinical product candidates into late-stage clinical development. Our current material cash requirements include the following contractual and other obligations:

Debt

As of June 30, 2025, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. Future interest payments and financing fees associated with the loan total $12.9 million, with $8.6 million payable within 12 months. We are contractually required to repay the $50.0 million in full in January 2027.

Leases

We have entered into lease arrangements for facilities, including corporate, laboratories and office space. As of June 30, 2025, we had fixed lease payment obligations of $23.2 million, with $4.4 million payable within 12 months. Following the Lexington Transaction, we assigned our lease for our prior manufacturing facility in Lexington, MA (the “Lexington Facility”) to Genezen. As of June 30, 2025, we continue to guarantee $18.5 million of fixed lease payments under the lease for the Lexington Facility until the end of the lease term in May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In connection with our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In December 2024, we made a payment of EUR 30.0 million ($31.5 million) to the former shareholders of uniQure France SAS following the dosing of the first patient in Phase I/II clinical trial for AMT-260. As of June 30, 2025, our remaining commitment amounts include EUR 160.0 million ($187.9 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestone will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of June 30, 2025, of $1.17/€1.00. As of June 30, 2025, we expect these obligations will become payable between 2029 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

Commitments related to the CSA and the DMSA with Genezen

Our CSA with Genezen requires us to take or pay contract manufacturing services for HEMGENIX® during a three-year period ending July 2027. As of June 30, 2025, our remaining minimum purchase commitments to Genezen amount to $25.2 million, with $13.6 million to be paid within the next 12 months. CSL Behring’s minimum purchase commitments to us over the next 12 months are $17.5 million.

Our development and other manufacturing services agreement (“DMSA”) with Genezen requires us to take or pay contract development services during a three-year period ending July 2027. As of June 30, 2025 our remaining minimum purchase commitments amount to $9.8 million with $3.8 million to be paid within the next 12 months.

The table below summarizes our consolidated cash flow data for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$160,329	$244,544
Net cash used in operating activities	(83,995)	(93,286)
Net cash generated from investing activities	93,172	141,922
Net cash generated from financing activities	80,714	50
Foreign exchange impact	5,052	(2,191)
Cash, cash equivalents and restricted cash at the end of period	$255,272	$291,039

We had previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $37.7 million and $81.4 million in the three and six months ended June 30, 2025, respectively, compared to a net loss of $56.3 million and $121.9 million during the same period in 2024. As of June 30, 2025, we had an accumulated deficit of $1,211.3 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners as well as $370.1 million from selling a portion of royalties due from our collaboration partner CSL Behring in 2023. Between July 2021 and July 2023, we collected $617.4 million from CSL Behring as a result of the sale of HEMGENIX® to CSL Behring and other milestones collected from CSL Behring, and we are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from the Royalty Financing Agreement) on net sales of HEMGENIX®.

In January 2025, we raised net proceeds of $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 4.4 million ordinary shares at a price to the public of $17.00 per ordinary share. In February 2025, we raised an additional $10.4 million in net proceeds after related offering expenses upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

In May 2023, we amended our debt facility with Hercules (the “2023 Amended Facility”). The 2023 Amended Facility extends the Maturity Date (as defined in the 2023 Amended Facility) and interest-only period from December 2025 to January 2027. In connection with the Lexington Transaction in July 2024 we amended our debt facility again (the “2024 Amended Facility”) and repaid $50.0 million of the principal balance outstanding. We are required to repay the remaining principal balance of $50.0 million on the Maturity Date. The interest rate is adjustable and is the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum. We owe a back-end fee of $2.4 million on December 1, 2025 and a back-end fee of $0.6 million on the Maturity Date.

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

Net cash used in operating activities

Net cash used in operating activities was $84.0 million for the six months ended June 30, 2025 and consisted of net loss of $81.4 million adjusted for non-cash items, including depreciation and amortization expense of $8.2 million, amortization of the discount on investment securities of $4.2 million, share-based compensation expense of $9.5 million, $20.6 million of interest expense net of interest paid related the Royalty Financing Agreement, a change in deferred taxes of $0.9 million, changes in the fair value of contingent consideration of $3.5 million, and unrealized foreign exchange gains of $25.2 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $12.3 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $6.8 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $5.6 million.

Net cash used in operating activities was $93.3 million for the six months ended June 30, 2024 and consisted of net loss of $121.9 million adjusted for non-cash items, including depreciation and amortization expense of $5.3 million, amortization of the discount on investment securities of $6.7 million, share-based compensation expense of $14.1 million, $22.2 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $1.6 million, changes in the fair value of contingent consideration of $1.6 million, a provision for inventory write-downs of $5.8 million and unrealized foreign exchange losses of $2.9 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $16.7 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $7.2 million. There was an increase in inventory balances of $2.6 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $6.8 million, primarily related to a decrease of $5.2 million from personnel-related accruals.

Net cash generated from investing activities

In the six months ended June 30, 2025, we generated $93.2 million in our investing activities compared to generating $141.9 million for the same period in 2024.

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$213,763	$297,806
Investment in debt securities	(120,205)	(152,936)
Capital expenditures - European sites	(340)	(1,532)
Capital expenditures - Lexington site	(46)	(1,416)
Net cash generated from investing activities	$93,172	$141,922

Net cash generated from financing activities

In the six months ended June 30, 2025, we generated $80.7 million in financing activities compared to generating $0.1 million for the same period in 2024.

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash flows from financing activities
Proceeds from public offering of shares in connection with follow on, net of issuance costs	$80,511	$—
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	203	50
Net cash generated from financing activities	$80,714	$50

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	activities to prepare for the potential commercialization of AMT-130 in Huntington’s disease in the United States;
●	investments to commercialize AMT-130 in Huntington’s disease in the United States including the amounts of revenue we generate following the launch;
●	activities related to submission of a BLA for AMT-130 in Huntington’s disease;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the six months ended June 30, 2025, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We are dependent on the success of our lead product candidate, AMT-130, for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, including inability to demonstrate sufficient safety or efficacy, or challenges associated with its regulatory approval, manufacturing or commercialization could adversely affect our business.
●	We will need to raise additional funding in order to advance the development of our product candidates and support the commercial launch of AMT-130, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
●	We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.
●	If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.
●	Any approved gene therapy we seek to commercialize may fail to achieve the degree of market acceptance by physicians, patients, third party payers and others in the medical community necessary for commercial success.
●	Interim or preliminary results from our clinical trials may change as more data become available, as such data are subject to regulatory audit and verification procedures, and regulatory review, which could result in material changes in the final results and conclusions.
●	We cannot predict when or if we will obtain marketing approval to commercialize our product candidates.
●	The risks associated with the marketing approval process are heightened by the status of our products as gene therapies.
●	We may leverage certain specialized regulatory pathways and designations, such as the FDA’s accelerated approval pathway, RMAT designation and Breakthrough Therapy designation, to develop our product candidates or to seek licensure. Even if one or more of our product candidates receives such a designation or is permitted to pursue such a pathway, we may be unable to obtain and maintain the benefits associated with such designations and pathways.
●	Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage the public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.
●	Our business development and strategic initiatives, including divestitures such as the Lexington Transaction, acquisitions, partnerships, collaborations or other transactions, may not achieve their intended benefits or goals and may result in additional risks to our business.
●	We may not be successful in obtaining rights from external parties to new product candidates and key technologies, or in securing partnerships to support the development or commercialization of our product candidates.

●	The Lexington Transaction may not yield the benefits that we expect and may result in additional risks to our business, including those related to Genezen’s ability to manufacture HEMGENIX in accordance with regulatory requirements and to meet CSL Behring’s supply requirements for commercial product.
●	Gene therapies are complex, expensive and difficult to manufacture. Genezen or any third-party manufacturer that we engage could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.
●	The manufacturing of our products and product candidates is subject to significant government regulations and approvals. We currently rely and expect to continue to rely on third parties to manufacture our product candidates, and these third parties may not perform satisfactorily or may fail to comply with these regulations or maintain these approvals.
●	We had net losses in the years ended December 31, 2024 and 2023, have incurred significant losses in previous years and expect to incur losses in the future, and may never achieve or maintain profitability.
●	There may be future changes in legal and regulatory requirements that may materially impact our results of operations.
●	The market price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	Our future success depends on our ability to retain key executives, technical staff, and other employees and to attract, retain and motivate qualified personnel.
●	We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.

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

We have invested a significant portion of our development efforts and financial resources in the development of our lead clinical product candidate, AMT-130 for the treatment of Huntington’s disease. In July 2024, we announced updated interim data from our ongoing Phase I/II clinical trials of AMT-130. This interim data follows notification from the FDA in June 2024 that the agency granted RMAT designation for AMT-130 based on AMT-130’s potential to address the major unmet medical need among patients with Huntington’s disease. In addition, in December 2024, following our initial Type B meeting, we announced that we had reached agreement with the FDA on key elements of an accelerated approval pathway for AMT-130, including that data from the ongoing Phase I/II studies of AMT-130, compared to a natural history external control, may serve as the primary basis for a BLA submission under the FDA’s accelerated approval pathway. The FDA also agreed that cUHDRS may be used as an intermediate clinical endpoint and that reductions in NfL measured in CSF may serve as supportive evidence of therapeutic benefit in the application for accelerated approval.

We have initiated BLA-readiness activities and have had additional interactions with the FDA in March and April 2025 to discuss the pivotal SAP and CMC requirements for a BLA submission. In June 2025, we announced additional alignment with the FDA toward a planned BLA submission for AMT-130. In addition, in April 2025, we announced that the FDA has granted Breakthrough Therapy designation to AMT-130. This designation is in addition to the FDA’s previously granted RMAT, Orphan Drug and Fast Track designations for the AMT-130 program. Breakthrough Therapy designation is intended to expedite the development and review of investigational therapeutic candidates that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s) by ensuring that drug is eligible for all Fast Track designation features, intensive guidance on an efficient drug development program, and the FDA commitment involving senior managers.

There are numerous factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to, potential patient safety issues; our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development or accelerated approval by the FDA, EMA or any other regulatory authority; our ability to achieve alignment regarding an accelerated approval pathway for AMT-130 with the FDA and the timing of such regulatory alignment and other factors impacting our interactions with the FDA which may be outside of our control; our current beliefs regarding the further development of AMT-130 are based on our interpretation of communications and interactions with the FDA to date, and our efforts to address such communications and interactions, including regulatory authority minutes, may be incorrect; the results from future interim data readouts from our Phase I/II trial, including the three-year follow-up data from treated patients; any requirement for a Phase III confirmatory study; the timing and resources associated with our planned marketing applications; our ability to successfully commercialize AMT-130 should we choose to do so without a partner; challenges with potential development or commercial partners, should we choose to pursue further development or commercialization of AMT-130 with a partner; and our ability to fund the further development and commercialization of the AMT-130 program.

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

Notwithstanding alignment with the FDA on the key elements of the accelerated approval pathway for AMT-130, the FDA has broad discretion with regard to licensure through the accelerated approval program and even if we believe that an accelerated approval program is appropriate for AMT-130, we cannot be certain that the FDA will not require additional studies and trials beyond those that we currently contemplate. Furthermore, even if the FDA reviews a BLA seeking accelerated approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies and SAP support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the accelerated approval program is not appropriate and that our clinical trials and SAP for AMT-130 may  be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. Furthermore, the feedback or requests we receive from the FDA, or other non-U.S. regulatory authority, may be difficult to implement or not implementable at all. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure through the accelerated approval program. A failure to obtain licensure for AMT-130 could result in a longer time period to obtain licensure of our products, could increase the cost of our products’ development, could delay our ability to launch and commercialize AMT-130 in the United States and could significantly harm our financial position and competitive position in the marketplace.

We cannot be certain that AMT-130, or any of our product candidates, will be successful in clinical trials or receive regulatory approval. If we were required to, or if we chose to, discontinue development of AMT-130 or any other current or future product candidate, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability and our business would be adversely affected.

We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Drug development is expensive, time-consuming, and uncertain as to the outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We are currently conducting Phase I/II clinical trials in the U.S. and Europe for AMT-130, our investigational gene therapy for the treatment of Huntington’s disease. In June 2024, we announced that the FDA granted RMAT designation for AMT-130 based on the potential of AMT-130 to address the major unmet medical need among patients with Huntington’s disease. Following our initial Type B meeting with the FDA, we announced in December 2024 that we had reached agreement with the FDA on key elements of an accelerated approval pathway for AMT-130 and have initiated BLA readiness activities based on this regulatory alignment. In addition, in April 2025, we announced that the FDA had granted Breakthrough Therapy designation to AMT-130. We are also advancing three other product candidates through Phase I/II clinical development – AMT-260 for the treatment of MTLE, AMT-162 for the treatment of SOD1-ALS, and AMT-191 for the treatment of Fabry disease.

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

A failure of one or more clinical trials can occur at any stage and for a variety of reasons that we cannot predict with accuracy and that are out of our control. Events that may prevent successful or timely completion of clinical development, as well as product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	insufficient number of patients treated with the product candidate or an insufficient study period for assessing the effectiveness of the product candidate;
●	failures or delays in reaching agreement with regulatory agencies on study design, particularly with respect to our novel gene therapies for which regulatory pathways remain untested;
●	failures or delays in hiring sufficient personnel with the requisite expertise to execute multiple clinical programs simultaneously;
●	failures or delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”) and clinical trial sites;
●	failures or delays in identifying and recruiting patients in our clinical studies;
●	delays in receiving regulatory authorization to conduct our clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	failures or delays in obtaining or failure to obtain required Institutional Review Board (“IRB”) and Institutional Biosafety Committee (“IBC”) approval at each clinical trial site;
●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials or testing;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, our chosen bases for comparison as it relates to measurements of clinical efficacy, our interpretation and statistical analyses of data collected from preclinical studies and clinical trials;
●	recommendations from Data and Safety Monitoring Boards (“DSMBs”) to discontinue, pause, or modify the trial;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;

●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with product candidates failing to meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	emergence of new information about or impacting our product candidates or the field of gene therapy;
●	determinations that there are issues with our third-party manufacturers or their facilities or processes; or
●	changes in regulatory requirements and guidance, as well as new, revised, postponed, or frozen regulatory requirements (such as the EU Clinical Trials Regulation), that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

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

Additionally, we are currently conducting and may in the future conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate (as opposed to an existing approved drug or placebo). Open-label trials typically test only the investigational therapeutic candidate and sometimes may do so at different dose levels. For example, our ongoing Phase I/II clinical trial of AMT-130 is designed as an open-label trial following a 12-month core study period during which certain patients received a sham surgical procedure. Certain of these patients crossed over to treatment with AMT-130 and are now subject to long-term, unblinded follow-up monitoring for a period of five years. Open-label trials are subject to various limitations that may bias the interpretation of the data. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the results from our open-label trials, including early indications of potential efficacy, may not be predictive of future clinical trial results. Early evidence of slowing disease progression in our AMT-130 clinical trial may not be predictive of continued evidence of potential efficacy as we continue to collect follow-up data from patients enrolled in the trial.

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

Accordingly, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could negatively impact the value of the particular program, its prospects for approval and our business. In December 2024, following our initial Type B meeting, we announced that we had reached agreement with the FDA on key elements of an accelerated approval pathway for AMT-130, including that data from the ongoing Phase I/II studies of AMT-130, compared to a natural history external control, may serve as the primary basis for a BLA submission under the FDA’s accelerated approval pathway. The FDA also agreed that cUHDRS may be used as an intermediate clinical endpoint and that reductions in NfL measured in CSF may serve as supportive evidence of therapeutic benefit in the application for accelerated approval. Notwithstanding alignment with the agency on these elements, and notwithstanding our recent receipt of Breakthrough Designation for the AMT-130 program, we may fail to continue to demonstrate clinical efficacy or durability of response data to warrant further development or accelerated approval by the FDA, EMA or any other regulatory authority.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Novartis (through an exclusive license from PTC Therapeutics), Roche, Wave Life Sciences, Alnylum Pharmaceuticals, Regeneron and Skyhawk Therapeutics (for Huntington’s disease), Neurona and Combigene (for TLE), Biogen, Ionis, Neurimmune, Regeneron, Alnylum Pharmaceuticals and Voyager Therapeutics (for ALS) and Amicus Therapeutics, Sanofi, Takeda, Chiesi, Idorsia, Sangamo Therapeutics, 4D Molecular Therapeutics, Skyline Pharmaceuticals and CANbridge (for Fabry disease).

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

Disruptions at the FDA, and other government agencies, from funding cuts, personnel losses, leadership changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain further guidance from the FDA regarding our clinical development programs and secure approval of our product candidates in a timely manner, which could adversely affect our business.

The FDA and comparable regulatory agencies in foreign jurisdictions play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, the recent loss of FDA leadership and personnel, including the administration’s recent reduction in force and budget cuts, and new leadership at the U.S. Department of Health and Human Services, FDA and the Center for Drug Evaluation and Research could lead to disruptions and delays in FDA guidance and review and approval of our product candidates, including AMT-130.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. presidential administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the U.S. President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be adversely affected.

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

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the U.S., there have been a number of changes relating to gene therapy development. By example, the FDA issued a number of guidance documents, and continues to issue guidance documents, on human gene therapy development, one of which was specific to human gene therapy for hemophilia, one that was specific to neurodegenerative diseases, and another of which was specific to rare diseases. Under proposed EU legislation, there is also a suggested amendment in relation to advanced therapy medicinal products to the effect that hospital pharmacies would be afforded greater flexibility to prepare product for dispensing on the basis of the estimated prescriptions within that hospital for the following 7 days rather than, as at present, in response to individual prescriptions.

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

We may leverage certain specialized regulatory pathways and designations, such as the FDA’s accelerated approval pathway, RMAT designation and Breakthrough Therapy designation, to develop our product candidates or to seek licensure. Even if one or more of our product candidates receives such a designation or is permitted to pursue such a pathway, we may be unable to obtain and maintain the benefits associated with such designations and pathways.

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

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may also receive accelerated approval by the FDA, meaning the agency may approve the product candidate based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. As part of our alignment with the FDA in December 2024 on the accelerated approval pathway for AMT-130, the agency agreed that cUHDRS may be used as an intermediate clinical endpoint and that reductions in NfL measured in CSF may serve as supportive evidence of therapeutic benefit in the application for accelerated approval.

There is no guarantee that we would be able to obtain accelerated approval as the FDA may disagree with our interim endpoint or may find that such endpoint is not met following subsequent clinical data. These designations and accelerated approval pathways may not lead to a faster development or regulatory review or approval process and may not increase the likelihood that our product candidates will receive marketing approval. Even though we have aligned with the FDA on elements of the accelerated approval pathway for AMT-130, we may not ultimately be successful in obtaining marketing approval for AMT-130, we may be unsuccessful in meeting post-marketing compliance requirements, or fail to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, which could result in the FDA withdrawing our product from the market. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny and it is unclear how the current presidential administration in the U.S. will address regulations related to accelerated approval pathways, if at all. Accordingly, it is uncertain whether the FDA may be more conservative in granting accelerated approval or, if granted, more apt to withdraw approval if clinical benefit is not confirmed. There is no guarantee that regulatory interactions with the FDA or comparable foreign authorities will result in our ability to avail ourselves of any specialized approval pathways for our product candidates.

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

Our focus on developing gene therapies makes it difficult to determine the availability and utility of the orphan drug regime to our product candidates. Regulatory criteria with respect to orphan products are evolving, especially in gene therapy. By example, in the U.S., whether two gene therapies are considered to be the same for the purpose of determining clinical superiority was updated via a final guidance document specific to gene therapies, and depends on a number of factors, including the expressed transgene, the vector, and other product or product candidate features. Depending on the products, whether two products are ultimately considered to be the same may be determined by the FDA on a case-by-case basis, making it difficult to make predictions regarding when the FDA might be able to make an approval of a product effective and whether periods of exclusivity will effectively block competitors seeking to market products that are the same or similar to ours for the same intended use. Accordingly, whether any of our gene therapies will be deemed to be the same as another product or product candidate is uncertain.

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

Moreover, if a company obtains FDA approval for a product via the accelerated approval pathway, the company would be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. The FDA can, and frequently does, require that this confirmatory trial be commenced prior to the FDA granting a product accelerated approval. If the FDA requires that a confirmatory study be underway prior to BLA approval, this could delay any planned BLA submissions and FDA marketing approvals.  Moreover, an unsuccessful post-marketing study or failure to complete such a study could result in the expedited withdrawal of the FDA’s marketing approval for a product using a statutorily defined streamlined process.

Changes to some of the conditions established in an approved application, including changes in labeling, indications, manufacturing processes or facilities, may require a submission to and approval by the FDA or the EMA, as applicable, before the change can be implemented. A New Drug Application (“NDA”)/BLA or Marketing Authorization Application (“MAA”) supplement for a new indication typically requires clinical data similar to that in the original application. The applicable regulatory authorities would review such supplement using similar procedures and actions as in reviewing NDAs/BLAs and MAAs.

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

In addition, the manufacture, testing, packaging, labeling, and distribution of products after approval will need to continue to conform to current Good Manufacturing Practices (“cGMPs”). Drug and biological product manufacturers, including us, and certain of their subcontractors are subject to periodic unannounced inspections by the FDA or the EMA for compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products. If we or any of our contractors are unable to comply with the requirements that are applicable to drug manufacturers, we or they may be subject to regulatory enforcement, or may need to conduct a recall or take other corrective actions, which could result in material harm to us or our products.

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

In connection with the closing of the Lexington Transaction in July 2024, we and Genezen entered into certain additional agreements, including a commercial supply agreement pursuant to which Genezen will manufacture and supply our requirements of HEMGENIX® pursuant to our manufacturing and supply obligations to CSL Behring, and development and other manufacturing services agreement pursuant to which Genezen will manufacture, supply and provide certain development services to support the requirements of our investigational gene therapy programs and for other discretionary services related to the manufacture of HEMGENIX®, along with other customary agreements. As a component of our broader efforts to focus our business and reduce operating expenses, the Lexington Transaction is expected to reduce our cash burn as a result of a reduction in facility and personnel-related costs, among others.

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

Prior to the Lexington Transaction, we manufactured HEMGENIX® at the Lexington Facility, which is optimized to meet HEMGENIX® product specifications and the commercial manufacturing and supply obligations under our collaboration with CSL Behring. Following the Lexington Transaction, Genezen is responsible for the manufacturing and supply of HEMGENIX® at the Lexington Facility, though we remain contractually obligated to CSL Behring consistent with the terms of our development and commercial supply agreement with CSL Behring. While we have priority and preferential status with Genezen, Genezen may not have sufficient capacity to support our other development programs or those of its other customers, which may negatively impact our business and ability to advance development goals unrelated to HEMGENIX® and our obligations to CSL Behring. The manufacturing of HEMGENIX® pursuant to our obligations under the CSL Behring Agreement is expensive and requires the dedication of significant resources, notwithstanding the Lexington Transaction and our subcontracting to Genezen. In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology related to HEMGENIX® to a third-party contract manufacturer designated by CSL Behring. Until CSL Behring completes the transfer of manufacturing technology to this new manufacturer, and until such manufacturer is able to demonstrate that it is capable of supporting the commercial requirements of HEMGENIX® sufficient for regulatory approval, we will continue to incur significant costs associated with the manufacturing and supply of HEMGENIX® through our contractual relationship with Genezen. Should Genezen encounter a manufacturing issue or if Genezen is unable to provide a sufficient supply of HEMGENIX® consistent with agreed-upon forecasting mechanisms, we may be unable to fulfil our contractual commitments to CSL Behring and may, thus, face contractual liabilities.

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

We rely, in part, upon a combination of different forms of intellectual property, including in-licensed and fully or co-owned patents and patent applications to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the U.S., the European Union, and other countries or regions, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, may not prevent competitors from competing with us or otherwise provide us with any competitive advantage. At least some of the patents we own are or may become subject to patent opposition or similar proceedings. Additionally, the patent prosecution process is expensive, time-consuming, and uncertain, and in certain instances we have chosen, and in the future, we may choose, not to file and prosecute all desirable patent applications. For example, our defense of certain patent cases in the Netherlands, the EU and the U.S. pertaining to licensed rights of etranacogene dezaparvovec was assumed by CSL Behring in October 2023. These oppositions and future patent oppositions may result in loss of scope of some claims or the entire patent and, with respect to our rights under the CSL Behring Agreement, could affect CSL Behring’s successful commercialization of HEMGENIX® and, in turn, could negatively impact our financial position. Additionally, our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

We had a net loss of $81.4 million in the six months ended June 30, 2025, and a net loss of $239.6 million in the year ended December 31, 2024. Other than a gain in the year ended December 31, 2021, which was primarily attributable to one-time license revenue from CSL Behring, we have incurred significant losses throughout our operating history. As of June 30, 2025, we had an accumulated deficit of $1,211.3 million. We have financed our operations to date primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2025 primarily from our existing cash resources. We have devoted substantially all our financial resources and efforts to date to research and development of our products and product candidates, including the conduct of preclinical studies and clinical trials and related manufacturing requirements. Even if we succeed in receiving marketing approval for and commercialize AMT-130 or other of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

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

We expect to incur significant expenses in connection with our ongoing activities and we will need to obtain substantial additional funding to support the development of our product pipeline and continuing operations. In January 2025, we entered into an underwriting agreement in connection with the issuance and sale of 4,411,764 of our ordinary shares at a public offering price of $17.00 per share, less underwriting discounts and commissions, pursuant to a shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-284168), which became effective upon filing on January 7, 2025, and a prospectus supplement thereunder. We received net proceeds of approximately $70.1 million from the January 2025 equity offering, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received an additional $10.4 million in net proceeds after related offering expenses in February 2025 from the underwriters’ exercise of their option to purchase additional ordinary shares at the public offering price. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents and investment securities will be sufficient to fund our operations into the second half of 2027. We have based our current estimates of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

As of June  30, 2025, we had $50.0 million of outstanding principal of borrowings under the 2024 Amended Facility. In July 2024, in connection with the closing of the Lexington Transaction, we repaid $50.0 million of the principal outstanding. We are required to repay the outstanding principal balance of $50.0 million upon the maturity date of the 2024 Amended Facility in January 2027. We may not be able to finance our operations from our existing cash, cash equivalents, and cash resources consistent with our expectations if we are not able to refinance the 2024 Amended Facility prior to the January 2027 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations with Hercules, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate.  By example, changes taking place in the United States associated with a new federal administration, as well as changes in legal and regulatory standards, including the reduced level of deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success.  It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the FDA’s approval standards that could impact our ability to obtain BLA approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, the FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment.  It is possible that whether and how the FDA exercises any such regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain approval for AMT-130 or any of our product candidates. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed.  Moreover, there could be changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to the FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operations.

Risks Related to Our Ordinary Shares

The market price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our ordinary share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through July 24, 2025 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $3.73. The closing price on July 24, 2025 was $15.21 per ordinary share.

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

Our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 33.8% of our issued share capital. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to influence many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, could influence the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

Our future growth and success will depend in large part on our continued ability to attract, retain, manage, and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. We are highly dependent on hiring, training, retaining, and motivating key personnel to lead our research and development, clinical operations, commercialization and manufacturing efforts. Although we have entered into employment agreements with our key personnel, each of them may terminate their employment subject to the notice provisions in such agreements. We do not maintain key person insurance for any of our senior management or employees.

The loss of the services of our key employees could impede the achievement of our research and development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing senior management and key employees may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth and depth of skills and experience required to successfully develop gene therapy products.  The competition for qualified personnel in the pharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business may be harmed and our growth strategy may be limited.

We may be adversely affected by unstable market and economic conditions and potential macroeconomic effects, such as inflation, new or increased tariffs and higher interest rates, which may negatively impact our business, financial condition and share price.

Macroeconomic conditions beyond our control such as economic instability, changes in tax laws and regulations, including those implemented by the current U.S. presidential administration, trade restrictions, additional tariffs, export controls, inflation, high interest rates, volatile energy costs, geopolitical issues, armed hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Inflation in particular has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases across our business. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when cost inflation is incurred.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2025, the following adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Jack Kaye Non-executive director	June 16, 2025	129,927	June 16, 2027

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

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1t

Amended and Restated 2014 Share Incentive Plan of uniQure N.V. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36294) filed with the SEC on June 13, 2025).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the Securities and Exchange Commission on July 29, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the Securities and Exchange Commission on July 29, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

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

Date: July 29, 2025