Form 10-Q
period 2025-09-30
uniQure N.V.
filed 2025-11-10
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 62,291,663 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements, include, but are not limited to, statements concerning: our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing, including the timing of the Company’s Biologics License Application for AMT-130 to the United States Food and Drug Administration (the “FDA”); the anticipated or ultimate outcome, and timing, of interactions with regulatory agencies, including the FDA; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy, including the planning for potential commercialization of AMT-130; our ability to achieve long-term growth; our financial performance; developments and projections relating to our competitors in the industry; and our liquidity and working capital requirements.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “Annual Report”), our Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2025 and July 29, 2025, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

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

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$597,056	$158,930
Current investment securities	97,189	208,591
Accounts receivable	3,883	5,881
Prepaid expenses	10,326	9,281
Other current assets and receivables	7,739	7,606
Total current assets	716,193	390,289
Non-current assets
Property, plant and equipment, net of accumulated depreciation of $43.5 million as of September 30, 2025 and $31.7 million as of December 31, 2024	15,402	20,424
Other investments	29,972	27,464
Operating lease right-of-use assets	13,079	13,647
Intangible assets, net, including in-process research and development assets of $62.9 million as of September 30, 2025 and $55.6 million as of December 31, 2024	74,144	71,043
Goodwill	25,327	22,414
Deferred tax assets, net	8,772	9,856
Other non-current assets	5,493	1,399
Total non-current assets	172,189	166,247
Total assets	$888,382	$556,536
Current liabilities
Accounts payable	$6,228	$7,227
Accrued expenses and other current liabilities	51,947	28,932
Liability related to pre-funded warrants	30,722	—
Income taxes payable	7,821	293
Current portion of operating lease liabilities	3,914	3,601
Total current liabilities	100,632	40,053
Non-current liabilities
Long-term debt	51,880	51,324
Liability from royalty financing agreement	465,507	434,930
Operating lease liabilities, net of current portion	10,361	11,136
Contingent consideration	17,754	10,860
Deferred tax liability, net	7,958	7,043
Other non-current liabilities, net of current portion	5,544	7,942
Total non-current liabilities	559,004	523,235
Total liabilities	659,636	563,288
Commitments and contingencies
Shareholders' equity / (deficit)
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of September 30, 2025 and December 31, 2024 and 62,165,900 and 48,988,087 ordinary shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,678	2,945
Additional paid-in-capital	1,575,663	1,173,068
Accumulated other comprehensive loss	(58,745)	(52,800)
Accumulated deficit	(1,291,850)	(1,129,965)
Total shareholders' equity / (deficit)	228,746	(6,752)
Total liabilities and shareholders' equity / (deficit)	$888,382	$556,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$3,582	$2,111	$10,411	$5,182
Contract manufacturing revenues	—	—	—	6,114
Collaboration revenues	119	176	119	10,602
Total revenues	3,701	2,287	10,530	21,898
Operating expenses:
Cost of license revenues	(398)	(264)	(1,251)	(648)
Cost of contract manufacturing revenues	—	(757)	—	(17,060)
Research and development expenses	(34,366)	(30,595)	(105,889)	(104,942)
Selling, general and administrative expenses	(19,438)	(11,575)	(43,846)	(41,279)
Total operating expenses	(54,202)	(43,191)	(150,986)	(163,929)
Other income	1,510	2,591	12,413	5,950
Other expense	(2,044)	(1,915)	(6,188)	(2,385)
Loss from operations	(51,035)	(40,228)	(134,231)	(138,466)
Interest income	3,503	4,866	11,154	17,179
Interest expense	(16,721)	(16,611)	(47,421)	(48,865)
Foreign currency (losses) / gains, net	(428)	7,564	25,382	5,430
Other non-operating losses, net	(7,222)	—	(7,222)	—
Loss before income tax expense	$(71,903)	$(44,409)	$(152,338)	$(164,722)
Income tax (expense) / benefit	(8,626)	31	(9,547)	(1,573)
Net loss	$(80,529)	$(44,378)	$(161,885)	$(166,295)
Other comprehensive loss:
Foreign currency translation gains / (losses), net	158	(415)	(5,945)	(3,252)
Defined benefit pension gain, net of taxes	—	37	—	107
Total comprehensive loss	$(80,371)	$(44,756)	$(167,830)	$(169,440)
Loss per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(1.38)	$(0.91)	$(2.90)	$(3.42)
Weighted average shares - basic and diluted	58,516,415	48,718,533	55,880,318	48,576,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at June 30, 2024	48,694,569	$2,930	$1,162,823	$(56,320)	$(1,012,326)	$97,107
Loss for the period	—	—	—	—	(44,378)	(44,378)
Other comprehensive loss, net	—	—	—	(378)	—	(378)
Exercise of share options	3,900	—	32	—	—	32
Restricted share units distributed during the period	40,405	2	(2)	—	—	—
Share-based compensation expense	—	—	3,438	—	—	3,438
Balance at September 30, 2024	48,738,874	$2,932	$1,166,291	$(56,698)	$(1,056,704)	$55,821

Balance at June 30, 2025	54,865,673	$3,250	$1,262,971	$(58,903)	$(1,211,321)	$(4,003)
Loss for the period	—	—	—	—	(80,529)	(80,529)
Other comprehensive gain, net	—	—	—	158	—	158
Follow-on public offering	6,736,841	394	299,832	—	—	300,226
Tax benefit related to historical share issuance costs	—	—	862			862
Exercises of share options	532,316	32	8,478	—	—	8,510
Restricted share units distributed during the period	31,070	2	(2)	—	—	—
Share-based compensation expense	—	—	3,522	—	—	3,522
Balance at September 30, 2025	62,165,900	$3,678	$1,575,663	$(58,745)	$(1,291,850)	$228,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(166,295)	(166,295)
Other comprehensive loss, net	—	—	—	(3,145)	—	(3,145)
Exercises of share options	3,900	—	32	—	—	32
Restricted share units distributed during the period	890,994	48	(48)	—	—	—
Share-based compensation expense	—	—	17,509	—	—	17,509
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	49	—	—	50
Balance at September 30, 2024	48,738,874	$2,932	$1,166,291	$(56,698)	$(1,056,704)	$55,821

Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(161,885)	(161,885)
Other comprehensive loss, net	—	—	—	(5,945)	—	(5,945)
Follow-on public offerings	11,810,370	655	380,082	—	—	380,737
Tax benefit related to historical share issuance costs	—	—	862			862
Exercises of share options	553,556	33	8,680	—	—	8,713
Restricted and performance share units distributed during the period	813,887	45	(45)	—	—	—
Share-based compensation expense	—	—	13,016	—	—	13,016
Balance at September 30, 2025	62,165,900	$3,678	$1,575,663	$(58,745)	$(1,291,850)	$228,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash flows from operating activities
Net loss	$(161,885)	$(166,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,789	8,285
Amortization of discount on investment securities	(6,091)	(8,472)
Share-based compensation expense	13,016	17,509
Royalty financing agreement interest expense, net of interest paid	29,209	33,107
Deferred tax expense	1,979	1,573
Changes in fair value of contingent consideration	5,293	(2,032)
Changes in fair value of liability related to pre-funded warrants	5,722	—
Unrealized foreign exchange gains, net	(24,534)	(5,726)
Allowance for inventory write-downs	—	6,297
Other items, net	(3,013)	(2,460)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	2,880	(5,764)
Inventories	—	(3,876)
Accounts payable	(1,648)	(512)
Income tax payable	7,568	167
Accrued expenses, other liabilities, and operating leases	19,321	(1,685)
Net cash used in operating activities	(100,394)	(129,884)
Cash flows from investing activities
Proceeds on maturity of debt securities	337,195	480,806
Investment in debt securities	(217,124)	(279,586)
Divestment of commercial manufacturing facility	—	(8,300)
Purchases of property, plant, and equipment	(320)	(3,328)
Net cash generated from investing activities	119,751	189,592
Cash flows generated from / (used in) financing activities
Proceeds from follow-on public offerings of ordinary shares, net of issuance costs	380,737	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	23,499	—
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	8,713	81
Repayment of long-term debt	—	(53,050)
Net cash generated from / (used in) financing activities	412,949	(52,969)
Currency effect on cash, cash equivalents and restricted cash	5,914	1,796
Net increase in cash, cash equivalents and restricted cash	438,220	8,535
Cash, cash equivalents and restricted cash at beginning of period	160,329	244,544
Cash, cash equivalents and restricted cash at the end of period	$598,549	$253,079
Cash and cash equivalents	$597,056	$251,626
Restricted cash related to leasehold and other deposits	1,493	1,453
Total cash, cash equivalents and restricted cash	$598,549	$253,079
Supplemental cash flow disclosures:
Cash paid for interest	$(16,659)	$(16,892)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(54)	$(673)

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

The Company is registered in the trade register of the Dutch Chamber of Commerce (Kamer van Koophandel) in Amsterdam, the Netherlands under number 54385229. The Company’s headquarters are in Amsterdam, the Netherlands, its registered office is located at Paasheuvelweg 25a, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on February 27, 2025 (the “Annual Report”).

2.3Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues, expenses and tax related items during the reporting period. Actual results could differ from those estimates.

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025, except as noted below:

Liability related to pre-funded warrants

As part of the Company’s September 2025 follow-on public offering, the Company issued pre-funded warrants (the “Pre-Funded Warrants”), denominated in U.S. dollars. As the Pre-Funded Warrants are not denominated in the Company’s functional currency, they are not indexed to the Company’s ordinary shares in accordance with ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity. The obligation to issue ordinary shares at an offering price of $47.50 per ordinary share, less a $0.0001 per ordinary share exercise price, is classified as a liability. The liability related to pre-funded warrants is accounted for at fair value in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the liability related to pre-funded warrants are recognized within Other non-operating items, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The liability related to pre-funded warrants is classified as current due to the Pre-Funded Warrant holder’s right to exercise at any time. The Company made an accounting policy election to exclude the Pre-Funded Warrants from the denominator in the computation of basic net loss per ordinary share, as such instruments are not considered outstanding ordinary shares.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in Note 2.3.29 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Other investments

Convertible promissory note

The Company has an investment in a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum. The convertible promissory note was issued in July 2024 and matures in October, 2029. The convertible promissory note had a balance of $14.4 million as of September 30, 2025 (December 31, 2024: $13.7 million) and is presented within Other investments on the Company’s Consolidated Balance Sheets. In the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.7 million of interest income, respectively, compared to nil during the same periods in 2024. As of September 30, 2025, the Company has not recorded an allowance for credit losses related to the convertible promissory note.

Investments valued under measurement alternative

The Company has investments in non-publicly traded equity securities without readily determinable fair values. These investments are accounted for at cost, less impairment and adjusted to fair value if there are observable price changes in orderly transactions for identical or similar investments using the measurement alternative in accordance with ASC 321, Investments – Equity Securities. The carrying value of these investments as of September 30, 2025 and December 31, 2024 was $15.6 million and $13.8 million, respectively, as presented within Other Investments on the Company’s Consolidated Balance Sheets. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative in the three and nine month periods ended September 30, 2025 and September 30, 2024.

4	Investment securities

The following tables summarize the Company’s investments in government debt securities as of September 30, 2025 and December 31, 2024:

	At September 30, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$97,189	$51	$—	$97,240
Total	$97,189	$51	$—	$97,240

	At December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$208,591	$164	$—	$208,755
Total	$208,591	$164	$—	$208,755

The Company invests in short-term U.S. and European government debt securities with high investment credit ratings. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively.

Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost (September 30, 2025: $119.3 million, December 31, 2024: $15.3 million).

Inputs to the fair value of the investments are considered Level 2 inputs.

5	Fair value measurement

The Company measures certain financial assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. ASC 820, Fair Value Measurement requires disclosure of the methodologies used in determining the reported fair values and establishes a hierarchy of inputs used when available. The three levels of the fair value hierarchy are described below:

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

The carrying amount of cash and cash equivalents, accounts receivable from licensing and collaboration partners, other assets, accounts payable, accrued expenses and other current liabilities reflected in the Company’s Consolidated Balance Sheets approximate their fair values due to their short-term maturities.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Consolidated balance sheets

	(in thousands)
Balance at December 31, 2024
Assets:
Cash and cash equivalents	$158,930	$—	$—	$158,930	Cash and cash equivalents
Restricted cash	1,399	—	—	1,399	Other non-current assets
Total assets	$160,329	$—	$—	$160,329
Liabilities:
Contingent consideration	—	—	10,860	10,860	Contingent consideration
Consideration for post-acquisition services	—	—	370	370	Other non-current liabilities
Total liabilities	$—	$—	$11,230	$11,230
Balance at September 30, 2025
Assets:
Cash and cash equivalents	$597,056	$—	$—	$597,056	Cash and cash equivalents
Restricted cash	1,493	—	—	1,493	Other non-current assets
Total assets	$598,549	$—	$—	$598,549
Liabilities:
Liability related to pre-funded warrants	—	30,722	—	30,722	Liability related to pre-funded warrants
Contingent consideration	—	—	17,754	17,754	Contingent consideration
Consideration for post-acquisition services	—	—	605	605	Other non-current liabilities
Total liabilities	$—	$30,722	$18,359	$49,081

Contingent consideration

The Company is required to pay up to EUR 143.1 million (or $167.9 million based on the foreign exchange rate on September 30, 2025) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of the remaining contractually defined milestones related to the development of AMT-260 in connection with the Company’s acquisition of uniQure France SAS.

The fair value of the contingent consideration as of September 30, 2025 was $17.8 million (December 31, 2024: $10.9 million) using discount rates of approximately 12.1% to 12.5% (December 31, 2024: 15.3% to 16.2%).

If, as of September 30, 2025, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to $57.2 million. If, as of September 30, 2025, the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of the contingent consideration between December 31, 2024 and September 30, 2025:

Amount of
contingent
consideration
2025
(in thousands)
Balance at December 31, 2024	$10,860
Unrealized change in fair value (presented within research and development expenses)	5,293
Currency translation effects	1,601
Balance at September 30, 2025	$17,754

The Company classified the total contingent consideration liability as non-current as of September 30, 2025 and December 31, 2024. The classification of the contingent consideration within the Company’s Consolidated Balance Sheets between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Investment securities

Refer to Note 4 “Investment securities” for the fair value of the investment securities as of September 30, 2025 and December 31, 2024.

Liability related to pre-funded warrants

In September 2025, the Company completed a follow-on public offering which included the issuance of Pre-Funded Warrants to purchase 526,316 of the Company’s ordinary shares at the public offering price of $47.50 per ordinary share, less a $0.0001 per ordinary share exercise price for each Pre-Funded Warrant. The obligation to issue ordinary shares upon the exercise of the Pre-Funded Warrants is classified as a liability related to pre-funded warrants. The liability related to pre-funded warrants is accounted for at fair value in accordance with ASC 820, Fair Value Measurement, with the total gross proceeds received with respect to the Pre-Funded Warrants determined as reflective of the fair value of the obligation on the date of issuance. Changes in fair value of the liability related to pre-funded warrants are recognized within Other non-operating losses, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Pre-Funded Warrants are not exchange-quoted and are measured using a valuation technique whose significant inputs are observable; therefore the fair value measurement is classified within Level 2 of the fair value hierarchy.

Liability related
to pre-funded
warrants
2025
(in thousands)
Balance at December 31, 2024	$—
Issuance of pre-funded warrants in connection with follow-on public offering	25,000
Unrealized change in fair value	5,722
Balance at September 30, 2025	$30,722

The fair value of the liability related to pre-funded warrants as of September 30, 2025 was $30.7 million (December 31, 2024: nil), classified as current. Classification is based upon the Pre-Funded Warrant holder’s right to exercise at any time. During the three and nine months ended September 30, 2025, the Company recorded a $5.7 million remeasurement in the fair value of the liability related to pre-funded warrants, respectively.

6	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	September 30,	December 31,
	2025	2024

	(in thousands)
Personnel-related accruals and liabilities (As of September 30, 2025, $15.7 million (December 31, 2024: $0.1 million) related to cash proceeds from employees stock option exercises)	$26,526	$12,290
Accruals for goods received from and services provided by vendors-not yet billed	16,941	10,109
Current portion of firm purchase commitment liability	3,773	1,582
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 8 "Royalty Financing Agreement")	3,583	4,951
Other current liabilities	1,124	—
Total	$51,947	$28,932

7Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (“Hercules”). The facility has been amended at various times, including on July 22, 2024 (the “2024 Amended Facility”) and most recently on September 22, 2025 (the “2025 Amended Facility), upon which date the amendment closed (the “Amendment Closing Date”).

On the Amendment Closing Date, the Company drew down $50.0 million (the “Tranche 1 Advance”) of the 2025 Amended Facility to repay the $50.0 million then outstanding under the 2024 Amended Facility. A facility charge of $0.2 million was incurred on the Amendment Closing Date. The 2024 Amended Facility was due on January 7, 2027 and bore interest at a rate equal to the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum, reflecting a floating rate of 11.95% at the Amendment Closing Date.

Pursuant to the 2025 Amended Facility, additional term loans of $125.0 million were made available. The Company may draw down (i) an additional $100.0 million in two increments of at least $25.0 million (the “Tranche 2 Advances”), following the approval of a Biologics License Application (“BLA”) for AMT-130 prior to June 15, 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and (ii) an additional $25.0 million in a single advance (the “Tranche 3 Advance”), subject to approval by Hercules. Advances under the 2025 Amended Facility bear interest at a rate equal to the greater of (i) 9.45% and (ii) the sum of the prime rate and 2.45%, reflecting a current floating rate of 9.70%.

The 2025 Amended Facility matures on October 1, 2030, upon which date the Company is required to repay the principal balance and any unpaid interest on advances received. The interest-only period of the 2025 Amended Facility is effective through October 1, 2028. The interest-only period will be extended to October 1, 2029 if the BLA for AMT-130 is approved prior to June 15, 2027. The 2025 Amended Facility will be interest-only if certain commercial milestones are met prior to December 31, 2028.

The Company may prepay all or part of the outstanding principal together with a prepayment charge of 1.50% if repayment occurs within the first 30 months following the Amendment Closing Date, and thereafter, with a prepayment charge of 0.75%. Pursuant to the terms of the 2025 Amended Facility, the Company owes a back-end fee on December 1, 2025. Absent a default or prepayment of the loan, a back-end fee of $0.6 million is due on January 5, 2027. An end-of-term charge of 2.75% of the aggregate principal outstanding is due if repaid within 18 months of the Amendment Closing Date, otherwise 5.50% if repaid thereafter.

The total principal outstanding as of September 30, 2025 under the 2025 Amended Facility was $50.0 million.  The amortized cost, including interest due presented as part of Accrued expenses and other current liabilities, was $52.4 million as of September 30, 2025, compared to $51.9 million as of December 31, 2024, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan facilities in the three and nine months ended September 30, 2025 was $2.8 million and $9.2 million, respectively, compared to a foreign currency gain of $2.6 million and a foreign currency loss of $0.4 million, respectively, during the same periods in 2024.

Interest expense during the three and nine months ended September 30, 2025 was $1.8 million and $5.4 million, respectively, compared to $3.7 million and $11.1 million, respectively, during the same periods in 2024. The Company repaid $50.0 million of the outstanding principal amount of the 2024 Amended Facility on July 19, 2024.

Under the 2025 Amended Facility, the Company must remain current in its periodic reporting requirements. Unless the Company maintains a minimum market capitalization threshold of at least $1,200.0 million, the Company, beginning January 1, 2027 (the “Test Date”), is required at all times to keep a minimum cash balance deposited in bank accounts in the U.S. of at least the lesser of (i) 65% of the outstanding balance of aggregate principal due, provided that such percentage will be reduced to 50% upon the occurrence of the approval of a BLA for AMT-130 prior to June 15, 2027, and further reduced to 35% upon the occurrence of the contractually defined commercial milestones or (ii) 100% of worldwide cash and cash equivalents. The 2025 Amended Facility also provides for a certain performance covenant related to AMT-130 net product revenue which would apply nine months past a potential BLA approval of AMT-130, unless the Company maintains a minimum market capitalization threshold of at least $1,200.0 million. The 2025 Amended Facility restricts the Company’s ability, among other things, to incur future indebtedness and obtain additional debt financing, make investments in securities or in other companies, transfer assets, perform certain corporate changes, own or hold certain digital assets, make loans to employees, officers, and directors, and make dividend payments and other distributions to its shareholders. The 2025 Amended Facility is secured by a direct or indirect pledge of the Company’s total assets of $888.4 million, less $80.6 million of cash and cash equivalents and other current assets held by the Company, and $88.7 million of other current assets and investments held by uniQure France SAS as well as receivables sold to HemB SPV, L.P. as described in Note 8 “Royalty Financing Agreement”. In accordance with the 2025 Amended Facility, the Company was in compliance with all applicable covenants as of September 30, 2025.

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

The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) until June 30, 2032 (“First Hard Cap Date”) if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times the upfront payment through December 31, 2038 (“Second Hard Cap Date”). If, on or prior to the defined dates for each cap amount, the total amount of royalty payments received by the Purchaser equals or exceeds the cap amount applicable to such date, the Royalty Financing Agreement will automatically terminate and all rights to the HEMGENIX® royalty payments will revert back to the Company. The Company has no obligation to repay any amounts received from the Purchaser in the event that the applicable cap amount is not reached during the term of the Royalty Financing Agreement.

The Company has retained the rights to all other royalties, as well as contractual milestones totaling up to $1.3 billion, under the terms of the commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”).

Net proceeds from the Royalty Financing Agreement were $370.1 million. The Company initially recorded these net proceeds as Liability from royalty financing agreement at their fair market value on its Consolidated Balance Sheet as of the date the transaction closed on June 5, 2023. Following the initial recognition, the Company records the debt at amortized cost.

As of September 30, 2025 the Company expects to satisfy its commitment to the Purchaser prior to the Second Hard Cap Date. The Company records the difference of $473.7 million between the total expected payments of $843.8 million to the Purchaser and the $370.1 million net proceeds as interest expense over the term using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the Second Hard Cap Date. As of September 30, 2025 the effective interest rate is expected to be within a range of 10.5% to 12.0% per annum, compared to a range of 12.0% to 13.5% per annum as of September 30, 2024. The Company would have recorded the following amounts of interest expense if it had used the effective interest rate at the lower and upper end of this range:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Interest expense at effective interest rate of 10.5% per annum for the three months and nine months ended September 30, 2025, and 12.0% per annum for the three and nine months ended September 30, 2024, respectively	$12.3	$12.9	$35.8	$37.4
Interest recorded in the Consolidated Statements of Operations and Comprehensive Loss	13.8	12.8	40.9	37.7
Interest expense at effective interest rate of 12.0% per annum for the three months and nine months ended September 30, 2025, and 13.5% per annum for the three and nine months ended September 30, 2024, respectively	14.2	14.6	41.1	42.3

The Company prospectively updates the effective interest rate at each reporting date based on updated cash flow projections.

The following table presents the movement in the liability related to the Royalty Financing Agreement  between December 31, 2024 and September 30, 2025:

Amount of liability
(in thousands)
Balance as of December 31, 2024 (includes $5.0 million presented as "Accrued expenses and other current liabilities")	$439,881
Royalty payments to the Purchaser	(11,675)
Interest expense for the period	40,884
Balance as of September 30, 2025 (includes $3.6 million presented as "Accrued expenses and other current liabilities")	$469,090

9Shareholders' equity / (deficit)

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

In July 2025, the Company entered into a Sales Agreement with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time and at the Company’s sole discretion, offer and sell through Leerink Partners, acting as agent, the Company’s ordinary shares, up to an aggregate offering of $200.0 million. As of September 30, 2025, no sales have been made under the ATM offering program.

In September 2025, the Company received net proceeds of $323.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, through a follow-on public offering of 6.7 million ordinary shares, at a public offering price of $47.50 per ordinary share, and, in lieu of ordinary shares to certain investors, Pre-Funded Warrants to purchase 0.5 million of the Company’s ordinary shares at the public offering price less a $0.0001 per ordinary share exercise price. The Company has authorized and reserved a sufficient number of ordinary shares to permit the full exercise of all outstanding Pre-Funded Warrants. The Pre-Funded Warrants are classified as a liability.

In connection with the recognition as taxable income of the $375.0 million upfront payment received in relation to the Royalty Financing Agreement, and the consumption of $30.3 million of losses carried forward, as well as the release of the valuation allowance related to these losses carried forward (refer to Note 14, “Income Taxes”), the Company allocated the tax benefit from the release of the valuation allowance related to net operating loss carryforwards generated by share issuance costs incurred in 2019 to additional paid-in capital. This resulted in an increase in additional paid-in capital of $0.9 million in the three and nine months ended September 30, 2025.

10Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2025, the Company’s shareholders authorized an additional 2,400,000 shares for issuance under the 2014 Plan. As of September 30, 2025, a total of 4,414,685 ordinary shares remain available for issuance under the 2014 Plan.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of contract manufacturing revenues	$—	$—	$—	$1,035
Research and development expenses	695	1,413	5,916	7,694
Selling, general and administrative expenses	2,827	2,025	7,100	8,780
Total	$3,522	$3,438	$13,016	$17,509

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$1,829	$2,003	$5,128	$7,576
Restricted share units	2,837	1,615	7,597	10,199
Performance share units	(1,159)	(180)	276	(276)
ESPP	15	—	15	10
Total	$3,522	$3,438	$13,016	$17,509

As of September 30, 2025, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$13,621	2.63
Restricted share units	20,501	2.23
Performance share units	166	0.25
Total	$34,288	2.38

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

The following table summarizes option activity under the 2014 Plans for the nine months ended September 30, 2025:

	Options
	Number of	Weighted average
	ordinary shares	exercise price

Outstanding at December 31, 2024	4,967,160	19.87
Granted	1,220,410	$12.63
Forfeited	(118,432)	$13.17
Expired	(833,550)	$29.86
Exercised	(553,556)	$15.74
Outstanding at September 30, 2025	4,682,032	$17.04
Thereof, fully vested, and exercisable on September 30, 2025	2,534,300	$21.41
Thereof, outstanding and expected to vest after September 30, 2025	2,147,732	$11.88
Outstanding and expected to vest after December 31, 2024	1,838,603	$11.46

Total weighted average grant date fair value of options issued during the period (in $ millions)	$9.4

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Assumptions
Expected volatility	80%	70%	70% - 80%	70%
Expected terms	10 years	10 years	10 years	10 years
Risk-free interest rate	4,38%	4,32%	4.36% - 4.64%	4,32%
Expected dividend yield	0,0%	0,0%	0,0%	0,0%

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2025:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	1,659,898	$10.71
Granted	1,587,990	$12.46
Vested	(747,388)	$12.14
Forfeited	(213,147)	$10.11
Non-vested at September 30, 2025	2,287,353	$11.51

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$19.8

RSUs generally vest over one to three years. RSUs granted to non-executive directors vest one year from the date of grant.

PSUs

Awards of PSUs are subject to the achievement of specified performance objectives. The fair value of PSUs granted in 2022 and 2024 was determined on the grant date by reference to the market price of the Company’s ordinary shares.

The following table summarizes the PSU activity for the nine months ended September 30, 2025:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	150,120	$21.65
Vested	(66,500)	$26.70
Forfeited	(38,620)	$20.24
Non-vested at September 30, 2025	45,000	$15.40

ESPP

During the nine months ended September 30, 2025, nil ordinary shares were issued under the ESPP compared to 10,150 ordinary shares issued during the same period in 2024. As of September 30, 2025, 86,712 ordinary shares remain available for issuance under the ESPP compared to a total of 86,712 ordinary shares as of September 30, 2024.

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

The CODM allocates resources to research projects and clinical candidates based on scientific data as well as quantitative and qualitative expected risk-adjusted returns on investment. The CODM uses segment operating loss to monitor that cash operating losses remain within the approved budget.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue	$3,701	$2,287	$10,530	$21,898
Less:
Employee related expenses	(14,666)	(14,712)	(43,407)	(61,760)
Laboratory and development expenses	(18,675)	(9,028)	(50,235)	(27,508)
Professional fees	(4,814)	(1,792)	(9,995)	(6,751)
Facility expenses	(1,677)	(2,572)	(5,048)	(12,335)
Consumables	(750)	(1,439)	(2,383)	(8,123)
Other segment items(1)	(2,418)	(2,185)	(5,397)	(10,248)
Segment operating loss	(39,299)	(29,441)	(105,935)	(104,827)
Reconciliation
Depreciation and amortization expense	(3,632)	(2,986)	(11,789)	(8,285)
Share-based compensation expense	(3,522)	(3,438)	(13,016)	(17,509)
Fair value loss - contingent consideration	(1,823)	411	(5,293)	2,032
Fair value loss - liability related to pre-funded warrants	(5,722)	—	(5,722)	—
Foreign currency gains, net	(428)	7,564	25,382	5,430
Interest income	3,503	4,866	11,154	17,179
Interest expense - Royalty Financing Agreement	(13,806)	(12,832)	(40,885)	(37,671)
Interest expense - Hercules debt facility	(1,794)	(3,779)	(5,415)	(11,194)
Other reconciling items	(5,379)	(4,774)	(818)	(9,877)
Consolidated loss before income tax expense	$(71,903)	$(44,409)	$(152,338)	$(164,722)

(1)	Other segment items included in segment operating loss include costs related to intellectual property, information technology and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands.

12	CSL Behring collaboration

In June 2020, uniQure biopharma B.V. entered into the CSL Behring Agreement, pursuant to which CSL Behring received the exclusive global rights to HEMGENIX®.

Following the divestiture of the Company’s commercial manufacturing activities located in Lexington, MA in July 2024 (the “Lexington Transaction”), the Company determined that it is an agent in the sale of HEMGENIX® to CSL Behring. As a result of the Company being an agent, the Company recognizes corresponding costs related to the purchase of HEMGENIX® from Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”) net of income from the sales of HEMGENIX® to CSL Behring as well as income related to the release of liabilities associated with expected net losses in Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Accounts receivable related to collaboration services and royalty revenue were as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Accounts receivable	$3,883	$5,881
Total	$3,883	$5,881

13	Other income

Other income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Sale of critical reagents to Genezen	$—	$—	$6,000	$—
Research and development grants from Dutch authorities	1,013	1,071	4,124	3,957
Sublease income	488	333	1,747	658
Gain on sale of commercial manufacturing activities	—	1,171	—	1,171
Other	9	16	542	164
Total	$1,510	$2,591	$12,413	$5,950

In the three and nine months ended September 30, 2025 the Company recognized nil and $6.0 million in income, respectively, related to a one-time sale of critical reagents to Genezen. There were no sales of critical reagents in the comparative period in 2024.

14	Income taxes

The effective income tax rate of 12.0% and 6.3% during the three and nine months ended September 30, 2025 (during the three and nine months ended September 30, 2024, (0.1%) and 1.0%, respectively) was substantially lower than the enacted rate of 25.8% in the Netherlands as the Company recorded a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax assets in France.

Since 2023, the Company has been engaged with the Dutch tax authorities regarding the tax treatment of the $375.0 million upfront payment received in exchange for the rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX®. Refer to Note 8, “Royalty Financing Agreement”. In September 2025, the Dutch tax authorities communicated their position that, for Dutch corporate income tax purposes, the upfront payment would be treated as taxable income in 2023. This would result in a taxable profit instead of a net operating loss for that year.

On a provisional basis, the recognition of the $375.0 million upfront payment as taxable income resulted in the consumption of $30.3 million of losses carried forward, as well as the release of the associated valuation allowance. During the three and nine months ended September 30, 2025, the Company recorded, on a discrete basis, an estimate of $7.5 million of current tax expense related to the Dutch operations and $1.1 million of related interest expense, in accordance with ASC 740, Income Taxes. These estimates remain subject to change upon finalization of the 2023 filing position.

In connection with the estimate and associated release of the valuation allowance, the Company allocated part of such release to the tax benefit of share issuance costs incurred in 2019. This resulted in an increase in additional paid-in capital as well as deferred tax expenses of $0.9 million.

The following table summarizes the income tax (expense) / benefit for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Current tax expense
Dutch operations	$(7,479)	$—	$(7,479)	$—
Other	(42)	(89)	(89)	(160)
Total current income tax expense	$(7,521)	$(89)	$(7,568)	$(160)
Deferred tax (expense) / benefit
Dutch operations	$(860)	$—	$(860)	$—
Other	(245)	120	(1,119)	(1,413)
Total deferred tax (expense) / benefit	(1,105)	120	(1,979)	(1,413)
Total income tax (expense) / benefit	$(8,626)	$31	$(9,547)	$(1,573)

15Basic and diluted loss per share

Diluted loss per share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss in the three and nine months ended September 30, 2025 and September 30, 2024, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2025 and September 30, 2024. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of September 30, 2025 and September 30, 2024, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans	$4,682,032	$5,425,575	$4,682,032	$5,425,575
Non-vested RSUs and PSUs	2,332,353	2,151,809	2,332,353	2,151,809
Pre-Funded Warrants	526,316	—	526,316	—
ESPP	7,239	—	7,239	—
Total anti-dilutive ordinary share equivalents	7,547,940	7,577,384	7,547,940	7,577,384

16Subsequent events

As of September 30, 2025, the Company recorded its liability related to pre-funded warrants (refer to Note 5, “Fair value Measurement”) at a fair value of $30.7 million. The Company determined the fair value of the liability using the closing market price of its ordinary shares of $58.37 per ordinary share as of September 30, 2025. On November 3, 2025 the Company announced preliminary feedback from the FDA based on discussions at the Company’s pre-BLA meeting. Following such announcement, there was a decrease of the market price of the Company’s ordinary shares to $34.29 per ordinary share as of the close of the market on November 3, 2025. This reduced the fair value of the liability related to pre-funded warrants by $12.7 million to $18.0 million. The Company will determine the fair value of its liability related to pre-funded warrants based on the price of its ordinary shares at the close of the market on December 31, 2025. The Company will record the difference between the fair value as of September 30, 2025 and December 31, 2025 in income during the twelve month period ended December 31, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q, including the disclosures under Part II, Item 1A “Risk Factors,” and our audited financial information and the notes thereto included in our Annual Report on Form 10-K (the “Annual Report”). Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and unless otherwise indicated are presented in United States (“U.S.”) dollars.

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

Business Developments

Huntington’s disease program (AMT-130)

Clinical Data

We are conducting Phase I/II clinical trials of AMT-130 for the treatment of Huntington’s disease in the U.S. and Europe. The Phase I/II AMT-130 clinical trials were supplemented by two additional protocols, each with a statistical plan that was discussed with and submitted to the United States Food and Drug Administration (the “FDA”) earlier in 2025. The additional protocols, among other things, provide for the pooling of data across the ongoing U.S. and European studies, and also prespecified the pivotal comparison of AMT-130 clinical endpoints compared to a propensity score-matched external control from the Enroll-HD natural history data set.

In September 2025, we announced positive topline data from the pivotal Phase I/II study of AMT-130. The pivotal study met its prespecified primary endpoint, with high-dose AMT-130 demonstrating a statistically significant slowing of disease progression as measured by the composite Unified Huntington’s Disease Rating Scale (“cUHDRS”) at 36 months compared to a propensity score-matched external control. The study also met a key secondary endpoint by achieving statistically significant slowing of disease progression as measured by Total Functional Capacity (“TFC”) at 36 months compared to a propensity score-matched external control.

In accordance with the prospectively defined statistical analysis plan aligned with, and submitted, to the FDA, we analyzed clinical outcomes for 29 patients treated with AMT-130 (n=17 high-dose; n=12 low-dose) of which 12 patients per dose group had attained 36 months of follow up and were evaluated at that time point. Outcomes for each dose group were compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set (n=940 for high-dose; n=626 for low-dose).

Topline 36-month efficacy results for patients receiving high-dose AMT-130 were as follows (data cutoff as of June 30, 2025):

●	A statistically significant 75% slowing of disease progression as measured by cUHDRS (p=0.003), which met the primary endpoint of the study. Treated patients had a mean change in cUHDRS from baseline of -0.38 compared to a change of -1.52 for patients in the propensity score-matched external control.
●	A statistically significant 60% slowing of disease progression as measured by TFC (p=0.033), which met a key secondary endpoint of the study. Treated patients had a mean change in TFC from baseline of -0.36 compared to a change of -0.88 for patients in the propensity score-matched external control.
●	Favorable trends in other secondary endpoint measures of motor and cognitive function, including Symbol Digit Modalities Test (“SDMT”), Stroop Word Reading Test (“SWRT”) and Total Motor Score (“TMS”).
o	An 88% slowing of disease progression as measured by SDMT (p=0.057), with a mean change in SDMT from baseline of -0.44 compared to a change of -3.73 for patients in the propensity score-matched external control.
o	A 113% slowing of disease progression as measured by SWRT (nominal p=0.002), with a mean change in SWRT from baseline of 0.88 compared to a change of -6.98 for patients in the propensity score-matched external control.
o	A 59% slowing of disease progression as measured by TMS (nominal p=0.174), with a mean change in TMS from baseline of 2.01 compared to a change of 4.88 for patients in the propensity score-matched external control.

A mean reduction from baseline in cerebrospinal neurofilament light protein (“CSF NfL”) of -8.2% was observed at 36 months in the high-dose of AMT-130 of the Phase I/II studies. CSF NfL is a well-characterized, supportive biomarker of neurodegeneration. Elevation in CSF NfL has been shown to be strongly associated with greater clinical severity of Huntington’s disease.

We believe that the consistently favorable results in functional, motor and cognitive endpoints at 36 months observed in the high-dose group, compared to the variable trends observed in the low-dose group, reflect a dose-dependent response to AMT-130.

Various other supportive analyses of the results from the AMT-130 high-dose treatment group, including those using a propensity score-weighted external control and comparisons to the TRACK-HD and PREDICT-HD datasets, were consistent with the primary analysis.

AMT-130 was generally well-tolerated in the Phase I/II studies, with a manageable safety profile at both doses with no new drug-related serious adverse events observed since December 2022. The most common adverse events in the treatment groups were related to the administration procedure.

Data from the Phase I/II studies were presented at the 2025 Huntington’s Disease Clinical Research Congress, which took place from October 10-13, 2025, in Nashville, Tennessee.

In October 2025, we initiated and fully recruited a fourth cohort evaluating high-dose AMT-130 in six patients with lower striatal volumes compared to patients in previous cohorts. Patient dosing in the fourth cohort is expected to be completed before year-end 2025.

Regulatory Update

In October 2025, we held a pre-Biologics License Application (“BLA”) meeting with the United States Food and Drug Administration (the “FDA”) to discuss the planned BLA submission for AMT-130. Though final meeting minutes have not yet been received, based on the discussions at the meeting, we believe that the FDA currently no longer agrees that data from the Phase I/II studies of AMT-130 in comparison to an external control, as per the prespecified protocols and statistical analysis plans shared with the FDA in advance of the analyses, may be adequate to provide the primary evidence in support of a BLA submission. Consequently, the timing of the BLA submission for AMT-130 is now unclear.

RMAT and Breakthrough Therapy Designations

In April 2025, we announced that the FDA granted Breakthrough Therapy designation to AMT-130 for the treatment of Huntington’s disease. The Breakthrough Therapy designation was supported by clinical data from the ongoing Phase I/II trials of AMT-130 for the treatment of Huntington’s disease showing the potential for meaningful slowing of disease progression. Breakthrough Therapy designation is intended to expedite the development and review of investigational therapeutic candidates that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). In general, the preliminary clinical evidence should show a clear advantage over available therapy.

In June 2024, we announced that the FDA granted us Regenerative Medicine Advanced Therapy (“RMAT”) designation for AMT-130 based on the potential of AMT-130 to address the major unmet medical need among patients with Huntington’s disease.

In addition to the RMAT and Breakthrough Therapy designations, the FDA previously granted Orphan Drug designation and Fast Track designation to AMT-130.

Financing

September 2025 Public offering

In September 2025, we received net proceeds of $323.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 6.7 million ordinary shares at a public offering price of $47.50 per ordinary share, and, in lieu of ordinary shares to certain investors, pre-funded warrants to purchase 0.5 million of our ordinary shares at the public offering price per share less the $0.0001 per share exercise price of each pre-funded warrant.

Hercules Loan Amendment

In September 2025, we entered into a $175.0 million senior secured term loan facility (the “2025 Amended Facility”) with Hercules Capital, Inc. (“Hercules”). The 2025 Amended Facility consists of three tranches including a first tranche of $50.0 million replacing the debt outstanding as per the loan amendment date, an additional term loan tranche of $100.0 million, which can be drawn at our option, subject to the BLA approval of AMT-130 prior to June 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and a third tranche of up to $25.0 million, subject to Hercules’ approval. All tranches have a floating interest rate of the greater of 9.45% and the prime rate plus 2.45%, reflecting a floating rate of 9.70% as of September 30, 2025. The tranches mature on October 1, 2030.

January 2025 Public offering

In January 2025, we received net proceeds of $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 4.4 million ordinary shares at a public offering price of $17.00 per ordinary share. In February 2025, we received an additional $10.4 million in net proceeds, after related offering expenses, upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

Recent Developments of Other Product Candidates

Temporal lobe epilepsy program (AMT-260)

We are conducting a Phase I/IIa clinical trial (“GenTLE”) of AMT-260 for the treatment of MTLE in the United States. GenTLE consists of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and first signs for efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept data.

In November 2024, we announced that the first patient had been dosed in GenTLE.

In September 2025, we completed enrollment of the first three patients in the first cohort, which, following a positive independent data monitoring committee (“IDMC”) review, allowed for the expansion of the first cohort into mesial temporal lobe epilepsy in the dominant hemisphere and the initiation of the second cohort.

Fabry disease program (AMT-191)

We are conducting a Phase I/IIa clinical trial of AMT-191 for the treatment of Fabry disease. The multicenter, open-label clinical trial consists of two dose-escalating cohorts of up to six adult male patients each to assess safety, tolerability, and early signs of efficacy of AMT-191 in patients with Fabry disease.

In August 2024, we announced that the first patient had been dosed. In September 2024, we announced that the FDA granted Orphan Drug designation to AMT-191 and in October 2024, the FDA granted Fast Track Designation to AMT-191.

In February 2025, we announced a favorable recommendation from the IDMC following a review of safety data from the first two patients treated in the Phase I/IIa study. The IDMC’s review did not identify any significant safety concerns and recommended proceeding with enrollment in the second cohort.

In September 2025, we announced initial safety and exploratory efficacy of the first cohort of our Phase I/IIa trial of AMT-191. We presented the preliminary data at the International Congress of Inborn Errors of Metabolism (“ICIEM”) in Kyoto, Japan in September 2025.

As of the July 24, 2025 study cutoff date, all patients in the first dose cohort showed sustained increases in α-galactosidase A (“α-Gal A”) enzyme activity, ranging from 27- to 208-fold above the mean normal range (1.38-8.66 nmol; mean normal of 3.57 nmol). All four patients were withdrawn from enzyme replacement therapy and maintained stable plasma lyso-Gb3 levels through the cutoff date. As of the July 24, 2025 study cutoff date, all patients had less than three months of follow-up.

Based on data observed to date, AMT-191 showed a manageable safety profile. At the high dose, two Serious Adverse Events (“SAEs”) unrelated to AMT-191 (stroke, diplopia), two related SAEs (chest pain, increased troponin), and one possibly related SAE (leptomeningeal enhancement) were observed in two patients. Additionally, one patient experienced an asymptomatic Grade 3 liver enzyme elevation that resolved with corticosteroid therapy. This event, classified as a dose-limiting toxicity per protocol, was not considered serious and did not require hospitalization. No loss of α-Gal A expression was observed in this patient.

A second, lower dose cohort of three patients completed enrollment and a third cohort of three patients is currently enrolling.

Amyotrophic Lateral Sclerosis (AMT-162)

EPISOD1 is a Phase I/II multi-center, open-label trial of AMT-162 for the treatment of SOD1-ALS being conducted in the United States consisting of three dose-escalating cohorts with up to four patients in each cohort. The trial will explore the safety and tolerability of AMT-162 and will assess exploratory signs of efficacy by measuring neurofilament light chain, a biomarker of neuronal damage, and SOD1 protein.

In October 2024, we announced the first patient had been dosed in EPISOD1. In January 2025, we announced that the IDMC had recommended proceeding with enrollment of the second cohort after a review of the 28-day safety data from the first cohort.

During the third quarter of 2025, we voluntarily paused enrollment in EPISOD1 upon the recommendation of the IDMC following a September 2025 review of available preliminary data related to the safety and efficacy of AMT-162 in the context of a dose limiting toxicity, which resulted in an SAE determined to be related to AMT-162, that was observed in one patient in the second cohort. We continue to collect and evaluate data from the five patients dosed in EPISOD1 to date.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Total revenues	$3,701	$2,287	$10,530	$21,898
Cost of license revenues	(398)	(264)	(1,251)	(648)
Cost of contract manufacturing revenues	—	(757)	—	(17,060)
Research and development expenses	(34,366)	(30,595)	(105,889)	(104,942)
Selling, general and administrative expenses	(19,438)	(11,575)	(43,846)	(41,279)
Net loss	(80,529)	(44,378)	(161,885)	(166,295)

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents and investment securities of $694.2 million and $367.5 million, respectively. We had a net loss of $80.5 million and $161.9 million in the three and nine months ended September 30, 2025, respectively, compared to a net loss of $44.4 million and $166.3 million for the same period in 2024. As of September 30, 2025 and December 31, 2024, we had accumulated deficits of $1,291.9 million and $1,130.0 million, respectively. See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies, as well as a discussion of our critical accounting estimates, are presented in our Annual Report. There were no material changes to our critical accounting policies during the nine months ended September 30, 2025.

Contract manufacturing

We entered into a development and commercial supply agreement with CSL Behring LLC (“CSL Behring”) in June 2020 for the commercial supply of etranacogene dezaparvovec-drlb (HEMGENIX®). In July 2024, we divested our commercial manufacturing activities located in Lexington, MA (the “Lexington Transaction”). Prior to the Lexington Transaction, we recognized contract manufacturing revenues related to the contract manufacturing of HEMGENIX® for CSL Behring and the cost to manufacture HEMGENIX® under such agreement as Cost of contract manufacturing revenues.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and,
●	changes in the fair value of liabilities recorded in relation to our acquisition of uniQure France SAS.

Our R&D expenses may vary substantially from period to period based on the timing of our research and development activities, including manufacturing campaigns, regulatory submissions, and enrollment of patients in clinical trials. The successful development of our product candidates is highly uncertain. Estimating the nature, timing, or cost of the development of any of our product candidates involves considerable judgment due to numerous risks and uncertainties associated with developing gene therapies, including the uncertainty of:

●	the scope, rate of progress and expense of our research and development activities;
●	clinical trial protocols, speed of enrollment and resulting data;
●	the effectiveness and safety of our product candidates; and,
●	the timing of regulatory approvals.

A change in the outcome of any of these variables with respect to our product candidates that we may develop could mean a significant change in the expenses and timing associated with the development of such product candidates.

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

Other items, net

Our other income generally consists of payments received to subsidize our research and development efforts, income from the subleasing of our Amsterdam facility and our Lexington, MA research and development facility, and for the nine months ended September 30, 2025, income from a one-time sale of critical reagents.

Following the Lexington Transaction, our expenses consist of costs incurred under our commercial supply agreement (“CSA”) with Genezen Holdings Inc. and its affiliate Genezen MA, Inc. (together “Genezen”). These include costs related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA. Additionally, other expenses also consist of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table presents a comparison of our results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Total revenues	$3,701	$2,287	$1,414
Operating expenses:
Cost of license revenues	(398)	(264)	(134)
Cost of contract manufacturing revenues	—	(757)	757
Research and development expenses	(34,366)	(30,595)	(3,771)
Selling, general and administrative expenses	(19,438)	(11,575)	(7,863)
Total operating expenses	(54,202)	(43,191)	(11,011)
Other income	1,510	2,591	(1,081)
Other expense	(2,044)	(1,915)	(129)
Loss from operations	(51,035)	(40,228)	(10,807)
Non-operating expense, net	(20,868)	(4,181)	(16,687)
Net loss before income tax expense	$(71,903)	$(44,409)	$(27,494)
Income tax expense	(8,626)	31	(8,657)
Net loss	$(80,529)	$(44,378)	$(36,151)

Revenues

Our revenues for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
License revenues	$3,582	$2,111	$1,471
Collaboration revenues	119	176	(57)
Total revenues	$3,701	$2,287	$1,414

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended September 30, 2025 and September 30, 2024, we recognized $3.6 million and $2.1 million of license revenues, respectively.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenues related to these contracted services is recognized when the related performance obligations are satisfied. For the three months ended September, 2025 and 2024, we recognized $0.1 million and $0.2 million of collaboration revenues from CSL Behring, respectively.

Cost of contract manufacturing revenues

Cost of contract manufacturing revenues in the three months ended September 30, 2025 were nil. In the three months ended September 30, 2024 we incurred $0.8 million in cost of contract manufacturing revenues related to the manufacture of HEMGENIX® prior to the Lexington Transaction in July 2024.

R&D expense

R&D expenses for the three months ended September 30, 2025 were $34.4 million, compared to $30.6 million for the same period in 2024. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Three months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Huntington's disease (AMT-130)	$11,801	$4,470	$7,331
Temporal lobe epilepsy (AMT-260)	2,245	1,606	639
Fabry disease (AMT-191)	1,709	792	917
Amyotrophic lateral sclerosis (AMT-162)	1,638	910	728
Programs in preclinical development and platform related expenses	1,419	965	454
Total direct research and development expenses	$18,812	$8,743	$10,069

Employee and contractor-related expenses	8,566	9,967	(1,401)
Facility expenses	3,716	3,839	(123)
Fair value changes related to contingent consideration	1,822	(410)	2,232
Share-based compensation expense	695	1,413	(718)
Disposables	492	1,013	(521)
Severance costs	—	3,378	(3,378)
Other expenses	263	2,652	(2,389)
Total other research and development expenses	$15,554	$21,852	$(6,298)

Total research and development expenses	$34,366	$30,595	$3,771

Direct research and development expenses

General

Prior to the Lexington Transaction, we supplied Good Manufacturing Practice (“GMP”) material utilized in our clinical programs for Huntington’s disease and Fabry disease as well as GMP material needed for our preclinical programs using our in-house manufacturing facility. The related expenses were part of Other research and development expenses. Following the closing of the Lexington Transaction, we rely on third party suppliers for these activities and present the associated expenses within Direct research and development expenses.

Huntington’s disease (AMT-130)

In the three months ended September 30, 2025 and September 30, 2024, we incurred costs of $11.8 million and $4.5 million respectively. The increase of $7.3 million includes $6.6 million of expenses incurred in relation to the preparation of the Biologics License Application submission for AMT-130 in the United States, with the remainder attributable to the execution of our U.S. and European studies.

Temporal lobe epilepsy (AMT-260)

In the three months ended September 30, 2025 and September 30, 2024, we incurred costs of $2.2 million and $1.6 million respectively, for the development of AMT-260. We incurred costs of $2.1 million and $0.1 million related to clinical trials and Chemistry, Manufacturing, and Controls (“CMC”) development, respectively, compared to costs of $1.0 million and $0.5 million in the comparative period.

Fabry disease (AMT-191)

In the three months ended September 30, 2025 and September 30, 2024, we incurred costs of $1.7 million and $0.8 million, respectively, related to our development of AMT-191. We incurred costs of $1.5 million and $0.3 million related to clinical trials and CMC development, respectively, compared to costs of $0.7 million and $0.1 million in the comparative period.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the three months ended September 30, 2025 and September 30, 2024, we incurred $1.6 million and $0.9 million of expenses, respectively, to initiate a Phase I/II clinical trial in which the first patient was enrolled in October 2024. We incurred $1.4 million and $0.2 million related to clinical trials and CMC development, respectively, compared to $0.7 million and $0.1 million in the comparative period.

Preclinical programs & platform development

In the three months ended September 30, 2025 and September 30 2024, we incurred $1.4 million and $1.0 million of costs, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $8.6 million in personnel and contractor-related expenses in the three months ended September 30, 2025, compared to $10.0 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024 as well as a reduction in expense following the August 2024 restructuring;
●	We incurred $3.7 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the three months ended September 30, 2025, compared to $3.8 million in the same period in 2024;
●	We recognized a $1.8 million loss in the three months ended September 30, 2025, related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to a $0.4 million gain for the same period in 2024;
●	We incurred $0.7 million in share-based compensation expenses in the three months ended September 30, 2025, compared to $1.4 million for the same period in 2024;
●	We incurred $0.5 million in disposables costs in the three months ended September 30, 2025, compared to $1.0 million for the same period in 2024;
●	We incurred nil severance costs in the three months ended September 30, 2025, compared to $3.4 million related to the Lexington Transaction for the same period in 2024; and,
●	We incurred $0.3 million of other expenses for the three months ended September 30, 2025, compared to $2.7 million for the same period in 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $19.4 million, compared to $11.6 million for the same period in 2024.

	Three months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Employee and contractor-related expenses	$7,055	$5,467	$1,588
Professional fees	6,362	1,453	4,909
Share-based compensation expense	2,828	2,025	803
Intellectual property fees	582	505	77
Depreciation and facility costs	466	467	(1)
Information technology costs	310	201	109
Severance costs	—	740	(740)
Other expenses	1,835	717	1,118
Total selling, general and administrative expenses	$19,438	$11,575	$7,863

●	We incurred $7.1 million in personnel and contractor-related expenses in the three months ended September 30, 2025, compared to $5.5 million in the same period in 2024. The increase was primarily the result of an increase in personnel and contractor-related expenses to support the preparation of a potential commercialization of AMT-130;
●	We incurred $6.4 million in professional fees in the three months ended September 30, 2025, compared to $1.5 million in the same period in 2024. The increase was primarily related to professional fees incurred in relation to the preparation of a potential commercialization of AMT-130;
●	We incurred $2.8 million in share-based compensation expenses in the three months ended September 30, 2025, compared to $2.0 million in the same period in 2024. The increase was primarily a result of an increase in awards granted in the three months ended September 30, 2025, in comparison to the prior period;
●	We incurred nil severance costs in the three months ended September 30, 2025, compared to $0.7 million related to the Lexington Transaction for the same period in 2024;
●	We incurred $1.8 million in other expenses in the three months ended September 30, 2025, compared to $0.7 million in the same period in 2024.

Other items, net

Our other items, net, for the three months ended September 30, 2025 and September 30, 2024 were as follows:

	Three months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Research and development grants from Dutch authorities	$1,012	$1,071	$(59)
Gain on sale of commercial manufacturing activities	—	1,171	(1,171)
Sublease income / (expense), net	31	(115)	146
Supply of HEMGENIX® to CSL Behring	(1,586)	(1,467)	(119)
Other income, net	9	16	(7)
Total other items, net	$(534)	$676	$(1,210)

We recognized $1.6 million and $1.5 million in other expenses during the three months ended September 30, 2025 and September 30 2024, respectively, related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

Other non-operating items, net

Our other non-operating items, net, for the three months ended September 30, 2025 and September 30, 2024 were as follows:

	Three months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Interest income	$3,503	$4,866	$(1,363)
Interest expense - Royalty Financing Agreement	(13,806)	(12,832)	(974)
Interest expense - Hercules debt facility	(1,794)	(3,779)	1,985
Interest expense - other	(1,121)	—	(1,121)
Foreign currency (losses) / gains, net	(428)	7,564	(7,992)
Changes in fair value of liability related to pre-funded warrants	(5,722)	—	(5,722)
Issuance costs - Pre-funded warrants	(1,500)	—	(1,500)
Total non-operating items, net	$(20,868)	$(4,181)	$(16,687)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $3.5 million in interest income in the three months ended September 30, 2025, compared to $4.9 million in the same period in the prior year. Our interest income decreased by $1.4 million, primarily due to lower balances of cash and cash equivalents and investment securities during the three months ended September 30, 2025, compared to the same period in the prior year.

We recognized interest expense of $13.8 million and $12.8 million in the three months ended September 30, 2025, and September, 30, 2024, respectively, related to royalty purchase agreement (the “Royalty Financing Agreement”). We recognized interest expense of $1.8 million and $3.8 million in the three months ended September 30, 2025, and September, 30, 2024, respectively, related to the Hercules debt facility, primarily due to the $50.0 million repayment of the Hercules debt in July 2024, as well as a decrease in market interest rates. We recognized other interest expense of $1.1 million and nil in the three months ended September 30, 2025, and September 30, 2024, respectively.

We conduct transactions and hold monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are remeasured at period-end exchange rates, and resulting foreign currency transaction gains and losses are recorded in the Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $0.4 million during the three months ended September 30, 2025, compared to a net gain of $7.6 million during the same period in 2024.

We recognized a $5.7 million loss in the three months ended September 30, 2025, related to an increase in the fair value of the liability related to pre-funded warrants, compared to nil for the same period in 2024.

We recognized $1.5 million expenses in the three months ended September 30, 2025, related to the issuance of the Pre-Funded Warrants, compared to nil for the same period in 2024.

Income tax expense

We recognized $1.1 million of deferred tax expense in the three months ended September 30, 2025, and $0.1 million of deferred tax benefit for the same period in 2024.

We recognized $7.5 million of current income tax expense in the three months ended September 30, 2025, and $0.1 million of current income tax expense for the same period in 2024.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024

The following table presents a comparison of our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Total revenues	$10,530	$21,898	$(11,368)
Operating expenses:
Cost of license revenues	(1,251)	(648)	(603)
Cost of contract manufacturing revenues	—	(17,060)	17,060
Research and development expenses	(105,889)	(104,942)	(947)
Selling, general and administrative expenses	(43,846)	(41,279)	(2,567)
Total operating expenses	(150,986)	(163,929)	12,943
Other income	12,413	5,950	6,463
Other expense	(6,188)	(2,385)	(3,803)
Loss from operations	(134,231)	(138,466)	4,235
Non-operating expense, net	(18,107)	(26,256)	8,149
Loss before income tax expense	$(152,338)	$(164,722)	12,384
Income tax expense	(9,547)	(1,573)	(7,974)
Net loss	$(161,885)	$(166,295)	$4,410

Revenues

Our revenues for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
License revenues	$10,411	$5,182	$5,229
Contract manufacturing revenues	—	6,114	(6,114)
Collaboration revenues	119	10,602	(10,483)
Total revenues	$10,530	$21,898	$(11,368)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the nine months ended September 30, 2025 and September 30, 2024, we recognized $10.4 million and $5.2 million of license revenues, respectively.

Contract manufacturing revenues

We recognized contract manufacturing revenues related to the manufacture of HEMGENIX® for CSL Behring prior to the Lexington Transaction. Contract manufacturing revenues are recognized when earned upon sales of HEMGENIX® drug product to CSL Behring. We recognized nil contract manufacturing revenues in the nine months ended September 30, 2025, compared to $6.1 million for the same period in 2024.

Collaboration revenues

We provide services to CSL Behring in accordance with the CSL Behring Agreement. Collaboration revenues related to these contracted services are recognized when the associated performance obligations are satisfied. For the nine months ended September 30, 2025 and September 30, 2024, we recognized $0.1 million and $10.6 million of collaboration revenues for CSL Behring, respectively. The decrease in collaboration revenues of $10.5 million in the nine months ended September 30, 2025 compared to the same period in 2024 was due to the absence of applicable development and other services having been provided to CSL Behring in connection with the CSL Behring Agreement in 2025.

Cost of contract manufacturing revenues

We incurred nil cost of contract manufacturing revenues in the nine months ended September 30, 2025. In the nine months ended September 30, 2024 we incurred $17.1 million cost of contract manufacturing revenues related to the manufacture of HEMGENIX® prior to the Lexington Transaction in July 2024.

R&D expense

R&D expenses for the nine months ended September 30, 2025 were $105.9 million, compared to $104.9 million for the same period in 2024. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Huntington's disease (AMT-130)	$30,548	$9,790	$20,758
Temporal lobe epilepsy (AMT-260)	6,275	5,858	417
Fabry disease (AMT-191)	5,151	3,617	1,534
Amyotrophic lateral sclerosis (AMT-162)	4,567	4,539	28
Programs in preclinical development and platform related expenses	3,104	2,312	792
Total direct research and development expenses	$49,645	$26,116	$23,529

Employee and contractor-related expenses	28,248	39,926	(11,678)
Facility expenses	12,119	16,910	(4,791)
Share-based compensation expense	5,916	7,694	(1,778)
Fair value changes related to contingent consideration	5,293	(2,032)	7,325
Disposables	1,878	4,354	(2,476)
Severance costs	—	4,475	(4,475)
Other expenses	2,790	7,499	(4,709)
Total other research and development expenses	$56,244	$78,826	$(22,582)

Total research and development expenses	$105,889	$104,942	$947

Direct research and development expenses

General

Prior to the Lexington Transaction, we supplied GMP material utilized in our clinical programs for Huntington’s disease and Fabry disease as well as GMP material needed for our preclinical programs using our in-house manufacturing facility in Lexington, MA. The related expenses were part of Other research and development expenses. Following the closing of the Lexington Transaction, we rely on third party suppliers for these activities and present the associated expenses within Direct research and development expenses.

Huntington’s disease (AMT-130)

In the nine months ended September 30, 2025 and September 30, 2024, we incurred costs of $30.6 million and $9.8 million respectively. The increase of $20.8 million includes $14.2 million of costs incurred in relation to the preparation of the BLA submission for AMT-130 in the United States, including manufacturing process validation-related costs as well as expenses to support the initiation of the Process Performance Qualification campaign and other activities. Other costs incurred for the development of AMT-130 were primarily related to the execution of our U.S. and European studies.

Temporal lobe epilepsy (AMT-260)

In the nine months ended September 30, 2025 and September 30, 2024, we incurred costs of $6.3 million and $5.9 million respectively, for the development of AMT-260. We incurred $5.4 million and $0.7 million related to clinical trials and CMC development, respectively, compared to $2.3 million and $3.3 million in the comparative period.

Fabry disease (AMT-191)

In the nine months ended September 30, 2025 and September 30, 2024, we incurred costs of $5.2 million and $3.6 million, respectively, related to our development of AMT-191. We incurred $4.6 million and $0.4 million related to clinical trials and CMC development, respectively, compared to $3.4 million and $0.2 million in the comparative period.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the nine months ended September 30, 2025 and September 30, 2024, we incurred $4.6 million and $4.5 million of expenses, respectively, to initiate a Phase I/II clinical trial in which the first patient was enrolled in October 2024. We incurred $4.2 million and $0.3 million related to clinical trials and CMC development, respectively, compared to $2.6 million and $1.8 million in the comparative period.

Preclinical programs & platform development

In the nine months ended September 30, 2025 and September 30 2024, we incurred $3.1 million and $2.3 million of costs, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $28.2 million in personnel and contractor-related expenses in the nine months ended September 30, 2025, compared to $39.9 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024 as well as a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred $12.1 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the nine months ended September 30, 2025, compared to $16.9 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities in July 2024;
●	We incurred $5.9 million in share-based compensation expenses in the nine months ended September 30, 2025, compared to $7.7 million for the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We recognized a $5.3 million loss in the nine months ended September 30, 2025, related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to a $2.0 million gain in the same period in 2024;
●	We incurred $1.9 million in disposables costs in the nine months ended September 30, 2025, compared to $4.4 million for the same period in 2024;
●	We incurred nil severance costs in the nine months ended September 30, 2025, compared to $4.5 million related to the Lexington Transaction for the same period in 2024; and,
●	We incurred $2.8 million of other expenses for the nine months ended September 30, 2025, compared to $7.5 million for the same period in 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $43.9 million, compared to $41.3 million for the same period in 2024.

	Nine months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Employee and contractor-related expenses	$17,937	$17,355	$582
Professional fees	11,693	5,692	6,001
Share-based compensation expense	7,100	8,780	(1,680)
Depreciation and facility costs	1,424	1,552	(128)
Intellectual property fees	1,146	1,397	(251)
Information technology costs	784	713	71
Severance costs	—	1,040	(1,040)
Other expenses	3,762	4,750	(988)
Total selling, general and administrative expenses	$43,846	$41,279	$2,567

●	We incurred $17.9 million in personnel and contractor-related expenses in the nine months ended September 30, 2025, compared to $17.4 million in the same period in 2024;
●	We incurred $11.7 million in professional fees in the nine months ended September 30, 2025, compared to $5.7 million in the same period in 2024. The increase was primarily related to professional fees incurred to support the preparation of a potential commercialization of AMT-130;
●	We incurred $7.1 million in share-based compensation expenses in the nine months ended September 30, 2025, compared to $8.8 million in the same period in 2024. The decrease was primarily related to the divestment of our commercial manufacturing activities and a reduction in expense from the restructuring that occurred in August 2024;
●	We incurred nil severance costs in the nine months ended September 30, 2025, compared to $1.0 million related to the Lexington Transaction in 2024; and,
●	We incurred $3.8 million in other expenses in the nine months ended September 30, 2025, compared to $4.8 million in the same period in 2024.

Other items, net

Our other items, net, for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Sale of critical reagents to Genezen	$6,000	$—	$6,000
Research and development grants from Dutch authorities	4,123	3,957	166
Gain on sale of commercial manufacturing activities	—	1,171	(1,171)
Sublease income / (expense), net	402	(260)	662
Supply of HEMGENIX® to CSL Behring	(4,842)	(1,467)	(3,375)
Other income, net	542	164	378
Total other items, net	$6,225	$3,565	$2,660

In the nine months ended September 30, 2025 we recognized $6.0 million in income related to a one-time sale of critical reagents to Genezen, compared to nil in the same period in 2024.

We recognized $4.8 million and $1.5 million in other expenses during the nine months ended September 30, 2025, and September 30, 2024, respectively, related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

Other non-operating items, net

Our other non-operating items, net, for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine months ended September 30,
	2025	2024	2025 vs 2024

	(in thousands)
Interest income	$11,154	$17,179	$(6,025)
Interest expense - Royalty Financing Agreement	(40,885)	(37,671)	(3,214)
Interest expense - Hercules debt facility	(5,415)	(11,194)	5,779
Interest expense - other	(1,121)	—	(1,121)
Foreign currency gains, net	25,382	5,430	19,952
Changes in fair value of liability related to pre-funded warrants	(5,722)	—	(5,722)
Issuance costs - Pre-funded warrants	(1,500)	—	(1,500)
Total non-operating items, net	$(18,107)	$(26,256)	$8,149

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $11.2 million in interest income in the nine months ended September 30, 2025, compared to $17.2 million in the same period in the prior year. Our interest income decreased by $6.0 million, primarily due to lower balances of cash and cash equivalents and investment securities during the nine months ended September 30, 2025, compared to the same period in the prior year.

We recognized interest expense of $40.9 million and $37.7 million in the nine months ended September 30, 2025, and September, 30, 2024, respectively, related to the Royalty Financing Agreement. We recognized interest expense of $5.4 million and $11.2 million in the nine months ended September 30, 2025, and September, 30, 2024, respectively, related to the Hercules debt facility, primarily due to the $50.0 million repayment of the Hercules debt in July 2024, as well as a decrease in market interest rates. We recognized other interest expense of $1.1 million and nil in the nine months ended September 30, 2025, and September 30, 2024, respectively.

We conduct transactions and hold monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are remeasured at period-end exchange rates, and resulting foreign currency transaction gains and losses are recorded in the Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency gain, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $25.4 million during the nine months ended September 30, 2025, compared to a net gain of $5.4 million during the same period in 2024.

We recognized a $5.7 million loss in the nine months ended September 30, 2025, related to an increase in the fair value of the liability related to pre-funded warrants, compared to nil for the same period in 2024.

We recognized $1.5 million of expenses in the nine months ended September 30, 2025 related to the issuance of the Pre-Funded Warrants, compared to nil for the same period in 2024.

Income tax expense

We recognized $2.0 million of deferred tax expense in the nine months ended September 30, 2025, and $1.4 million of deferred tax expense for the same period in 2024.

We recognized $7.6 million of current income tax expense in the nine months ended September 30, 2025, and $0.2 million of current income tax expense for the same period in 2024.

Financial Position, Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents, restricted cash, and investment securities of $695.7 million. We believe our cash and cash equivalents, restricted cash, and investment securities will be sufficient to fund our projected operating expenses into 2029. Such operating expenses include expenses to fund the ongoing clinical trials of AMT-130, AMT-162, AMT-191 and AMT-260, as well as potential additional expenses that might be required to obtain marketing authorizations for AMT-130. The amount and timing of our actual expenditures may vary significantly. We have based our estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, and as such, we may require additional funding.

If the BLA for AMT-130 is approved prior to June 15, 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, we could draw down up to $100.0 million under our senior secured term loan facility with Hercules. Additional funding could also include a combination of public equity offerings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. If adequate funds are not available to us on acceptable terms when we need them, we may be unable to pursue further development of our clinical product candidates.

Our current material cash requirements include the following contractual and other obligations:

Debt

As of September 30, 2025, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. The loan has an interest-only period until October 1, 2028 and we are contractually required to repay the $50.0 million in equal installments between October 1, 2028 and October 1, 2030. The interest-only period will be extended to October 1, 2029 if the BLA for AMT-130 is approved prior to June 15, 2027. The loan will be interest-only until October 1, 2030 if certain commercial milestones are met prior to December 31, 2028. Future contractual interest payments (assuming repayments commence on October 1, 2028) associated with the loan are $26.1 million, with $7.4 million payable within the next 12 months.

Leases

We have entered into lease arrangements for facilities, including corporate, laboratories and office space. As of September 30, 2025, we had fixed lease payment obligations of $22.1 million, with $4.5 million payable within 12 months. Following the Lexington Transaction, we assigned our lease for our prior manufacturing facility in Lexington, MA (the “Lexington Facility”) to Genezen. As of September 30, 2025, we continue to guarantee $17.4 million of fixed lease payments under the lease for the Lexington Facility until the end of the lease term in May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In connection with our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractually defined milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. In December 2024, we made a payment of EUR 30.0 million ($31.5 million) to the former shareholders of uniQure France SAS following the dosing of the first patient in Phase I/II clinical trial for AMT-260. As of September 30, 2025, our remaining commitment amounts include EUR 160.0 million ($187.8 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestones will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of September 30, 2025, of $1.17/€1.00. As of September 30, 2025, we expect these obligations will become payable between 2028 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Commitments related to licensors and financial advisors

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch) or as a result of collecting payments related to our sale of the exclusive global rights of HEMGENIX® to CSL Behring. We also owe payments to a financial advisor related to certain payments we may collect under the CSL Behring Agreement.

Commitments related to the CSA and the DMSA with Genezen

Our CSA with Genezen requires us to take or pay contract manufacturing services for HEMGENIX® during a three-year period ending July 2027. As of September 30, 2025, our remaining minimum purchase commitments to Genezen amount to $25.2 million, with $16.5 million to be paid within the next 12 months. CSL Behring’s minimum purchase commitments to us over the next 12 months are $17.2 million, of which $12.6 million relates to such minimum purchase commitments to Genezen.

Our development and other manufacturing services agreement (“DMSA”) with Genezen requires us to take or pay contract development services during a three-year period ending July 2027. As of September 30, 2025 our remaining minimum purchase commitments amount to $9.8 million with $5.2 million to be paid within the next 12 months.

The table below summarizes our consolidated cash flow data for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$160,329	$244,544
Net cash used in operating activities	(100,394)	(129,884)
Net cash generated from investing activities	119,751	189,592
Net cash generated from / (used in) financing activities	412,949	(52,969)
Foreign exchange impact	5,914	1,796
Cash, cash equivalents and restricted cash at the end of period	$598,549	$253,079

We have previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continue to incur losses in the current period. We recorded a net loss of $80.5 million and $161.9 million in the three and nine months ended September 30, 2025, respectively, compared to a net loss of $44.4 million and $166.3 million during the same period in 2024. As of September 30, 2025, we had an accumulated deficit of $1,291.9 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through to the current period, we have funded our operations primarily through private and public placements of equity securities, debt securities, pre-funded warrants, and payments from our collaboration partners, as well as $370.1 million through the sale of a portion of royalties due from our collaboration partner CSL Behring in 2023. Between July 2021 and July 2023, we collected $617.4 million from CSL Behring as a result of the sale of HEMGENIX® to CSL Behring and other milestones collected from CSL Behring, and we are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from the Royalty Financing Agreement) on net sales of HEMGENIX®.

In September 2025, we received aggregate net proceeds of $323.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, following the completion of a follow-on public offering of 6.7 million ordinary shares at a public offering price of $47.50 per ordinary share, and, in lieu of ordinary shares to certain investors, pre-funded warrants to purchase 0.5 million of our ordinary shares at the public offering price per share less the $0.0001 per share exercise price for each pre-funded warrant.

In September 2025, we amended the 2024 Amended Facility with Hercules. Pursuant to the 2025 Amended Facility, we may draw down (i) an additional $100.0 million in two increments of at least $25.0 million (the “Tranche 2 Advances”), following the approval of a BLA for AMT-130 prior to June 15, 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and (ii) an additional $25.0 million in a single advance (the “Tranche 3 Advance”), subject to approval by Hercules. Advances under the 2025 Amended Facility bear interest at a rate equal to the greater of (i) 9.45% and (ii) the sum of the prime rate and 2.45%, reflecting a current floating rate of 9.70%.

In July 2025, we entered into a Sales Agreement with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market (“ATM”) offering program, under which we may, from time to time and at our sole discretion, offer and sell through Leerink Partners, acting as agent, our ordinary shares, up to an aggregate offering of $200.0 million. As of September 30, 2025, no sales have been made under the ATM offering program.

In January 2025, we received aggregate net proceeds of $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 4.4 million ordinary shares at a public offering price of $17.00 per ordinary share. In February 2025, we raised an additional $10.4 million in net proceeds after related offering expenses upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

We are subject to certain covenants under the senior secured term loan facility with Hercules and may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. In addition, our pledge of assets as collateral to secure our obligations under the senior secured term loan facility with Hercules may limit our ability to obtain debt financing.

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

Net cash used in operating activities

Net cash used in operating activities was $100.4 million for the nine months ended September 30, 2025 and consisted of a net loss of $161.9 million, adjusted for non-cash items including depreciation and amortization expense of $11.8 million, amortization of the discount on investment securities of $6.1 million, share-based compensation expense of $13.0 million, $29.2 million of interest expense net of interest paid related the Royalty Financing Agreement, a change in deferred taxes of $2.0 million, changes in the fair value of contingent consideration of $5.3 million, changes in the fair value of the liability related to pre-funded warrants of $5.7 million and unrealized foreign exchange gains of $24.5 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $28.1 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $2.9 million. There was a net increase in accounts payable, accrued expenses, other liabilities, income taxes payable and operating leases of $25.2 million.

Net cash used in operating activities was $129.9 million for the nine months ended September 30, 2024 and consisted of a net loss of $166.3 million adjusted for non-cash items, including depreciation and amortization expense of $8.3 million, amortization of the discount on investment securities of $8.5 million, share-based compensation expense of $17.5 million, $33.1 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $1.6 million, changes in the fair value of contingent consideration of $2.0 million, recognition of an allowance for inventory write-downs of $6.3 million and unrealized foreign exchange gains of $5.7 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $11.7 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $5.8 million. There was an increase in inventory balances of $3.9 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $2.0 million.

Net cash generated from investing activities

In the nine months ended September 30, 2025, we generated $119.8 million from our investing activities compared to $189.6 million generated during the same period in 2024.

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$337,195	$480,806
Investment in debt securities	(217,124)	(279,586)
Capital expenditures - European sites	(274)	(1,743)
Capital expenditures - Lexington sites	(46)	(1,585)
Divestment of commercial manufacturing facility	—	(8,300)
Net cash generated from investing activities	$119,751	$189,592

Net cash generated from financing activities

In the nine months ended September 30, 2025, net cash generated from financing activities was $412.9 million, compared to net cash used in financing activities of $53.0 million in the same period in 2024.

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash flows from financing activities
Proceeds from public offerings of shares from follow-ons, net of issuance costs	$380,737	$—
Proceeds from issuance of pre-funded warrants, net of issuance costs	23,499	—
Proceeds from issuance of ordinary shares related to employee stock option and purchase plans	8,713	81
Long-term debt repayment	—	(53,050)
Net cash generated from / (used in) financing activities	$412,949	$(52,969)

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	activities to prepare for the potential commercialization of AMT-130 for Huntington’s disease in the United States, the European Union, the United Kingdom or other territories if we can align on the requirements for marketing authorization with the respective regulatory authorities;
●	investments to develop AMT-130, AMT-191 and AMT-260 beyond completing the ongoing trials;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;

●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and,
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2025, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Summary Risk Factors

The following is a summary of the principal risks associated with an investment in our ordinary shares:

●	We are dependent on the success of our lead product candidate, AMT-130, for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, including inability to demonstrate sufficient safety or efficacy, or challenges associated with its regulatory approval, manufacturing or commercialization could adversely affect our business.
●	We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.
●	If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, our business could be materially harmed.
●	Any approved gene therapy we seek to commercialize may fail to achieve the degree of market acceptance by physicians, patients, third party payers and others in the medical community necessary for commercial success.
●	Interim, topline or preliminary results from our clinical trials may change as more data become available, as such data are subject to regulatory audit and verification procedures, and/or regulatory review, which could result in material changes in the final results and conclusions.
●	We cannot predict when or if we will obtain marketing approval to commercialize our product candidates.
●	Disruptions at the FDA, and other government agencies, from funding cuts, personnel losses, leadership changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain further guidance from the FDA regarding our clinical development programs and secure approval of our product candidates in a timely manner, which could adversely affect our business.
●	The risks associated with the marketing approval process are heightened by the status of our products as gene therapies.
●	We may leverage certain specialized regulatory pathways and designations, such as the FDA’s accelerated approval pathway, RMAT designation and Breakthrough Therapy designation, to develop our product candidates or to seek licensure. Even if one or more of our product candidates receives such a designation or is permitted to pursue such a pathway, we may be unable to obtain and maintain the benefits associated with such designations and pathways.
●	Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage the public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.
●	Our business development and strategic initiatives, acquisitions, partnerships, collaborations or other transactions, may not achieve their intended benefits or goals and may result in additional risks to our business.
●	We may not be successful in obtaining rights from external parties to new product candidates and key technologies, or in securing partnerships to support the development or commercialization of our product candidates.

●	Gene therapies are complex, expensive and difficult to manufacture. Genezen or any third-party manufacturer that we engage could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.
●	The manufacturing of our products and product candidates is subject to significant government regulations and approvals. We currently rely and expect to continue to rely on third parties to manufacture our product candidates, and these third parties may not perform satisfactorily or may fail to comply with these regulations or maintain these approvals.
●	We had net losses in the years ended December 31, 2024 and 2023, have incurred significant losses in previous years and expect to incur losses in the future, and may never achieve or maintain profitability.
●	There may be future changes in legal and regulatory requirements that may materially impact our results of operations.
●	The market price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	Our future success depends on our ability to retain key executives, technical staff, and other employees and to attract, retain and motivate qualified personnel.
●	We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.

Risks Related to Our Business and the Development of Our Clinical Product Candidates

We are dependent on the success of our lead clinical product candidate, AMT-130, for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, including inability to demonstrate sufficient safety or efficacy, or challenges associated with its regulatory approval, manufacturing or commercialization could adversely affect our business.

We have invested a significant portion of our development efforts and financial resources in the development of our lead clinical product candidate, AMT-130 for the treatment of Huntington’s disease. In September 2025, we announced positive topline data from the pivotal Phase I/II study of AMT-130. In November 2025, we announced that, although final meeting minutes have not yet been received, based on discussions at a pre-BLA meeting held with the FDA, we believe that the FDA currently no longer agrees that data from the Phase I/II studies of AMT-130 in comparison to an external control, as per the prespecified protocols and statistical analysis plans shared with the FDA in advance of the analyses, may be adequate to provide the primary evidence in support of a BLA submission. Consequently, the timing of the BLA submission for AMT-130 is now unclear. We expect to receive final meeting minutes within 30 days of the pre-BLA meeting. The final meeting minutes could, among other things, confirm our belief that the FDA no longer agrees that data from the Phase I/II studies of AMT-130 in comparison to an external control may be adequate to provide the primary evidence in support of a BLA submission. Alternatively, the final meeting minutes could reflect a different position of the FDA, including contradicting our belief, in whole or in part, that the FDA currently no longer agrees that data from the Phase I/II studies of AMT-130 in comparison to an external control may be adequate to provide the primary evidence in support of a BLA submission.

We previously announced that in April 2025, the FDA granted Breakthrough Therapy designation to AMT-130. Breakthrough Therapy designation is intended to expedite the development and review of investigational therapeutic candidates that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s) by ensuring that the drug is eligible for all Fast Track designation features, intensive guidance on an efficient drug development program, and FDA commitment involving senior managers. This designation is in addition to the FDA’s previously granted RMAT, Orphan Drug and Fast Track designations for the AMT-130 program.

There are numerous factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to, potential patient safety issues; our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development or accelerated approval by the FDA, EMA or any other regulatory authority; our inability to achieve alignment regarding an accelerated approval pathway for AMT-130 with the FDA, and the timing of such regulatory alignment and other factors impacting our interactions with the FDA which may be outside of our control; our current beliefs regarding the further development of and pathway for AMT-130 are based on our interpretation of communications and interactions with the FDA to date, and our efforts to address such communications and interactions, including regulatory authority minutes, may be incorrect; the results from future interim or topline data readouts from our Phase I/II trials, including as additional patient data becomes available; any requirement for additional studies to obtain approval and for a Phase III confirmatory study; the timing and resources associated with our planned marketing applications; our ability to successfully commercialize AMT-130 should we choose to do so without a partner; challenges with potential development or commercial partners, should we choose to pursue further development or commercialization of AMT-130 with a partner; and our ability to fund the further development and commercialization of the AMT-130 program.

Any one or combination of these factors could force us to halt or discontinue the ongoing clinical trials of AMT-130 or related commercialization efforts or could prevent us from obtaining marketing approval within the predicted timeframes or at all. Certain of these risk factors are heightened in the context of drug development for rare diseases like Huntington’s disease and novel investigational products like gene therapies in which non-traditional study designs are utilized to demonstrate efficacy and safety, including open-label studies, single arm studies, studies utilizing active comparators or natural history data, biomarkers or other forms of surrogate endpoints, which may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases that progress slowly and that affect small patient populations.

The FDA has broad discretion with regard to licensure, including through the Accelerated Approval Program, and even if we believe that an Accelerated Approval Program is appropriate for AMT-130, we cannot be certain that the FDA will not require additional studies and trials beyond those that we currently contemplate. Furthermore, even if the FDA reviews a BLA seeking approval, including accelerated approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies and SAP support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the Accelerated Approval Program is not appropriate and that our clinical trials and SAP for AMT-130 may be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. Furthermore, the feedback or requests we receive from the FDA, or other non-U.S. regulatory authority, may be difficult to implement or not implementable at all. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure, including through the Accelerated Approval Program. A failure to obtain licensure for AMT-130 could result in a longer time period to obtain licensure of our clinical products, could increase the cost of our clinical products’ development, could delay our ability to launch and commercialize AMT-130 in the U.S. and could significantly harm our financial position and competitive position in the marketplace.

We cannot be certain that AMT-130, or any of our clinical product candidates, will be successful in clinical trials or receive regulatory approval. If we were required to, or if we chose to, discontinue development of AMT-130 or any other current or future product candidate, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability and our business would be adversely affected.

We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Drug development is expensive, time-consuming, and uncertain as to the outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We are currently conducting Phase I/II clinical trials in the U.S. and Europe for AMT-130, our investigational gene therapy for the treatment of Huntington’s disease. In November 2025, we announced that, although final meeting minutes have not yet been received, based on discussions at a pre-BLA meeting held with the FDA, we believe that the FDA currently no longer agrees that data from the Phase I/II studies of AMT-130 in comparison to an external control, as per the prespecified protocols and statistical analysis plans shared with the FDA in advance of the analyses, may be adequate to provide the primary evidence in support of a BLA submission. Consequently, the timing of the BLA submission for AMT-130 is now unclear. We are also advancing three other product candidates through Phase I/II clinical development – AMT-260 for the treatment of MTLE, AMT-162 for the treatment of SOD1-ALS, and AMT-191 for the treatment of Fabry disease.

We have experienced clinical setbacks in the past and may experience setbacks in the future. For example, we experienced an immaterial but unexpected delay when our clinical trials of HEMGENIX® were placed on clinical hold by the FDA from December 2020 to April 2021 following a preliminary diagnosis of hepatocellular carcinoma in one patient. Similarly, we experienced an unexpected delay in the enrollment of our Phase Ib/II clinical trial of AMT-130 for the treatment of Huntington’s disease between July and October 2022 due to our voluntary postponement and comprehensive safety investigation into suspected unexpected serious adverse reactions in three patients. In addition, we have voluntarily paused enrollment in EPISOD1, our Phase I/II clinical trial of AMT-162, upon the recommendation of the IDMC following a September 2025 review of available preliminary data related to the safety and efficacy of AMT-162 in the context of a dose limiting toxicity, which resulted in a SAE determined to be related to AMT-162, that was observed in one patient in the second cohort. While enrollment is paused, we continue to collect and evaluate data from the five patients dosed in EPISOD1 to date.

A failure of one or more clinical trials can occur at any stage and for a variety of reasons that we cannot predict with accuracy and that are out of our control. Events that may prevent successful or timely completion of clinical development, as well as clinical product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	insufficient number of patients treated with the product candidate or an insufficient study period for assessing the effectiveness of the product candidate;
●	failures or delays in reaching agreement with regulatory agencies on study design, particularly with respect to our novel gene therapies for which regulatory pathways remain untested;
●	failures or delays in hiring sufficient personnel with the requisite expertise to execute multiple clinical programs simultaneously;
●	failures or delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”) and clinical trial sites;
●	failures or delays in identifying, recruiting and enrolling patients in our clinical studies;
●	delays in receiving regulatory authorization to conduct our clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	failures or delays in obtaining or failure to obtain required Institutional Review Board (“IRB”) and Institutional Biosafety Committee (“IBC”) approval at each clinical trial site;
●	requirements of regulatory authorities, IRBs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials or testing;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, our chosen bases for comparison as it relates to measurements of clinical efficacy, our interpretation and statistical analyses of data collected from preclinical studies and clinical trials;
●	recommendations from Data and Safety Monitoring Boards (“DSMBs”) to discontinue, pause, or modify the trial;

●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with product candidates failing to meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	emergence of new information about or impacting our product candidates or the field of gene therapy;
●	determinations that there are issues with our third-party manufacturers or their facilities or processes; or
●	changes in regulatory requirements and guidance, including due to changes in policies or changes based on new or additional data or information, as well as new, revised, postponed, or frozen regulatory requirements, that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Such trials, regulatory review and approval take many years. Our clinical trials may never yield results that demonstrate that our product candidates are effective or safe in humans and regulatory authorities may interpret our clinical trial results differently than we do. If the results of our clinical trials are inconclusive, or fail to meet the level of statistical significance required for regulatory approval, or if there are safety concerns, concerns around efficacy or durability of response or other adverse events associated with our product candidates, we may:

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

Our ability to recruit and enroll patients for our clinical trials is heavily reliant on third parties. Clinical trial sites may not have the adequate infrastructure established to handle the administration of our gene therapy products, related surgeries or other means of product administration, or may have difficulty finding eligible patients to enroll into our clinical trials, which may delay or impede our planned trials and development timelines. In addition, neither we nor any of our collaborators may be able to identify and enroll sufficient eligible patients to participate in these trials as required by the FDA, the EMA or other regulatory authorities. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because several of our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the age range required for trial eligibility for certain indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Patients may also be reluctant to enroll in clinical trials for gene therapy candidates where other therapeutic alternatives are available due uncertainty about the safety or effectiveness gene therapies and the possibility that treatment with one gene therapy could preclude future gene therapy treatments due to the formation of antibodies following and in response to the treatment, or other unknown factors associated with novel therapeutics.

Our inability to successfully initiate or complete preclinical and clinical studies could result in additional costs to us or impair our ability to receive marketing approval, to generate revenues from product sales or from reaching certain development milestones or obtain regulatory approval. In addition, if we make manufacturing or formulation changes to our product candidates, including changes in the vector or manufacturing process used, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. It is also possible that any such manufacturing or formulation changes may have an adverse impact on the performance of the product candidate or safety profile. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may materially harm our business, financial condition, and results of operations.

Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.

Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. For example, the interim or topline results from our ongoing Phase I/II clinical trials of AMT-130, our clinical product candidate targeting Huntington’s disease, may not be predictive of the results of future analyses or later-stage trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of any of our clinical trials, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage. Changes to product candidates or how the results from our clinical trials are analyzed and any external control to which the results are compared to, whether as a result of regulatory feedback or changes in clinical trial procedures and protocols, may also impact the results of subsequent analyses or studies.

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

Additionally, we are currently conducting and may in the future conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate (as opposed to an existing approved drug or placebo). Open-label trials typically test only the investigational therapeutic candidate and sometimes may do so at different dose levels. For example, our ongoing Phase I/II clinical trial of AMT-130 is designed as an open-label trial following a 12-month core study period during which certain patients received a sham surgical procedure. Certain of these patients crossed over to an arm allowing for treatment with AMT-130 and are now subject to long-term, unblinded follow-up monitoring for a period of five years. Open-label trials are subject to various limitations that may bias the interpretation of the data. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the results from our open-label trials, including early indications of potential efficacy, may not be predictive of future clinical trial results. Early evidence of slowing disease progression in our AMT-130 clinical trial may not be predictive of continued evidence of potential efficacy as we continue to collect follow-up data from patients enrolled in the trial.

Interim, topline, or preliminary results from our clinical trials may change as more data become available, as such data are subject to regulatory audit and verification procedures, and/or regulatory review, which could result in material changes in the final results and conclusions.

From time to time, we publicly disclose interim, preliminary, topline or other data from preclinical studies and clinical trials. Interim and preliminary data are based on a preliminary and sometimes post hoc analysis of such data. Additionally, with respect to interim and preliminary data, the results and related findings and conclusions are subject to change following a more comprehensive review of the data, the particular study, or trial. We also make assumptions, estimations, calculations, and conclusions as part of our preliminary, interim or topline analyses of data, and we may not have received or had the opportunity to evaluate all data at that time. Interim, preliminary or topline data that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim and preliminary data also remain subject to regulatory audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available.

For example, in September 2025, we announced topline data from the pivotal Phase I/II study of AMT-130. As part of the September 2025 update, we announced, among other things, a statistically significant slowing of disease progression for patients receiving high-dose AMT-130 at 36 months as measured by cUHDRS as well as a statistically significant slowing of disease progression for patients receiving high-dose AMT-130 at 36 months as measured by TFC, in each case, compared to a propensity score-matched external control. Topline or interim data from our clinical trials, including the AMT-130 trials, and our analyses of that data are subject to the risk that one or more of our conclusions may materially change as more patient data become available, and as regulatory interactions focused on statistical analysis of the clinical data progress, among other factors. Significant differences between topline or interim data and subsequent data that become available could change the nature of our conclusions with respect to the safety and efficacy of our product candidates, which could adversely impact our business. Regulatory authorities may also interpret data differently than we do.

We have and may in the future disclose topline or interim results based on post-hoc analyses, the pooling of data from multiple studies, or using statistical assessments or comparisons, including comparisons to historical controls, which regulatory authorities may not agree with. In addition, the FDA may find that calculations of statistical significance using nominal p-values or any other statistical calculations are not sufficiently reliable or subject to certain statistical limitations and, as a result, determine that our results are insufficient evidence of clinical efficacy.

Accordingly, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, analyses or may interpret or weigh the importance of data differently, which could negatively impact the value of the particular program, its prospects for approval and our business. Notwithstanding our receipt of Breakthrough Therapy designation for the AMT-130 program, we may fail to continue to demonstrate clinical efficacy or durability of response data to warrant further development or approval, including accelerated approval by the FDA, EMA or any other regulatory authority.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial may be topline results based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our public disclosures. For example, in September 2025, we announced topline data from the pivotal Phase I/II study of AMT-130. Any information we determine not to disclose may ultimately be deemed significant by others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary, interim or topline data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

Data analyses conducted either on a post-hoc basis or with a pre-specified statistical analysis plan and using external, historical controls may not be accepted as a basis for regulatory approval.

We have in the past and may in the future undertake certain analyses to further understand the data and potential reasons for the study results, including retrospective, post-hoc, and subgroup analyses, which may make interpretation of the data more difficult. Because these analyses are not pre-planned and studies may not be adequately designed for these analyses, they may not be a reliable nor an acceptable basis for regulatory approval. For example, in conjunction with our July 2024 interim data update for AMT-130, we conducted a post-hoc analysis of clinical outcomes for the 21 treated patients at 24 months compared to an expanded, propensity-weighted external control consisting of 154 patients. Among other conclusions in this interim update, we reported, based on this analysis, a statistically significant, dose-dependent, slowing in disease progression measured by cUHDRS observed through 24 months in patients receiving the high dose of AMT-130. We also reported a statistically significant reduction of CSF NfL observed in patients treated with AMT-130.

In addition, analyses of our clinical trial data may, and do, rely on external historical controls, rather than blinded, placebo-controlled comparator populations, which may not be accepted as a basis for regulatory approval. For example, the topline data from the pivotal Phase I/II study of AMT-130 announced in September 2025 was based on clinical outcomes from dosed patients compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set. In November 2025, we announced that, although final meeting minutes have not yet been received, based on discussions at a pre-BLA meeting held with the FDA, we believe that the FDA currently no longer agrees that data from the Phase I/II studies of AMT-130 in comparison to an external control, as per the prespecified protocols and statistical analysis plans shared with the FDA in advance of the analyses, may be adequate to provide the primary evidence in support of a BLA submission.

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

We are making use of experimental biological markers, or biomarkers, in an effort to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances that can serve as an indicator of specific cell processes or as evidence of a patient’s biological response to drug product administration. For example, with respect to our ongoing clinical trials of AMT-130, we are measuring NfL in CSF as a potential indicator of neurodegeneration, as well as changes in total brain volume of patients treated with AMT-130.

While we believe that these biomarkers and data may serve useful purposes for us, including in the evaluation of whether our product candidates are having their intended effects through their assumed mechanisms of action and improving patient selection and monitoring patient compliance with trial protocols, these biomarkers and data have not been scientifically validated and are considered experimental as used in our trials. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on specific biomarkers such as CSF NfL is otherwise misplaced, then we may fail to realize any benefits from using these data and may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates.

We may not be successful in our efforts to use our gene therapy technology platform to build a pipeline of additional product candidates or otherwise leverage our research and technology to remain competitive.

We seek to use our gene therapy technology platform to expand our product pipeline and to progress our product candidates through preclinical and clinical development ourselves or together with collaborators. To date, we have only been successful in obtaining regulatory approval for one product, HEMGENIX®, our gene therapy for the treatment of hemophilia B, which was approved for commercialization by the FDA and the EMA in November 2022 and February 2023, respectively. AMT-130 is our investigational gene therapy candidate for the treatment of Huntington’s disease that utilizes our proprietary, gene-silencing miQURE® platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment, which is currently in ongoing Phase I/II studies in the U.S. and Europe. In addition to AMT-130, we are also developing other investigational gene therapies, including AMT-260 for the treatment of MTLE, AMT-162 for the treatment of SOD1-ALS and AMT-191 for the treatment of Fabry disease. Although we currently have a pipeline of programs at various stages of development, including an approved product for which commercialization has been exclusively out-licensed to CSL Behring, we may not be successful in identifying or developing additional products that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential new product candidates that we identify may not be suitable for or may fail in clinical development.

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

More restrictive government regulation of gene therapies or negative public opinion may have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials and approved gene therapy products have led to several well-publicized adverse events, including cases of leukemia, liver failure and death using other vectors.

Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval. A small number of patients experienced serious adverse events during our clinical trials of AMT-060 (HEMGENIX®), etranacogene dezaparvovec (AMT-061), AMT-130, AMT-191, and AMT-162. However, adverse events in our clinical trials or those conducted by third parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in delay, a hold or termination of our clinical trials, increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition, and results of operations.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Novartis, Roche, Wave Life Sciences, Alnylam Pharmaceuticals, Regeneron and Skyhawk Therapeutics (for Huntington’s disease), Neurona and Combigene (for TLE), Biogen, Ionis, Neurimmune, Regeneron, Alnylam Pharmaceuticals and Voyager Therapeutics (for ALS) and Amicus Therapeutics, Sanofi, Takeda, Chiesi, Idorsia, Sangamo Therapeutics, 4D Molecular Therapeutics, Skyline Pharmaceuticals and CANbridge (for Fabry disease).

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

Certain of our product candidates require medical devices for administration, such as AMT-130 and AMT-260, each of which requires a stereotactic, magnetic resonance imaging guided cannula. Other of our product candidates may also require the use of a companion diagnostic device to confirm the presence of specific genetic or other biomarkers. In addition, certain of our product candidates, such as AMT-260, may require the use of immunosuppressive agents to reduce potential inflammatory responses associated with administration.

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

The development and commercialization of our product candidates, including their design, testing, manufacture, safety, efficacy, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the EMA, and other regulatory agencies of the member states of the European Union, and similar regulatory authorities in other jurisdictions. Failure to obtain marketing approval for a product candidate in a specific jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and our ability to generate revenue would be materially impaired.

The process of obtaining marketing approval for our product candidates in the U.S., the European Union, and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, reductions in staffing or other personnel limitations within a regulatory agency, including recent staffing changes within the FDA’s Center for Biologics Evaluation and Research, changes in regulatory review for each submitted product application, or a federal government shutdown may cause delays in the approval or rejection of an application. Due to the recent change in presidential administration in the U.S., we face substantial uncertainty regarding potential regulatory developments that may adversely affect our business, including those related to potential decreases in spending in the federal government, staffing reductions, or any other potential constraints on the FDA’s ability to engage in routine oversight and product review activities (including review activities for product candidates like AMT-130 that are subject to accelerated approval pathways) or its ability to exercise regulatory authority. Regulatory authorities may also be delayed in completing their review of any marketing applications or device clearances submitted by us or our partners. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical, or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

Disruptions at the FDA, and other government agencies, from funding cuts, personnel losses, leadership changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain further guidance from the FDA regarding our clinical development programs and secure approval of our product candidates in a timely manner, which could adversely affect our business.

The FDA and comparable regulatory agencies in foreign jurisdictions play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, a U.S. Federal government shutdown or the recent loss of FDA leadership and personnel, including the administration’s recent reduction in force and budget cuts, and new leadership at the U.S. Department of Health and Human Services and the FDA, including the Center for Drug Evaluation and Research and Center for Biologics Evaluation and Research, could lead to disruptions and delays in FDA guidance and review and approval of our product candidates, including AMT-130.

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

A fast-track product designation is designed to facilitate the clinical development and expedite the review of drugs intended to treat a serious or life-threatening condition and which demonstrate the potential to address an unmet medical need. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. An RMAT designation is designed to accelerate approval timelines for regenerative advanced therapies. Priority review designation is intended to accelerate the FDA marketing application review timeframe for drug products that treat a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. PRIME is a scheme provided by the EMA, similar to the FDA’s breakthrough therapy designation, to enhance support for the development of medicines that target an unmet medical need.

For drugs and biologics that have been designated as fast track products, such as RMAT and Breakthrough Therapy designation in the case of AMT-130, or granted access to the PRIME scheme, more frequent interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of fast-track products, RMAT products, or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application and the FDA approves a schedule for the submission of the remaining sections. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review.

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

There is no guarantee that we would be able to obtain accelerated approval. These designations and accelerated approval pathways may not lead to a faster development or regulatory review or approval process and may not increase the likelihood that our product candidates will receive marketing approval. Even if we align with the FDA on elements of the accelerated approval pathway for AMT-130, we may not ultimately be successful in obtaining marketing approval for AMT-130, we may be unsuccessful in meeting post-marketing compliance requirements, or fail to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, which could result in the FDA withdrawing our product from the market. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. The FDA may be more conservative in granting accelerated approval or, if granted, more apt to withdraw approval if clinical benefit is not confirmed. There is no guarantee that regulatory interactions with the FDA or comparable foreign authorities will result in our ability to avail ourselves of any specialized approval pathways for our product candidates.

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

We face uncertainty related to insurance coverage of, and pricing and reimbursement for, our product candidates for which we may receive marketing approval.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the U.S., the EU, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained, and we may not achieve or sustain profitability.

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

Due to the generally limited addressable market for our target indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to our product candidates.

The relatively small market size for indications and the potential for long-term therapeutic benefit from a single administration present challenges for pricing review and negotiation of our product candidates for which we may obtain marketing authorization. Most of our product candidates target rare diseases with relatively small patient populations. If we are unable to obtain adequate levels of reimbursement relative to these small markets, our ability to support our development and commercial infrastructure and to successfully market and sell our product candidates for which we may obtain marketing approval could be adversely affected.

We also anticipate that many of our gene therapy product candidates may provide long-term, and potentially curative benefit, with a single administration. This is a different paradigm than that of many other pharmaceutical therapies, which often require an extended course of treatment or frequent administration. As a result, governments and other payers may be reluctant to provide the significant level of reimbursement that we seek at the time of administration of our gene therapies or may seek to tie reimbursement to clinical evidence of continuing therapeutic benefit over time. Additionally, there may be situations in which our product candidates will need to be administered more than once, which may further complicate the pricing and reimbursement for these treatments. In addition, considering the anticipated cost of these therapies, governments and other payers may be particularly restrictive in making coverage decisions. These factors could limit our commercial success and materially harm our business.

If any of our product candidates receive regulatory approval, we and/or our partners will be subject to extensive regulatory requirements. Failure to fulfill and comply with the applicable regulatory requirements could result in regulatory enforcement actions that would be detrimental to our business.

Following any regulatory approval, the FDA and the EMA, as well as other government agencies, may impose certain post-approval requirements related to a product. Specifically, any approved products will be subject to continuing and comprehensive regulation concerning the product’s design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution. Regulatory authorities may also require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Failure to comply with any of these requirements could result in regulatory, administrative, or other enforcement action, which would be detrimental to our business.

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

Adverse event reporting, product complaint reporting, and submission of periodic reports is required following marketing approval. Regulatory authorities may withdraw product approvals or request product recalls, as well as impose other enforcement actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Our ability to generate revenues from our product candidates will depend on the successful development and eventual commercialization of our product candidates, whether we choose to pursue further development or commercialization our product candidates alone or with a partner. If we are successful in obtaining marketing approval from applicable regulatory authorities for AMT-130 or any of our other product candidates, our ability to generate revenues from our product candidates will depend on our success in:

●	actual receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	launch of commercial sales of our products, if approved, whether alone or in collaboration with others;
●	maintaining regulatory approvals, including manufacturing approvals for our third-party manufacturing sites;
●	complying with any applicable post-approval commitments and requirements, and maintaining a continued acceptable overall safety profile;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;
●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies, including other gene therapies, based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	acceptance of the patient community to genetic testing to confirm the presence of a disease for treatment by gene therapy;
●	the achievement optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining healthcare coverage and adequate reimbursement of our products;
●	any price concessions, rebates, or discounts we may need to provide;

●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S. and EU markets; and,
●	obtaining and maintaining patent and trade secret protection and non-patent, exclusivities for our product candidates.

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

Doctors may be reluctant to accept gene therapy as a treatment option or, where available, choose to continue to rely on existing treatments. The degree of market acceptance of any of our product candidates that receive marketing approval in the future will depend on many factors, including:

●	the efficacy and potential advantages of our therapies compared with alternative treatments;
●	our ability to convince payers of the quality of life benefits that patients may experience if treated with our approved products that justify the cost-effectiveness of our therapies;
●	our ability to convince payers of the long-term cost-effectiveness of our therapies and, consequently, the availability of third-party coverage and adequate reimbursement;
●	the cost of treatment with gene therapies, including ours, in comparison to traditional chemical and small molecule treatments;
●	the limitations on use and label requirements imposed by regulators;
●	the convenience and ease of administration of our gene therapies compared with alternative treatments;
●	the willingness of the target patient population to try new therapies, especially a gene therapy, and of physicians to administer these therapies;
●	the strength of marketing and distribution support;
●	the prevalence and severity of any side effects;
●	limited access to site of service that can perform the product preparation and administer the infusion; and,
●	any restrictions by regulators on the use of our products.

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

We focus our research and development on product candidates designed to treat severe genetic and orphan diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the U.S., the EU and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, any of which could adversely affect our business, financial condition, results of operations and prospects.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the U.S., including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements which may make it more difficult or expensive to export or import products and supplies to or from the U.S.;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and,
●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, and fires.

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

The manufacture of our AAV gene therapies is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of gene therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability and potency of the product, quality assurance testing, instances of operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. In the past and prior to the Lexington Transaction, we have manufactured certain batches of product candidates intended for nonclinical, clinical and process validation purposes that have not met all our pre-specified quality parameters. To meet our expected future production needs and our regulatory filing timelines for gene therapy product candidates, Genezen will need to complete the validation of our manufacturing processes and methods for each program, including AMT-130, and we may need to develop and validate new or larger scale manufacturing processes and methods to meet our needs. If Genezen or any other third-party manufacturer we engage is unable to consistently manufacture our gene therapy product candidates or any approved products in accordance with our pre-specified quality parameters and applicable regulatory standards, it could adversely impact our ability to validate our manufacturing processes and methods, to meet our production needs, to timely file a BLA or other regulatory submissions, to develop our other proprietary programs, to conserve our cash, or to receive financial payments pursuant to our agreements with third parties.

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

We have in the past entered into, and expect in the future to enter into, collaborations with other companies and academic research institutions with respect to important elements of our business development strategy or existing development programs. Any collaboration we enter into may pose risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	we may have limited or no control over the design or conduct of clinical trials sponsored by collaborators;
●	we may be hampered from entering into collaboration arrangements if we are unable to obtain consent from our licensors to enter into sublicensing arrangements of technology we have in-licensed;
●	if any collaborator does not conduct the clinical trials they sponsor in accordance with regulatory requirements or stated protocols, we will not be able to rely on the data produced in such trials in our further development efforts;
●	collaborators may not perform their obligations as expected;
●	collaborators may also have relationships with other entities, some of which may be our competitors;
●	collaborators may not pursue development and commercialization of any product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could develop, independently or with third parties, products that compete directly or indirectly with our products or product candidates, if, for instance, the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	our collaboration arrangements may impose restrictions on our ability to undertake other development efforts that may appear to be attractive to us;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights that achieves regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including over proprietary rights, contract interpretation or the preferred course of development, could cause delays or termination of the research, development or commercialization of product candidates, lead to additional responsibilities for us, delay or impede reimbursement of certain expenses or result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our rights or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and,
●	collaborations may in some cases be terminated for the convenience of the collaborator and, if terminated, we could be required to expend additional funds to pursue further development or commercialization of the applicable product or product candidates.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain a competitive advantage. For example:

●	others may be able to make gene therapy products that are similar to our product candidates or utilize similar gene therapy technology but that are not covered by the claims of the patents that we own or have licensed;
●	we or our licensors or future collaborators might not have been the first to make the inventions covered issued patents or pending patent applications that we own or have licensed;
●	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or have licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and,
●	the patents of others may have an adverse effect on our business.

The occurrence of any of these events could seriously harm our business.

Risks Related to Our Financial Position and Need for Additional Capital

We had net losses in the years ended December 31, 2024 and 2023, have incurred significant losses in previous years and expect to incur losses in the future, and may never achieve or maintain profitability.

We had a net loss of $161.9 million in the nine months ended September 30, 2025, and a net loss of $239.6 million in the year ended December 31, 2024. Other than a gain in the year ended December 31, 2021, which was primarily attributable to one-time license revenue from CSL Behring, we have incurred significant losses throughout our operating history. As of September 30, 2025, we had an accumulated deficit of $1,291.9 million. We have financed our operations to date primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2025 primarily from our existing cash resources. We have devoted substantially all our financial resources and efforts to date to research and development of our products and product candidates, including the conduct of preclinical studies and clinical trials and related manufacturing requirements. Even if we succeed in receiving marketing approval for and commercialize AMT-130 or other of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

●	incur costs associated with the late-stage development of AMT-130 as well as the preparation of potential commercialization of AMT-130;
●	continue to fund the clinical development of our other product candidates;
●	incur the costs associated with the manufacturing of preclinical, clinical and commercial supplies of our product candidates through our partnership with Genezen and other third-party manufacturers;
●	seek regulatory approval for AMT-130 and for any other product candidates;
●	hire and retain personnel to support our business;
●	enhance our operational, financial and management information systems and personnel;
●	maintain, expand and protect our intellectual property portfolio; and,
●	incur legal, accounting and other expenses operating as a public company.

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

We may need to raise additional funding in order to advance the development of our product candidates and support the potential commercialization of AMT-130, which may not be available on acceptable terms, or at all. Failure to obtain capital, if and when needed, may force us to delay, limit or terminate our product development efforts or other operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant expenses in connection with our ongoing activities. We may need to obtain additional funding to support the development of our product pipeline, the potential commercialization of AMT-130, and continuing operations. In January 2025, we entered into an underwriting agreement in connection with the issuance and sale of 4,411,764 of our ordinary shares at a public offering price of $17.00 per share, less underwriting discounts and commissions, pursuant to a shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-284168), which became effective upon filing on January 7, 2025, and a prospectus supplement thereunder. We received net proceeds of approximately $70.1 million from the January 2025 equity offering, after deducting underwriting discounts and commissions and other offering expenses payable by us. We received an additional $10.4 million in net proceeds after related offering expenses in February 2025 from the underwriters’ exercise of their option to purchase additional ordinary shares at the public offering price. Additionally, relying on the same shelf registration statement, in September 2025, we received net proceeds of approximately $323.7 million from a public follow-on equity offering. Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents and investment securities will be sufficient to fund our operations into 2029. We have based our current estimates of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Adequate capital may not be available to us if and when needed or may not be available on acceptable terms.  In particular, the availability of the $100.0 million second tranche of our 2025 Amended Facility with Hercules is subject to the achievement of BLA approval of AMT-130 prior to June 2027, and provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and the third tranche of up to $25.0 million is subject to Hercules’ approval. Additionally, our ability to obtain additional debt financing may be limited by covenants we have made under our 2025 Amended Facility with Hercules and our pledge to Hercules of substantially all our assets as collateral. Our ability to obtain additional equity financing may also be limited by our shareholders’ willingness to approve the issuance of additional share capital. If we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares.

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

Our business development and strategic initiatives, acquisitions, partnerships, collaborations or other transactions, may not achieve their intended benefits or goals and may result in additional risks to our business.

We have historically pursued various strategic initiatives, transactions and business arrangements, including the July 2024 Lexington Transaction and the July 2021 acquisition of uniQure France and its lead program (AMT-260). We may, from time to time, enter into strategic transactions consistent with our business development and financial objectives. Implementing these and other strategic initiatives has included and may in the future include divestitures, acquisitions, asset purchases, partnerships, collaborations, joint ventures and other investments. Certain of these transactions and arrangements have been and may in the future be material to us both from a strategic and financial perspective. These initiatives, whether successful or not, have been, and may continue to be, complex, time-consuming and expensive, may divert management’s attention, and could expose us to operational challenges and potential inefficiencies. We may miscalculate the risks associated with our strategic initiatives at the time they are made or may not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the research and development-related risks, manufacturing and compliance issues, or the outcome of ongoing legal and other proceedings. There can be no assurance that we will be able to achieve all of our intended goals with respect to such strategies within the anticipated timeframes, if at all, or fully realize the expected benefits of any such transactions or arrangements.

Divestitures (such as the Lexington Transaction), product rationalizations or asset sales could result in asset impairments, or reductions to the size or scope of our business, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. We may not be successful in separating divested businesses or assets, which could negatively impact our ongoing and future operations. For example, the Lexington Transaction may result in continued financial and operational exposure related to the divested assets or businesses, through guarantees or other financial arrangements, indemnification obligations, continued manufacturing and supply and transition services obligations to the divested businesses, or potential litigation. In addition, we may also not be able to realize the intended or anticipated benefits from such transactions, such as realizing the anticipated cost savings, maintaining employee morale and retaining key management and other employees to operate our retained business, or may be unable to realize the intended or expected goals, outlooks, synergies or operating efficiencies with respect to such transactions.

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

In September 2025, we amended our loan facility with Hercules providing for additional term loans in the maximum aggregate amount of $175.0 million. As of September 30, 2025, we had $50.0 million of outstanding principal of borrowings under the 2025 Amended Facility. The principal balance and all accrued but unpaid interest on advances under the 2025 Amended Facility is due on October 1, 2030. We may not be able to finance our operations from our existing cash, cash equivalents, and cash resources consistent with our expectations if we are not able to refinance the 2025 Amended Facility prior to the October 2030 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations with Hercules, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

●	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, research and development and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and,
●	placing us at a disadvantage compared to our competitors that have less debt or better debt servicing options.

We may not have sufficient funds and may be unable to arrange for additional financing to pay the amounts due under our existing loan obligations. Failure to make payments or comply with other covenants under 2025 Amended Facility could result in an event of default and acceleration of amounts due. Under the 2025 Amended Facility, the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets, or condition is an event of default. If an event of default occurs and the lender accelerates the amounts due, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all our assets.

Our 2025 Amended Facility bears a variable interest rate with a fixed floor. The U.S. Federal Reserve has raised, and may in the future further raise, interest rates. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.

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

Additionally, we are subject to various labor and employment laws and regulations. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, employee and independent contractor classification rules, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, scheduling notification requirements and anti-discrimination and anti-harassment laws. Complying with these laws and regulations, including ongoing changes thereto, subjects us to substantial expense and non-compliance could expose us to significant liabilities. In particular, we have in the past been subject to allegations of Sarbanes-Oxley whistleblower retaliation and employment discrimination and retaliation, and we may in the future be subject to additional claims of non-compliance with similar or other laws and regulations.

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

We face an inherent risk of product liability related to the testing of our product candidates in human clinical trials and in connection with the manufacture and/or sales of approved products. If we cannot successfully defend ourselves against claims that our product candidates or products or the procedures used to administer them to patients caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop or sell;
●	injury to our reputation and significant negative media attention;
●	negative publicity or public opinion surrounding gene therapy;
●	withdrawal of clinical trial participants or sites, or discontinuation of development programs;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	initiation of investigations, and enforcement actions by regulators;
●	product recalls, withdrawals, revocation of approvals, or labeling, marketing, or promotional restrictions;
●	diversion of resources of our management from pursuing our business strategy; and,
●	the inability to further develop or commercialize any products that we develop.

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

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate.  By example, changes taking place in the U.S. associated with a new federal administration, as well as changes in legal and regulatory standards, including the reduced level of deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success.  It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the FDA’s approval standards that could impact our ability to obtain BLA approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, the FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment.  It is possible that whether and how the FDA exercises any such regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain approval for AMT-130 or any of our product candidates. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed.  Moreover, there could be changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to the FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. At this time, it is too early to predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operations.

Risks Related to Our Ordinary Shares

The market price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.

Our ordinary share price has been and may in the future be volatile. From the start of trading of our ordinary shares on the Nasdaq Global Select Market on February 4, 2014 through November 6, 2025 the sale price of our ordinary shares ranged from a high of $82.49 to a low of $3.73. The closing price on November 6, 2025 was $27.51 per ordinary share.

In recent years, the stock market in general and the market for shares of biotechnology and biopharmaceutical companies in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. The market price for our ordinary shares has been, and may in the future be, influenced by many factors, such as:

●	the success of competing products or technologies;
●	results of our clinical trials or those of our competitors;
●	public perception and market reaction to our interim data from our clinical trials;
●	public perception of gene therapies and companies developing gene therapies;
●	interactions with and feedback from the FDA and other regulatory authorities on the design of our clinical trials, regulatory endpoints, clinical trial data, and accelerated approval pathways available to us;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory, legal and political developments in the EU, the U.S., and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	pipeline reprioritizations, strategic transactions and restructurings;
●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our ordinary shares, including due to the expiration of contractual lock-up agreements;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines;
●	failure to meet expectations of investors or securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	mergers, acquisitions, licensing, and collaboration activity among our peer companies in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and,
●	the realization of any of the factors described in this “Risk Factors” section.

Following periods of such market volatility, securities class actions have been brought against companies experiencing such volatility in the price of their securities. Because of the potential volatility of our ordinary share price, we may become the target of securities litigation. In addition, notwithstanding protective provisions in our articles of association and available to us under Dutch corporate law, market volatility may lead to increased shareholder activism if we experience a market valuation that activist investors believe is not reflective of the intrinsic value of our ordinary shares. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation or shareholder activism could result in substantial costs and divert management’s attention and resources from our business.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

As of September 30, 2025, our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially own approximately 40.7% of our issued share capital. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to influence many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, could influence the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

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

In addition, in accordance with our articles of association, approval of our shareholders is required before our board of directors can authorize the issuance of our ordinary shares in an equity financing, such as the public offerings of our ordinary shares in 2025. Our shareholders’ reluctance to approve further issuances of ordinary shares could adversely affect our ability to raise capital and fund development programs and continued operations. Dutch corporate governance laws evolve over time, and future changes may impact the governance structure and shareholder rights applicable to Dutch public limited companies whose securities are traded in the United States or otherwise adversely affect the rights of investors.

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

Under Dutch law, various protective measures are possible and permissible within the boundaries set by Dutch statutory and case law. Certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board. These provisions include:

●	the staggered three-year terms of our non-executive directors as a result of which only approximately one-third of our non-executive directors may be subject to election or re-election in any one year;
●	a provision that our directors may only be dismissed or suspended at a general meeting of shareholders by a two-thirds majority of votes cast representing more than half of our outstanding ordinary shares;
●	a provision that our executive directors may only be appointed upon binding nomination of the non-executive directors, which can only be overruled by the general meeting of shareholders with a two-thirds majority of votes cast representing at least 50% of our outstanding ordinary shares; and,
●	a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board.

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

We are subject to the Dutch Corporate Governance Code (the “DCGC”). The DCGC contains principles and best practice provisions on corporate governance that regulate relations between the board and the general meeting and matters in respect of financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC follows the principle of “comply or explain”. Accordingly, companies must disclose in their statutory annual reports whether they comply with the provisions of the DCGC. If a company, subject to the DCGC, does not comply with certain provisions, it must provide an explanation for such non-compliance. While we are subject to the DCGC, we do not comply with all of its best practice provisions. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2025, the following adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Walid Abi-Saab, Chief Medical Officer	September 26, 2025	105,000	December 31, 2026
Robert Gut, Non-executive Director	July 8, 2025	64,599	December 31, 2027

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

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36294) filed with the SEC on September 29, 2025).

10.1‡

Amendment No. 3 to Third Amended and Restated Loan and Security Agreement, dated of September 22, 2025, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., the Company and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36294) filed with the SEC on September 24, 2025).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the Securities and Exchange Commission on November 10, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the Securities and Exchange Commission on November 10, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

*            Filed herewith.

±            Furnished herewith.

‡Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: November 10, 2025