Form 10-K
period 2025-12-31
uniQure N.V.
filed 2026-03-02
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $764.8 million.

As of February 26, 2026, the registrant had 62,529,408 ordinary shares, par value €0.05, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2026 and are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements concerning: our financial position and performance, revenues, costs, expenses, liquidity, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation, completion or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing, including the timing of the Company’s Biologics License Application for AMT-130 to the United States Food and Drug Administration (the “FDA”); the anticipated or ultimate outcome, and timing, of interactions with regulatory agencies, including the FDA; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy, including plans for potential commercialization of AMT-130; our ability to achieve long-term growth; and developments and projections relating to our competitors in the industry.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include, without limitation: actions of regulatory authorities, which may affect the initiation, timing and progress of clinical trials, regulatory submissions and regulatory approvals, including with respect to AMT-130; the clinical results and the development and timing of our programs, which may not support further development of our product candidates; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals, including the potential commercialization of our product candidates; our effectiveness in managing current and future clinical trials and regulatory processes; the continued development and acceptance of gene therapies; our ability to demonstrate the therapeutic benefits of our gene therapy candidates in clinical trials; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and those factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Annual Report on Form 10-K including in Part I, Item 1A. “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

Summary Risk Factors

An investment in our ordinary shares involves risks. You should consider carefully the following risks, which are discussed more fully in “Item 1.A. Risk Factors”, and all of the other information contained in this Annual Report on Form 10-K before investing in our ordinary shares. These risks include, but are not limited to, the following:

●	We are dependent on the success of our lead product candidate, AMT-130, for the treatment of Huntington’s disease. A failure of AMT-130 in clinical development, including inability to demonstrate sufficient safety or efficacy, or challenges associated with its regulatory approval, manufacturing or commercialization could adversely affect our business.
●	We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.
●	Our progress in early-stage clinical trials may not be predictive of long-term efficacy in late-stage clinical trials, and our progress in trials for one product candidate may not be predictive of progress in trials for other product candidates.
●	If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, including as result of a BLA or other key regulatory filings being delayed or rejected, our business could be materially harmed.
●	Any approved gene therapy we seek to commercialize may fail to achieve the degree of market acceptance by physicians, patients, third party payers and others in the medical community necessary for commercial success.
●	Interim, topline or preliminary results from our clinical trials may change as more data become available, as such data are subject to regulatory audit and verification procedures, and/or regulatory review, which could result in material changes in the final results and conclusions.
●	We cannot predict when or if we will obtain marketing approval to commercialize our product candidates.
●	Disruptions or changes at the FDA, or other government agencies, as a result of funding cuts, personnel losses, leadership changes, regulatory changes or regulatory reform, government shutdowns and other developments could hinder the timing of or our ability to obtain further guidance from the FDA regarding our clinical development programs and secure approval of our product candidates in a timely manner, which could adversely affect our business.
●	The risks associated with the marketing approval process are heightened by the status of our products as gene therapies.
●	We may leverage certain specialized regulatory pathways and designations, such as the FDA’s accelerated approval pathway, Regenerative Medicine Advance Therapy (“RMAT”) designation and Breakthrough Therapy designation, to develop our product candidates or to seek licensure. Even if one or more of our product candidates receives such a designation or is permitted to pursue such a pathway, we may be unable to obtain and maintain the benefits associated with such designations and pathways.
●	Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage the public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.
●	Our business development and strategic initiatives, acquisitions, partnerships, collaborations or other transactions, may not achieve their intended benefits or goals and may result in additional risks to our business.

●	We may not be successful in obtaining rights from external parties to new product candidates and key technologies, or in securing partnerships to support the development or commercialization of our product candidates.
●	Gene therapies are complex, expensive and difficult to manufacture. Genezen Holdings Inc. and its subsidiary Genezen MA, Inc. (together “Genezen”) or any third-party manufacturer that we engage could experience capacity, production or technology transfer challenges that could result in delays in our development or commercialization schedules or otherwise adversely affect our business.
●	The manufacturing of our products and product candidates is subject to significant government regulations and approvals. We currently rely and expect to continue to rely on third parties to manufacture our product candidates, and these third parties may not perform satisfactorily or may fail to comply with these regulations or maintain these approvals.
●	We had net losses in the years ended December 31, 2025 and 2024, have incurred significant losses in previous years and expect to incur losses in the future, and may never achieve or maintain profitability.
●	There may be future changes in legal and regulatory requirements or standards that may materially impact our results of operations.
●	The market price of our ordinary shares has been and may in the future be volatile and fluctuate substantially.
●	Our future success depends on our ability to retain key executives, technical staff, and other employees and to attract, retain and motivate qualified personnel.
●	We face substantial competition, and others may discover, develop, or commercialize competing products before or more successfully than we do.

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

Recent Product Candidate Developments

Huntington’s disease program (AMT-130)

In September 2025, we announced positive topline data from the pivotal Phase I/II study of AMT-130 for the treatment of Huntington’s disease. We analyzed clinical outcomes for 29 patients treated with AMT-130 (n=17 high-dose; n=12 low-dose) of which 12 patients per dose group had attained 36 months of follow-up and were evaluated at that time point. Outcomes for each dose group were compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set (n=940 for high-dose; n=626 for low-dose).

Topline 36-month efficacy results for patients receiving high-dose AMT-130 were as follows (data cutoff as of June 30, 2025):

●	A statistically significant 75% slowing of disease progression as measured by composite Unified Huntington’s Disease Rating Scale (“cUHDRS”) (p=0.003), which met the primary endpoint of the study. Treated patients had a mean change in cUHDRS from baseline of -0.38 compared to a change of -1.52 for patients in the propensity score-matched external control.
●	A statistically significant 60% slowing of disease progression as measured by Total Function Capacity (“TFC”) (p=0.033), which met a key secondary endpoint of the study. Treated patients had a mean change in TFC from baseline of -0.36 compared to a change of -0.88 for patients in the propensity score-matched external control.
●	Favorable trends in other secondary endpoint measures of motor and cognitive function, including Symbol Digit Modalities Test (“SDMT”), Stroop Word Reading Test (“SWRT”) and Total Motor Score (“TMS”).
o	An 88% slowing of disease progression as measured by SDMT (p=0.057), with a mean change in SDMT from baseline of -0.44 compared to a change of -3.73 for patients in the propensity score-matched external control.
o	A 113% slowing of disease progression as measured by SWRT (nominal p=0.002), with a mean change in SWRT from baseline of 0.88 compared to a change of -6.98 for patients in the propensity score-matched external control.
o	A 59% slowing of disease progression as measured by TMS (nominal p=0.174), with a mean change in TMS from baseline of 2.01 compared to a change of 4.88 for patients in the propensity score-matched external control.

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

AMT-130 was generally well-tolerated in the Phase I/II studies, with a manageable safety profile at both doses with no new drug-related serious adverse events (“SAEs”) observed since December 2022. The most common adverse events in the treatment groups were related to the administration procedure.

In 2025, we treated six patients with the high-dose of AMT-130 in a fourth cohort to evaluate the safety and efficacy of AMT-130 in patients with lower baseline striatal volumes compared to previous cohorts in the U.S. Phase I/II study.

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

In addition to the Breakthrough Therapy designation, the FDA previously granted RMAT designation, Orphan Drug designation and Fast Track designation to AMT-130.

In October 2025, we met with the FDA at a pre-BLA meeting to discuss the application for AMT-130. In December 2025, we announced that in the final meeting minutes, the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 are currently unlikely to provide the primary evidence to support a BLA submission.

In January 2026, we met with the FDA at a Type A meeting to discuss AMT-130. In March 2026, following receipt of the final meeting minutes from the Type A meeting, we announced that the FDA stated that it cannot agree that data from the Phase I/II studies, compared to an external control, are sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study.

We intend to continue engaging with the FDA regarding Phase III development considerations and plan to request a Type B meeting in the second quarter of 2026 to further discuss potential study design approaches.

Temporal lobe epilepsy program (AMT-260)

In May 2025, we presented initial safety and exploratory efficacy data from the first treated patient in our Phase I/IIa clinical trial (“GenTLE”) of AMT-260 for the treatment of MTLE in the United States (“U.S.”). As of the April 17, 2025 cutoff date, the patient showed a 92% reduction in seizure frequency observed through the first five months of follow-up with no serious safety events as of the data announcement.

In September 2025, we completed enrollment of the first three patients in the first cohort administering AMT-260 to the non-dominant hemisphere of the brain. Following a positive review by the independent data monitoring committee (“IDMC”), we expanded the first cohort into MTLE in the dominant hemisphere. We completed enrollment of the first cohort in 2025. We also initiated enrollment of a second cohort in 2025, which is expected to include an additional  six patients.

Fabry disease program (AMT-191)

In February 2025, we announced a favorable recommendation from the IDMC following a review of safety data from the first two patients treated in the Phase I/II clinical trial of AMT-191 for the treatment of Fabry disease. The IDMC’s review did not identify any significant safety concerns and recommended proceeding with enrollment in the second cohort.

During 2025, we enrolled three patients in a second, lower dose cohort in our Phase I/II clinical trial of AMT-191 for the treatment of Fabry disease, as well as enrolled four patients in a third cohort.

In September 2025, we announced initial safety and exploratory efficacy data from the first cohort. The data presented in respect of the July 24, 2025 cutoff date, at which date all patients had less than three months of follow-up, was as follows:

●	All patients in the first dose cohort showed sustained increases in α-galactosidase A (“α-Gal A”) enzyme activity, ranging from 27- to 208-fold above the mean normal range (1.38-8.66 nmol; mean normal of 3.57 nmol). All four patients were withdrawn from enzyme replacement therapy (“ERT”) and maintained stable plasma lyso-Gb3 levels through the cutoff date.
●	AMT-191 showed a manageable safety profile. At the high dose, two SAEs unrelated to AMT-191 (stroke, diplopia), two related SAEs (chest pain, increased troponin), and one possibly related SAE (leptomeningeal enhancement) were observed in two patients. Additionally, one patient experienced an asymptomatic Grade 3 liver enzyme elevation that resolved with corticosteroid therapy. This event, classified as a dose-limiting toxicity per protocol, was not considered serious and did not require hospitalization. No loss of α-Gal A expression was observed in this patient.

In February 2026, we announced updated preliminary data from the Phase I/II study of AMT-191 for Fabry disease. Updated preliminary safety and exploratory efficacy data included the following, with a data cutoff date as of January 8, 2026:

●	Dose-dependent elevations were observed across 11 patients in three dose levels with α-Gal A activity ranging from 0.34- to 82.2-fold above mean normal range (1.38-8.66 nmol; mean normal of 3.57 nmol) at the lowest dose, 1.6- to 312.52-fold at the mid dose, and 27.7- to 223.7-fold at the highest dose. These increases were durable for the measured time period ranging from the longest follow-up period of more than a year in a treated patient (high-dose cohort) to the shortest follow-up period of four-months in a treated patient (mid-dose cohort).
●	Six of 11 dosed patients were withdrawn from ERT.
●	Plasma lyso-Gb3 levels were stable post-dose across all dose cohorts, regardless of ERT status through the cutoff date.

AMT-191 continued to show a manageable safety profile. No SAEs related to AMT-191 were observed at the 4x1013 gc/kg and 2x1013 gc/kg doses. No additional SAEs were observed at the 6x1013 gc/kg dose beyond the five previously reported in September 2025 in two patients. Per protocol, additional dosing in the mid- and high-dose cohorts has been paused pending further evaluation following asymptomatic Grade 3 liver enzyme elevations observed in two patients in the mid-dose cohort, which were confirmed dose-limiting toxicity.

Amyotrophic Lateral Sclerosis (AMT-162)

In September 2025, we voluntarily paused enrollment of our Phase I/II multi-center, open-label trial of AMT-162 for the treatment of SOD1-ALS (“EPISOD1”) in the U.S. upon the recommendation of the IDMC following a review of available preliminary data related to the safety and efficacy of AMT-162 in the context of a dose limiting toxicity, which resulted in an SAE determined to be related to AMT-162, that was observed in one patient in the second cohort. We continue to collect and evaluate data from the five patients dosed in EPISOD1 to date.

Other Business Developments

Public Offerings

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

Hercules Loan Amendment

In September 2025, we entered into a $175.0 million senior secured term loan facility (the “2025 Amended Facility”) with Hercules Capital, Inc. (“Hercules”). The 2025 Amended Facility consists of three tranches including a first tranche of $50.0 million replacing the debt outstanding as per the loan amendment date, an additional term loan tranche of $100.0 million, which can be drawn at our option, subject to the BLA approval of AMT-130 prior to June 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and a third tranche of up to $25.0 million, subject to Hercules’ approval. All tranches have a floating interest rate of the greater of 9.45% and the prime rate plus 2.45%, reflecting a floating rate of 9.45% as of December 31, 2025. The tranches mature on October 1, 2030.

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

Advance the development and potential commercialization of AMT-130, a potential one-time gene-therapy approach for the treatment of Huntington’s disease. AMT-130 is the first AAV-based gene therapy for the treatment of Huntington’s disease to have entered into clinical development.

Advance our pipeline of clinical-stage gene therapy candidates and research programs. We have dosed patients in the clinical studies of our product candidates for the treatment of MTLE (AMT-260), Fabry disease (AMT-191), and SOD1-ALS (AMT-162). We intend to generate clinical data to assess the safety, tolerability and potential efficacy of these product candidates. We also continue to advance early-stage research candidates with a focus on gene therapies for severe diseases.

Develop next-generation delivery and cargo technologies. We are developing technologies that have the potential to augment the safety and efficacy of our product candidates and broaden the applicability of our gene therapies to a wider range of diseases and patients. These technologies include next-generation delivery approaches, such as smart AAV capsids potentially capable of improved central nervous system (“CNS”) transduction and crossing the blood-brain barrier after systemic delivery, as well as novel cargo technologies such as miQURE®, our one-time administered gene silencing platform, LinQURE®, a single AAV carrying multiple micro ribonucleic acids (“miRNAs”) designed to suppress different genes, and GoQURE® for simultaneous silencing of a disease gene and replacement with a healthy gene.

Central Nervous System Diseases

Huntington’s Disease

Huntington’s Disease and Market Background

Huntington’s disease is a severe genetic neurodegenerative disorder causing loss of muscle coordination, behavioral abnormalities and cognitive decline, often resulting in complete physical and mental deterioration over a 12 to 15-year period. The median survival time after onset is 15 to 18 years (range: 5 to >25 years). Huntington’s disease is caused by an inherited defect in a single gene that codes for a protein called Huntingtin (“HTT”). Approximately 75,000 people have Huntington’s disease in the U.S., European Union (“EU”), and United Kingdom (“UK”), with approximately 40,000 symptomatic Huntington’s disease patients in the U.S. In addition to this, there are hundreds of thousands of others at risk of inheriting the disease. Huntington’s disease mutation carriers can be identified decades before onset. There is currently no available therapy that can delay onset or slow progression of the disease. Although some symptomatic treatments are available, they are only transiently effective and are often associated with significant side effects.

Our Development of AMT-130 for Huntington’s Disease

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease, which utilizes our proprietary, gene-silencing miQURE platform and incorporates a miRNA, specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

Our goal for AMT-130 is to develop a gene therapy with the following profile:

(1)	one-time administration of a disease-modifying therapy into the striatum, the area of the brain where Huntington’s disease is known to manifest;
(2)	biodistribution of the therapy in both the deep and cortical structures of the brain via transport of the AAV vector and through secondary exosome-mediated delivery; and,
(3)	safe, on-target and durable knockdown of HTT and exon 1 HTT.

We are currently conducting a multi-center randomized, controlled Phase I/II clinical trial for AMT-130 in the U.S. (the “U.S. study”), as well as an open-label Phase Ib/II study in Europe (the “European study”) with the same early-manifest criteria for Huntington’s disease as the U.S. study.

We completed the enrollment of all 26 patients in the first two cohorts of the U.S. study in March 2022 and the enrollment of 13 patients in the first two cohorts of the European study in June 2023. In the U.S. study, 26 patients with early manifest Huntington’s disease were randomized to treatment (six low-dose patients, 10 high-dose patients) or an imitation (sham) surgical procedure (10 patients). The U.S. study consists of a blinded 12-month core patient study period followed by an unblinded long-term follow-up period of five years. An additional four control patients crossed over to treatment. In the European study, 13 patients were enrolled and treated with AMT-130 (six low-dose patients and seven high-dose patients).

In 2023, we initiated patient dosing in a third cohort consisting of up to 12 patients to further investigate both doses of AMT-130 together with perioperative immunosuppression using the current, established stereotactic administration procedure. In February 2025, we completed enrollment of all 12 patients in the third cohort.

In 2025, we treated six patients with the high-dose of AMT-130 in a fourth cohort to evaluate the safety and efficacy of AMT-130 in patients with lower baseline striatal volumes compared to previous cohorts in the U.S. Phase I/II study.

Temporal Lobe Epilepsy Program (AMT-260)

Temporal Lobe Epilepsy Disease and Market Background

Temporal Lobe Epilepsy (“TLE”) affects approximately 0.5 million people in the U.S. alone, of which approximately 0.3 million U.S. patients are inadequately treated through anti-seizure medications and are considered refractory. 240,000 of U.S. refractory TLE patients have a lesion in the mesial temporal lobe (hippocampus), which is expressed as sclerosis, atrophy or scarring. MTLE is often caused by brain injury, infections or prolonged febrile seizures which can lead to hyperexcitability of the hippocampus and repeated seizures which can further damage the hippocampus over time. Refractory MTLE patients have a poor quality of life and a reduced lifespan. Surgical treatment for refractory patients is lobectomy or laser tissue ablation but only approximately 1% of eligible patients undergo surgery annually.

Our Development of AMT-260 for Temporal Lobe Epilepsy

In July 2021, we acquired uniQure France SAS (“uniQure France,” formerly Corlieve Therapeutics SAS) and its lead program, now known as AMT-260, to treat refractory MTLE. AMT-260 is being developed based on exclusive licenses to certain patents that uniQure France obtained following its formation in 2019 from two French research institutions.

AMT-260 is comprised of an AAV9 vector that locally delivers two engineered miRNAs designed to degrade the GRIK2 gene and suppress the aberrant expression of glutamate receptor subtype GLUK2 that is believed to trigger seizures in patients with refractory MTLE. The use of AAV9 to deliver any sequence that affects the expression of the GRIK2 gene in humans has been exclusively licensed from Regenxbio Inc. (“Regenxbio”).

We initiated a Phase I/IIa clinical trial that is being conducted in the U.S. and is intended to consist of two parts. The first active part of the clinical trial is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and initial efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof-of-concept data. The FDA-approved study protocol provides that the first three patients to be enrolled in the study are required to have Magnetic Resonance Imaging (“MRI”)-confirmed unilateral, hippocampal sclerosis.

In September 2025, we completed enrollment of the first three patients in the first cohort administering AMT-260 to patients with lesions in the non-dominant hemisphere of the brain. Following a positive review by the IDMC, we expanded the first cohort into MTLE in the dominant hemisphere and initiated a second cohort. We completed enrollment of six patients into the first cohort in 2025. We also initiated enrollment of a second cohort in 2025, which is expected to include an additional six patients.

Amyotrophic Lateral Sclerosis (“ALS”)

ALS Disease and Market Background

ALS, commonly known as Lou Gehrig’s disease, is a progressive and fatal neuromuscular disease with the majority of ALS patients dying within 2 to 5 years of receiving a diagnosis. Familial ALS, a hereditary form of the disease, accounts for 5-10% of cases, whereas the remaining cases (sporadic ALS) have no clearly defined etiology. ALS affects persons of all races and ethnicities; however, persons of certain demographics (Caucasians, males, non-Hispanics and persons aged 60 years or older) and those with a family history of ALS are more likely to develop the disease.

ALS affects up to approximately 35,000 adults in the U.S. Evidence from prevalence studies suggests that prevalence and incident rates can vary significantly between regions and ethnicities. Most cases are sporadic (“sALS”) but approximately 10% are found to have a familial, i.e., dominant genetic causation (“fALS”). fALS can be caused by mutations in various genes including chromosome 9 open reading frame 72, SOD1, tyrosyl-DNA phosphodiesterase 2 and others.

One genetic mutation that causes ALS is pathogenic mutations in the superoxide dismutase enzyme 1 (“SOD1”). SOD1 is an enzyme that is responsible for catalyzing toxic superoxide to hydrogen peroxide and dioxygen. While the exact mechanism for the disease is not known, it is believed that a toxic gain of function in SOD1 results in oxidative stress and cell death of motor neurons. More than 100 pathogenic SOD1 have been identified. Mutations are concentrated in a few regions of the protein. Mutations can be both dominant and recessive. The most common mutations in the SOD1 gene are D90A, G93A, A4H and D46R.

Patients with different mutations progress at different rates. It is estimated that there are approximately 300 to 600 patients with SOD1-ALS in the U.S.

Our Development of AMT-162 for ALS – SOD1

In January 2023 we announced that we entered into a global licensing agreement with Apic Bio for a novel, one-time, intrathecally administered gene therapy for ALS caused by SOD1 mutations (formerly APB-102). The FDA cleared the Investigational New Drug (“IND”) application for APB-102 and granted it Orphan Drug and Fast Track designation. APB-102 is comprised of a recombinant AAVrh10 vector that expresses a miRNA designed to knock down the expression of SOD1 with the goal of slowing down or potentially reversing the progression of ALS in patients with SOD1 mutations. The FDA cleared the IND application for AMT-162 and has granted Orphan Drug and Fast Track Designation.

EPISOD1 is our Phase I/II multi-center, open-label trial of AMT-162 for the treatment of SOD1-ALS conducted in the U.S. consisting of three dose-escalating cohorts with up to four patients in each cohort. The trial is designed to explore the safety and tolerability of AMT-162 and assess exploratory signs of efficacy by measuring neurofilament light chain, a biomarker of neuronal damage, and SOD1 protein.

In September 2025, we voluntarily paused enrollment in EPISOD1 upon the recommendation of the IDMC following a review of available preliminary data related to the safety and efficacy of AMT-162 in the context of a dose limiting toxicity, which resulted in an SAE determined to be related to AMT-162, that was observed in one patient in the second cohort. We continue to collect and evaluate data from the five patients dosed in EPISOD1 to date.

Liver-directed diseases

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

Fabry disease has two major disease phenotypes: the type 1 “classic” and type 2 “later-onset” subtypes. Both lead to renal failure, and/or cardiac disease, and early death. Type 1 males have little or no functional a-Gal A enzymatic activity (<1% of normal mean) and marked accumulation of GL-3/Gb3 and related glycolipids in capillaries and small blood vessels which cause the major symptoms in childhood or adolescence. In contrast, males with the type 2 “later-onset” phenotype (previously called cardiac or renal variants) have residual a-Gal A activity, lack GL-3/Gb3 accumulation in capillaries and small blood vessels, and do not manifest the early manifestations of type 1 males. They experience an essentially normal childhood and adolescence. They typically present with renal and/or cardiac disease in the third to seventh decades of life. Most type 2 later-onset patients have been identified by enzyme screening of patients in cardiac, hemodialysis, renal transplant, and stroke clinics and recently by newborn screening. Fabry disease occurs in all racial and ethnic populations and affects males and females. It is estimated that type 1 classic Fabry disease affects at least one in 40,000 males and approximately one in 20,000 females. In the U.S., there may be approximately 7,000 type 1 Fabry patients. The type 2 later-onset phenotype is more frequent, and in some populations may occur as frequently as about 1 in 1,500 to 4,000 males.

Our Development of AMT-191 for Fabry Disease

AMT-191 is our investigational gene therapy candidate for the treatment of Fabry disease. AMT-191 is comprised of an AAV5 capsid that incorporates the GLA transgene and a proprietary, highly potent, liver-specific promoter. In 2023 we announced that the FDA had cleared the IND for AMT-191, and in 2024 we announced that the FDA granted Orphan Drug Designation and Fast Track Designation to AMT-191. We are conducting a Phase I/II clinical trial in the U.S. The multicenter, open-label clinical trial consists of three dose-ranging cohorts of three or more patients each to assess safety, tolerability, and efficacy of AMT-191 in patients with Fabry disease.

In February 2025, we announced the completion of enrollment in the first cohort of the Phase I/II trial. Additionally, the IDMC reviewed safety data from the initial two patients enrolled in the first cohort. The IDMC’s review did not identify any significant safety concerns and recommended proceeding with enrollment in the second cohort.

In 2025, we enrolled three patients in a second cohort and four patients in a third cohort in our Phase I/II clinical trial of AMT-191.

Per protocol, additional dosing in the mid- and high-dose cohorts has been paused pending further evaluation following asymptomatic Grade 3 liver enzyme elevations observed in two patients in the mid-dose cohort, which were confirmed dose-limiting toxicity.

Hemophilia B (HEMGENIX® or etranacogene dezaparvovec)

Hemophilia B Disease and Market Background

Hemophilia B is a rare, lifelong bleeding disorder caused by a single gene defect, resulting in insufficient production of factor IX, a protein primarily produced by the liver that helps blood clots form. Treatments for moderate to severe hemophilia B include prophylactic infusions of factor IX replacement therapy to temporarily replace or supplement low levels of blood-clotting factor and, while these therapies are effective, those with hemophilia B must adhere to strict, lifelong infusion schedules. They may also still experience spontaneous bleeding episodes as well as limited mobility, joint damage or severe pain as a result of the disease. For appropriate patients, HEMGENIX allows people living with hemophilia B to produce their own factor IX, which can lower the risk of bleeding.

CSL Behring collaboration

In June 2020, we entered into a commercialization and license agreement with CSL Behring LLC (the “CSL Behring Agreement”) pursuant to which CSL Behring LLC (“CSL Behring”) received exclusive global rights to HEMGENIX. The transaction became fully effective in May 2021. Unless earlier terminated as described below, the CSL Behring Agreement will continue on a country-by-country basis until expiration of the royalty term in a country. The royalty term expires in a country on the later of (a) 15 years after the first commercial sale of the product in such country, (b) expiration of regulatory exclusivity for the product in such country and (c) expiration of all valid claims of specific licensed patents covering the product in such country. Either we or CSL Behring may terminate the CSL Behring Agreement for the other party’s material breach if such breach is not cured within a specified cure period. In addition, if CSL Behring fails to commercialize the product in any of a group of major countries for an extended period of time following the first regulatory approval of the product in any of such group of countries (other than due to certain specified reasons) and such failure has not been cured within a specified cure period, then we may terminate the CSL Behring Agreement. CSL Behring may also terminate the CSL Behring Agreement for convenience.

We and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we agreed to supply the product to CSL Behring. We are contractually obligated to supply the product until such time that these capabilities are transferred to CSL Behring or its designated contract manufacturing organization. In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology in the coming years related to HEMGENIX to a third-party contract manufacturer designated by CSL Behring. In addition, in July 2024, as part of the closing of the asset purchase agreement among our affiliates, uniQure Inc. and uniQure biopharma B.V. (“uniQure biopharma”), and Genezen Holdings Inc. and its subsidiary Genezen MA, Inc. (together “Genezen”) to sell certain assets and assume certain liabilities related to our former manufacturing facility and operations in Lexington, Massachusetts (the “Lexington Transaction”), we transferred the manufacturing and supply activities to Genezen such that Genezen manufactures and supplies CSL Behring’s commercial demand for HEMGENIX on our behalf.

New Technology Development

We are seeking to develop next-generation technologies with the goal of further improving the potential of AAV-based gene therapies to treat patients suffering from debilitating diseases. We are focused on innovative technologies across each of the key components of an AAV-based gene therapy, including: (i) the capsid, or the outer viral protein shell that encloses the target deoxyribonucleic acid (“DNA”); (ii) the cargo, including the transgene or therapeutic gene, and promoters, or the DNA sequence that drives or regulates the expression of the transgene; and (iii) administration techniques.

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

We have also demonstrated the ability to deliver engineered DNA constructs that can silence or suppress disease-causing genes. Our miQURE gene silencing platform, based on exclusively licensed technology from Cold Spring Harbor Laboratory (“CSHL”), is designed to degrade mutated genes without producing a “passenger strand” thereby mitigating potential off-target toxicity and induce silencing of the mutated gene in the entire target organ through secondary exosome-mediated delivery. miQURE-based gene therapy candidates, such as AMT-130, incorporate proprietary, therapeutic miRNA constructs that can be delivered using AAVs to potentially provide long-lasting activity. Preclinical studies of miQURE-based gene therapies have demonstrated several important advantages, including enhanced tissue-specificity, improved nuclear and cytoplasmic gene lowering and no off-target effects associated with impact to the cellular miRNA or messenger RNA transcriptome. The existing miQURE gene silencing strategy was expanded by linking several miRNA molecules in a single construct, resulting in the new linQURE platform.

Our Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including by seeking and maintaining patent protection in the U.S., Europe, and other jurisdictions for novel components of our gene therapies, the chemistries of and processes for manufacturing these gene therapies, the use of these components in gene therapies, our technology platform, and other inventions and technology. To the extent applicable, we also rely on trade secrets, know-how protection measures and monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We expect that our probability of success will be enhanced by our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of AAV-based gene therapies.

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

Because most patent applications throughout the world are confidential for 18 months after the earliest claimed priority date, and since the publication of discoveries in scientific and patent literature often lags actual discoveries, we cannot be certain that we were the first to invent or file applications for the inventions covered by our pending patent applications. Moreover, we may have to participate in post-grant proceedings in the patent offices of the U.S. or foreign jurisdictions, such as oppositions, reexaminations, or interferences, in which the patentability or priority of our inventions are challenged. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us. For more information regarding the risks related to our intellectual property, please see Item 1A., Risk factors—Risks Related to Our Intellectual Property, in this Annual Report on Form 10-K.

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

We file the initial patent applications for our commercially important technologies in Europe and/or the U.S. For the same technologies, we typically file international patent applications under the Patent Cooperation Treaty (“PCT”) within one year. After the PCT phase, we file patent applications in Europe or the U.S., as applicable based on the jurisdiction in which we file the first patent application. We also may seek, usually on a case-by-case basis, local patent protection in other jurisdictions, including Canada, Australia, Japan, China, India, Israel, South Africa, New Zealand, South Korea, and Eurasia, as well as South American jurisdictions, such as Brazil and Mexico. During prosecution of the patent applications, we may file divisional applications at the European Patent Office (“EPO”) or divisionals or continuations in the U.S. prior to the grant or issue of the patent. For patent families which are considered particularly important, we may also file divisional applications in other jurisdictions.

As of December 31, 2025, our fully owned intellectual property portfolio included 147 issued patents (including 32 U.S. patents and 21 patents granted by the EPO) and 173 (published) pending patent applications (including 36 U.S. patent applications and 31 patent applications pending at the EPO). These patents relate to a variety of technologies including our product candidates that are in development as well as to our manufacturing and technology platforms.

We own three published patent families directed to gene therapy treatment of Huntington’s disease, including AMT-130 and its formulation. AMT-130 is a miQURE®-based gene-transcript silencing technology designed to degrade disease-causing gene transcripts without off-target toxicity while inducing silencing throughout the entire target organ through secondary exosome-mediated delivery. We co-own two patent families, and fully own one patent family, directed to the gene therapy-mediated treatment of TLE, including our product candidate AMT-260. Of the two co-owned patent families, the co-owners have exclusively licensed their rights to us. Additionally, we are the exclusive licensee to two other patent families directed to the Gluk2/Gluk5 antagonists and their use in TLE. We have obtained an exclusive license to two patent families directed to gene therapy treatment of ALS, including our product candidate AMT-162. We own a patent family directed to potent liver-specific promoters, including the promoter present in our product candidate AMT-191. Additionally, we own a patent family directed to the formulation of AMT-191 for intravenous infusion.

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

Cold Spring Harbor Laboratory

In 2015, we entered into a license agreement with CSHL in which CSHL granted to us an exclusive, sublicensable license to develop and commercialize certain of CSHL’s patented RNAi-related technology for use in connection with the treatment or prevention of Huntington’s disease. We expanded the scope of the license agreement with CSHL in 2018 beyond Huntington’s disease. In addition, pursuant to the 2018 amendment, we were granted a license to use the RNAi-related technology for research in the fields of liver diseases, neuromuscular diseases, and cardiovascular diseases.

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

Technology Used for Specific Development Programs

Temporal Lobe Epilepsy (AMT-260)

Regenxbio

In June 2020, uniQure France entered into an agreement, subsequently amended in June 2021, with Regenxbio for an exclusive (in the field of using AAV9 to expression of the GRIK2 gene in humans (the “Field”)), sublicensable, royalty-bearing, worldwide license under Regenxbio’s interest in EU patent application 19185533.7 (the “Foreground Patents”) and related patents, as well as patents covering inventions developed during the collaboration and certain patents and know-how relating to AAV9. The license also includes non-exclusive rights to exploit the licensed Foreground Patents and certain related patents know-how developed in collaboration pursuant to the license agreement outside the Field. The license also includes retained and license back rights that permit Regenxbio and its upstream licensors to exploit for any research, development, commercialization, or other purposes certain patents, inventions and know-how (other than the Foreground Patents) subject to or created pursuant to the license agreement.

Payment obligations under the agreement provide for royalty payments on net sales in the mid-single digit to low-double digits, and milestone payments to Regenxbio in the mid-tens of millions of dollars related to clinical trials, commercialization, and net sales. The agreement also calls for sublicense fees in the low-double digit range. The royalty is paid on sales of licensed products using any of licensed patents or know-how for as long as the agreement is in effect. Royalty and milestone payments may continue to be owed under the license, following termination of the agreement if licensed products are sold following termination of the license. Under the agreement, uniQure France has certain diligence obligations and Regenxbio has certain obligations related to the pre-clinical development of manufacturing technology.

Inserm Transfert

In January 2020, uniQure France entered into a license agreement with Inserm Transfert SA (also acting as a delegate for the French National Institute of Health and Medical Research) and La société SATT Aquitaine (the counterparties collectively referred to as “Inserm Transfert”). Under the license agreement, uniQure France is granted an exclusive, sublicensable, royalty-bearing, worldwide license under European Patent (“EP”) patent application 13306265.3 in the field of the prevention and treatment of epilepsy, and in Inserm Transfert’s share in EP patent application 19185533.7 (which is co-owned by Regenxbio) in the field of all human use. uniQure France is also granted a non-exclusive, sublicensable, royalty-bearing, worldwide license under certain know-how in the fields that may be developed by Inserm pursuant to the agreements. Under the agreements, Inserm Transfert retains certain rights for teaching, academic and/or research purposes.

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

Amyotrophic Lateral Sclerosis (AMT-162)

In January 2023, we announced that we had entered into a global licensing agreement with Apic Bio for a one-time, intrathecally administered investigational gene therapy for ALS caused by mutations in SOD-1, pursuant to which we acquired an exclusive global license (including a sublicense of rights granted to Apic Bio pursuant to an exclusive license agreement with a certain U.S.-based academic institution) to Apic Bio’s rights under certain licensed technology to develop, manufacture, and commercialize any product incorporating a licensed construct (including APB-102, certain constructs expressing a SOD1-targeting miRNA or AAV that codes for a miRNA that silences SOD1 expression), in any dosage strength, formulation, concentration or method of delivery in the applicable field. We made an initial cash payment of $10.0 million to Apic Bio. In addition, we will pay Apic Bio up to $43.0 million in milestones upon achievement of regulatory approvals in the U.S. and Europe and pre-specified annual net sales, and a tiered royalty on net sales ranging from the mid-single digits to low-double digits.

Trade Secrets

In addition to patents and licenses, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of the process by which we manufacture certain of our gene therapies are based on unpatented trade secrets and know-how. We seek to protect our proprietary technology and processes and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial collaborators. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

Our key competitors, focused on developing therapies in various indications, include among others, Novartis, Roche, Wave Life Sciences, Alnylam Pharmaceuticals, Regeneron Pharmaceuticals, Skyhawk Therapeutics and Sarepta Therapeutics (for Huntington’s disease), Neurona Therapeutics, EpilepsyGTx and Xenon Pharmaceuticals (for TLE), Biogen, Ionis Pharmaceuticals, Neurimmune, Regeneron Pharmaceuticals, Alnylam Pharmaceuticals, Coya Therapeutics, Amylyx Pharmaceuticals, NeuroSense Therapeutics, AL-S Pharma and Voyager Therapeutics (for ALS) and Amicus Therapeutics, Sanofi, Takeda, Chiesi, Idorsia, Sangamo Therapeutics, 4D Molecular Therapeutics, Skyline Pharmaceuticals and CANbridge (for Fabry disease).

We also compete with existing standards of care, therapies, and symptomatic treatments, as well as any new therapies and novel technologies, which may become available in the future for the indications we are targeting.

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

Obtaining regulatory approvals and ensuring compliance with applicable statutes and regulatory requirements entails the expenditure of substantial time and financial resources, including payment of user fees for applications to the FDA. All our current product candidates are subject to regulation by the FDA as biologics. An applicant seeking approval to market and distribute a new biologic in the U.S. must typically undertake the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current Good Laboratory Practice regulations;
●	submission to the FDA of an IND application which allows human clinical trials to begin unless the FDA objects within 30 days; the sponsor of an IND or its legal representative must be based in the U.S.;
●	approval by an independent institutional review board (“IRB”) and, for some studies, Institutional Biosafety Committee (“IBC”) before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current Good Clinical Practice regulations (“cGCP”) to establish substantial evidence of the safety and efficacy for the proposed biological product for each indication;
●	preparation and submission to the FDA of a Biologics License Application (“BLA”);
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity, as well as selected clinical trial sites and investigators to determine cGCP compliance;
●	approval of the BLA by the FDA, in consultation with an FDA advisory committee, if deemed appropriate by the FDA; and

●	compliance with any post-approval commitments, including Risk Evaluation and Mitigation Strategies (“REMS”), and post-approval studies required by the FDA.

Human Clinical Studies in the United States under an IND

Before initiating clinical studies in the U.S. or under an IND, investigational product sponsors must first complete nonclinical studies. Nonclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s Good Laboratory Practices. In 2025, however, the FDA announced a plan to reduce the need for animal testing, with an initial focus on monoclonal antibodies.

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

Subsequent clinical protocols and amendments must also be submitted to an active IND but are not subject to the 30-day review period imposed on an original IND. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found. There is a risk that once a new protocol or amendment is submitted to an active IND there may be an extended period before the FDA may comment or provide feedback. This may result in a need to modify an ongoing clinical trial to incorporate this feedback or even a clinical hold of the trial. There is also risk that the FDA may not provide comments or feedback but may ultimately disagree with the design of the study once a BLA is submitted.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I: The biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness.

●	Phase II: The biological product is administered to a limited patient population to further identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase III: The biological product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labelling of the product. The FDA typically requires that a BLA include data from adequate and well-controlled clinical trials which provide substantial evidence of efficacy.

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

In addition, under the Pediatric Research Equity Act of 2003 (the “PREA”), a BLA or BLA supplement for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.

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

Regulation and FDA Guidance Governing Gene Therapy Products

The FDA has and continues to issue various guidance documents with respect to the development and commercialization of gene therapies, including for specific diseases, such as neurodegenerative diseases, rare diseases, and hemophilia, as such products may face special challenges.

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

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products must also register their establishments with the FDA and certain state agencies and provide the FDA a list of products manufactured at the facilities. Sponsors must further submit information to the FDA regarding manufactured products, including the volume of drugs produced during the prior year. Establishments may be subject to periodic unannounced inspections  by government authorities to ensure compliance with cGMPs and other laws. Discovery of non-compliance may result in the FDA issuing a Form 483, placing restrictions on a product, manufacturer, or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market, recall, shutdown, or enforcement letters, among other consequences. Noncompliance with the applicable manufacturing requirements may also require costly corrective and preventative actions. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are following cGMP requirements and adequate to assure consistent production of the product within required specifications.

FDA Programs to Expedite Product Development

The FDA has several programs to expedite product development, including fast track designation and breakthrough therapy designation. These are outlined in specific FDA guidance. Under the fast track program, the sponsor of a biologic candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. To be eligible for a fast track designation, the FDA must determine that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. This may be demonstrated by clinical or nonclinical data. If granted, the benefits include more frequent interactions with the FDA and potentially rolling review of sections of the BLA. In some cases, a fast track product may be eligible for accelerated approval or priority review.

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

Biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. By the date of approval of an accelerated approval product, FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. FDA may also require, and frequently does require, that the confirmatory Phase 4 studies be commenced prior to FDA granting a product accelerated approval. Reports on the progress of the required Phase 4 confirmatory studies must be submitted to FDA every 180 days after approval. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis using a statutorily defined streamlined process. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. All promotional materials for drug or biologic candidates approved under accelerated regulations are subject to prior review by the FDA. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may be more conservative in granting accelerated approval or, if granted, may be more apt to withdrawal approval if clinical benefit is not confirmed.

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

The FDA may also refer certain applications to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts, which reviews, evaluates, and makes recommendations as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect  the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA will inspect one or more clinical trial sites to assure compliance with cGCPs.

After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. In 2025, the FDA began publicly releasing complete response letters after issuance, for both products that eventually obtained approval and products that have not yet received approval.  Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. Many drug applications receive complete response letters from the FDA during their first cycle of FDA review.

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

In addition to the above conditions of approval, the FDA also may require submission of a REMS to ensure that the benefits of the product candidate outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered, and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks. During the review of a BLA for a gene therapy, the FDA will assess whether a REMS is necessary. Several gene therapy products that have been approved by the FDA have required substantial REMS, which included requirements for dispensing hospital and clinic certification, training, adverse event reporting, documentation, and regulatory audits and monitoring conducted by the sponsor, among other conditions. REMS, such as these, can be expensive and burdensome to implement, and burdensome for hospitals, clinics, and healthcare providers to comply with.

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

To increase competition in the drug and biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, the FDA finalized certain guidance documents to facilitate biologic product importation. Moreover, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. This same legislation also includes provisions with respect to shared and separate REMS programs.

Orphan Drug Exclusivity

Under the Orphan Drug Act of 1983, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a biological product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product, and where there is a medically plausible basis for the use of the drug for the rare disease or condition. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan drug designation if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. With respect to gene therapies, the FDA has issued a specific guidance on how the agency interprets its sameness regulations. Specifically, whether two products are deemed to be the same by the FDA will depend on the products’ transgene expression, viral vectors groups and variants, and additional product features that may contribute to therapeutic effect. Minor product differences will not, generally, result in a finding that two products are different and there are some factors that the FDA will consider on a case-by-case basis. Any of the FDA sameness determinations could impact our ability to receive approval for our product candidates and to obtain or retain orphan drug exclusivity.

If a product with orphan designation receives the first FDA approval, it may be granted seven years of marketing exclusivity, which means that the FDA may not approve any other applications for the same product for the same indication for seven years, unless clinical superiority is demonstrated. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. Orphan drug designation does not change the FDA’s standard for product approval.

Pediatric Exclusivity

Under the PREA, pediatric exclusivity provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity in the US, including orphan exclusivity and reference biologic exclusivity. This six-month exclusivity may be granted if the FDA issues a written request to the sponsor for the pediatric study, the sponsor submits a final study report after receipt of the written request and meets the terms and timelines in the FDA’s written request.

Regenerative Medicine Advanced Therapy Designation

The 21st Century Cures Act became law in December 2016 and created a new program under Section 3033 in which the FDA has authority to designate a product as a RMAT. A drug is eligible for a RMAT designation if: 1) it is a regenerative medicine therapy which is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except those products already regulated under Section 361 of the PHSA; 2) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and 3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A RMAT designation request must be made with the submission of an IND or as an amendment to an existing IND. The FDA will determine if a product is eligible for RMAT designation within 60 days of submission. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. These early interactions may be used to discuss potential surrogate or intermediate endpoints to support accelerated approval. In 2019 the FDA stated in guidance that human gene therapies, including genetically modified cells, that lead to a sustained effect on cells or tissues, may meet the definition of a regenerative therapy.

FDA Regulation of Companion Diagnostics and Other Combination Products

We may seek to develop companion diagnostics for use in identifying patients who we believe are more likely to respond to our gene therapies. Similarly, our product candidates may require delivery devices. A biologic product may be regulated as a combination product if it is intended for use in conjunction with a medical device, such as a drug delivery device or an in vitro diagnostic device. For combination products, the biologic and device components must, when used together, be safe and effective and the product labeling must reflect their combined use. In some cases, the medical device component may require a separate premarket submission. Moreover, clinical trial sponsors using investigational devices in their studies must comply with the FDA’s investigational device exemption regulations. If the device component (e.g., in vitro diagnostic device) is not packaged with the drug component and authorized by the FDA as a combination product, or approved or cleared as a medical device, the device component must comply with the FDA general controls applicable to a medical device, including establishment registration, device listing, device labeling, unique device identifier, quality system regulation, medical device reporting, and reporting of corrections and removals requirements.  If the device component is packaged with the drug component (e.g., drug delivery device), then only certain FDA general controls applicable to a medical device will apply (assuming the manufacturer’s quality system complies with the cGMPs).

If the safety or effectiveness of a biologic product is dependent on the results of a diagnostic, the FDA may require that the in vitro companion diagnostic device and biologic product be contemporaneously authorized by the FDA, with labeling that describes the use of the two products together. The type of premarket submission required for a companion diagnostic device will depend on the FDA device classification. A premarket approval (“PMA”), application is required for high-risk devices classified as Class III; a 510(k) premarket notification is generally required for moderate risk devices classified as Class II. Low risk devices classified as Class I generally do not require any FDA premarket authorization, with limited exceptions. A de novo request may be used for novel devices not previously classified by the FDA (and hence are automatically Class III) but are low or moderate risk (due to the application of special controls) and thus can be re-classified as Class II or Class I. Except in some limited circumstances, the FDA generally will not approve a biologic that is dependent upon the use of a companion diagnostic device if the device is not contemporaneously FDA-approved or -cleared. It is also possible that a diagnostic test could be considered outside the scope of the FDA’s regulatory authority if it meets the definition of a Laboratory Developed Test (“LDT”).  The FDA attempted to actively regulate all LDTs as medical devices through a final rule in April 2024, but this rule was challenged in the US District Court for the Eastern District of Texas, which found that LDTs are not medical devices and thus not subject to the FDA’s device authority.  Nonetheless, LDTs remain subject to the regulatory requirements under the Clinical Laboratory Improvement Amendments.

Post-approval Requirements

Any products manufactured or distributed pursuant to the FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, deviation reporting, shortage reporting, and periodic reporting, product sampling and distribution, long term follow-up, advertising, marketing, promotion, certain electronic records and signatures, and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. For example, in 2023, the FDA issued a guidance specifically on demonstrating product comparability, and the management and reporting of manufacturing changes for investigational and licensed cellular and gene therapy products. FDA regulations also require investigation and correction of any deviations from cGMP and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain cGMP compliance.

In addition to the above manufacturing requirements, the FDA and the current U.S. presidential administration have taken actions to encourage the use of U.S. domestic manufacturing and supply chains.  This includes executive orders intended to facilitate and streamline the development of U.S. manufacturing, enhance the inspection of foreign manufacturing facilities, and increase foreign manufacturing facility user fees.

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those advertising and promotional claims relating to a product that are consistent with the label approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and that have been approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in a manner that is consistent with the provisions of the approved label. Companies must also provide adequate balancing information on a product’s risks in its advertising and promotional pieces.  In 2023, the FDA took certain regulatory actions in the advertising and promotional spaces, including issuing a final rule and a guidance on risk and efficacy disclosures in direct-to-consumer advertising. At the beginning of 2025, the FDA also finalized guidance on communication of off-label scientific information about approved products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal fines and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts.

Moreover, the enacted Drug Quality and Security Act (“DQSA”), imposes obligations on sponsors of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically and allow interoperable electronic product tracing at the package level. Sponsors must also verify that purchasers of the sponsors’ products are appropriately licensed. Further, under this legislation, manufacturers have product verification responsibilities, as well as investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements are also imposed on other entities in the biopharmaceutical supply chain, including distributors and dispensers, as well as certain sponsor licensees and affiliates.

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

Patent Term Restoration

If approved, biologic products may also be eligible for periods of U.S. patent term restoration. If an application for patent term restoration is timely filed with the U.S. Patent and Trademark Office and granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension cannot exceed fourteen years from the product’s approval date. Subject to the prior limitations, the period of the extension is calculated by factoring in half of the time from the effective date of an IND to the initial submission of a complete marketing application, all the time between the submission of the marketing application and its approval, and any period that the applicant did not act with due diligence.

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

Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act, of 2010, as amended, (the “ACA”) modified the intent requirement under the AKS to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the ACA also provided that a violation of the AKS is grounds for the government or a whistleblower to assert that a claim for reimbursement submitted to a federal healthcare program for payment of items or services resulting from such violation constitutes a per se false or fraudulent claim for purposes of the federal civil False Claims Act. The Department of Health and Human Services promulgated regulations in November 2020 with respect to the safe harbors that are effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) Pharmacy Benefit Manager (“PBM”) rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of-sale reductions in price and (b) PBM service fees. Second, the regulation expressly provides that rebates to plan sponsors under Medicare Part D, either directly to the plan sponsor under Medicare Part D or indirectly through a PBM, will not be protected under the AKS discounts safe harbor. The Inflation Reduction Act of 2022 (“IRA”) extended a moratorium on the implementation, administration or enforcement of this final rule until January 1, 2032.

The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the False Claims Act. Intent to deceive is not required to establish liability under the civil False Claims Act. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. Civil False Claims Act actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any damages, penalties or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil False Claims Act provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into tens and even hundreds of millions of dollars. For these reasons, since 2004, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil False Claims Act liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of the identification of the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, civil judgment for violating the False Claims Act may result in exclusion from federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts. The majority of states also have statutes similar to the AKS and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim.

The Civil Monetary Penalties Law is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statute imposes fines against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires sponsors to submit certified pricing information to the Centers for Medicare and Medicaid Services (“CMS”). The Medicaid Drug Rebate statute requires sponsors to calculate and report price points, which are used to determine Medicaid manufacturer rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, sponsors must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For certain products, including those approved under a BLA (including biosimilars), the Veterans Health Care Act (the “VHCA”) requires sponsors to calculate and report to the Department of Veterans Affairs (“VA”) a different price called the Non-Federal Average Manufacturer Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price (“FCP”). Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense regulation requires sponsors to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program. All these price reporting requirements create risk of submitting false information to the government, potential False Claims Act liability and exclusion from certain of these programs.

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

The federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payer is public or private, in connection with the delivery of or payment for healthcare benefits, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

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

In addition, other federal and state laws, including state health information privacy laws, state security breach notification laws, and state consumer privacy laws (e.g., the California Consumer Privacy Act), may govern the privacy and security of health and other information in certain circumstances. Some states, like Washington State, have passed healthcare-specific privacy laws. For example, the My Health My Data Act became effective March 31, 2024 and restricts how entities collect, use, and process “consumer health data,” defined broadly as personal information that is linked or reasonably linkable to a consumer and that identifies the consumer's health status. While HIPAA-regulated entities may be exempt from this act, the exemption is based on the data collected and used rather than on the entity’s status as a HIPAA covered entity or business associate. As such, some data may be subject to this act and HIPAA, while other data may only be subject to HIPAA. State laws may be more stringent, broader in scope or offer greater individual rights with respect to health-related information or other personal information than HIPAA. Complying with these various state laws and regulations, which may differ from state to state, requires significant resources and may complicate our compliance efforts. Penalties for violation of any of these laws and regulations may include civil and/or criminal penalties.

Additionally, U.S. federal and state consumer protection laws may, among other things, require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payer, including commercial insurers. Certain state laws also regulate sponsors’ use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance program guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require sponsors to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers and entities. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases that impose reporting requirements on biopharmaceutical companies. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens. Such laws also typically impose significant civil monetary penalties for each instance of reporting noncompliance that can quickly aggregate into the tens of millions of dollars.

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

Coverage, Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state, and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers and independent non-profit healthcare research organizations such as the Institute for Clinical and Economic Review are also increasingly challenging the prices charged for medical products and services and examining the medical necessity, budget-impact, and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider a product to be cost-effective compared to other available therapies and/or the standard of care, they may not cover the product after approval as a benefit under their plans or, if they do, measures including prior authorization and step-throughs could be required, manufacturer rebates may be negotiated or required and/or the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. federal and state governments and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. In this regard, for example, on November 27, 2020, CMS issued an interim final rule implementing a Most Favored Nation payment model under which reimbursement for certain Medicare Part B drugs and biologicals will be based on a price that reflects the lowest per capital Gross Domestic Product-adjusted (“GDP-adjusted”) price of any non-U.S. member country of the Organization for Economic Co-operation and Development (“OECD”) with a GDP per capita that is at least sixty percent of the U.S. GDP per capita. Although this rule was subsequently rescinded, in November 2025, CMS introduced the GENEROUS Model, which is expected to launch in 2026, and which requires manufacturers to provide rebates aligned with Most Favored Nation pricing to participating state Medicaid programs that opt into the program. Further, government negotiation of certain Medicare drug pricing continues to be the focus of recent proposed legislation. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Failure of the Joint Select Committee on Deficit Reduction to reach required deficit reduction goals triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. While President Biden previously signed legislation to eliminate this reduction through the end of 2021, a 1% payment adjustment was implemented from April 1 – June 30, 2022, and a 2% payment adjustment took effect beginning July 1, 2022. The IRA requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure to reach an agreement can subject manufacturers to an excise tax or withdrawal of all drug products from coverage under Medicare and Medicaid. In addition to entering into direct agreements with manufacturers, on December 1, 2025, the U.S. entered into a trade agreement with the UK to permit tariff-free imports of pharmaceutical products in exchange for reductions in certain rebates paid by manufacturers to the UK Department of Health and Social Care. Adoption of additional healthcare reform controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payers choose to provide low coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and will continue to increase the pressure on drug pricing. Decisions regarding whether to cover any of our products, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payer to payer. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the ACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Multiple other current and proposed legislative and regulatory efforts require and likely will in the future require payment of increased manufacturer rebates and implement mechanisms to reduce drug prices. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Regulation in the European Union and United Kingdom

The regulatory framework for medicinal products in the EU and the UK is broadly similar to that of the U.S., and many of the considerations described above apply in these jurisdictions. Pharmaceutical products in the EU and UK are also subject to national pricing and reimbursement controls.

Following the UK’s withdrawal from the EU in January 2020 (“Brexit”) and the end of the transition period in December 2020, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the UK’s standalone medicines regulator as of January 1, 2021. Under the Northern Ireland Protocol, different regulatory rules apply in Northern Ireland than in Great Britain, with Northern Ireland generally continuing to follow the EU regulatory regime.

On January 1, 2025, the Windsor Framework came into effect to simplify the supply of medicines between Great Britain and Northern Ireland, under which EU pharmaceutical legislation does not apply in all circumstances in Northern Ireland. EU pharmaceutical legislation adopted after the end of the Brexit transition period generally does not apply in Great Britain (but may apply in Northern Ireland).

Clinical Trials

The Clinical Trial Regulation EU 536/2014 (“CTR”), which replaced the Clinical Trials Directive 2001/20/EC, as amended (“CTD”), on January 31, 2022, provides a system for the approval of clinical trials in the EU. The CTR is directly applicable in all member states without the need for national implementation. Applicants make a single harmonized electronic submission and have a single assessment process for clinical trials conducted in multiple member states. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the Clinical Trial Application (“CTA”), which must be supported by an investigational medicinal product dossier with supporting information prescribed by the CTR and corresponding national laws of the member states and further detailed in applicable guidance documents. In the case of Advanced Therapy Investigational Medicinal Products (“ATIMPs”) consisting of or containing Genetically Modified Organisms (“GMOs”), as is the case for our products, an additional approval for the environmental and biosafety aspects of the use and release of the GMO is required by the GMO competent authorities. Unlike EU Regulations, EU Directives require national implementation and GMO Directives have been implemented in different ways by Member States; either following the Directive for “Contained use” (Directive 2009/41/EC) or “deliberate release” (Directive 2001/18/EC). As a consequence, in some EU member states the GMO application must be approved before the CTA is submitted, in some after approval of the CTA, and in some, in parallel.

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

Under the CTR, the introduction of a new database called the Clinical Trial Information System (“CTIS”), requires sponsors to upload and submit all data, including initial clinical trial application data and documentation, to the CTIS, with such data being publicly available, with few exceptions and with limited ability to redact the documents. This means there is data transparency throughout the development process with the onus on sponsors to protect patient and commercial confidentiality at the point of submission.

The CTR does not apply in the UK. Instead, the regulatory framework in relation to clinical trials is currently derived from the CTD (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). However, in April 2025, new Regulations – the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025 – were finalized that will replace the current regulatory framework for clinical trials. The new regulations aim to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The new regulations will take full effect in April 2026.

Marketing approval

Marketing approvals under the EU regulatory system may be obtained through a centralized or decentralized procedure. The centralized procedure results in the grant of a single marketing authorization that is valid in all 27 EU member states. Pursuant to Regulation (EC) No 726/2004, as amended, the centralized procedure is mandatory for drugs developed by means of specified biotechnological processes, and advanced therapy medicinal products as defined in Regulation (EC) No 1394/2007, as amended. Drugs for human use containing a new active substance for which the therapeutic indication is the treatment of specified diseases, including but not limited to acquired immune deficiency syndrome, neurodegenerative disorders, auto-immune diseases and other immune dysfunctions, as well as drugs designated as orphan drugs pursuant to Regulation (EC) No 141/2000, as amended, also fall within the mandatory scope of the centralized procedure. Because of our focus on gene therapies, which fall within the category of advanced therapy medicinal products (“ATMPs”) and orphan indications, our products and product candidates will need to go through the centralized procedure.

In the marketing authorization application (“MAA”) the applicant must properly and sufficiently demonstrate the quality, safety, and efficacy of the drug. The Committee for Medicinal Products for Human Use (“CHMP”) is the European Medicines Agency's (“EMA”) committee responsible for human medicines. Guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs have been issued and include, among other things, the nonclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in an MAA; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance will effectively be necessary to gain and maintain approval for any of our product candidates. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days after receipt of a valid application subject to clock stops during which the applicant deals with CHMP questions. Initially, a standard marketing authorization (“MA”) is valid for 5 years, but can be renewed for unlimited validity.

The EU also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10 of Directive 2001/83/EC, as amended, as well as European case law and guidance, upon receiving an MA, new active substances approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application during the eight-year period from the date of notification of the MA. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new active substance and the innovator can gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests, and clinical trials that does not reference the data within the original dossier. The EMA has also issued guidelines for a comprehensive comparability exercise for biosimilars, and for specific classes of biological products and has recently conducted a consultation on streamlining this procedure. In addition, under recently agreed revisions to the EU’s pharmaceutical legislation, the standard period of data protection will be reduced, but this may be extended if particular criteria are fulfilled. The final text of the amendments is not yet available, so it is not certain when and in what form the new legislation will be adopted or how it will impact the development of our products or the protections they may receive.

Under Regulation (EC) No 141/2000 article 3 as amended (Orphan Drug Regulation, (“ODR”)) a product can benefit from orphan drug status if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Community when the application is made and there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. The principal benefit of such status, if confirmed at the time of marketing authorization, is 10 years’ market exclusivity once the MA is granted, during which the authorization shall not accept another application for a MA, or grant a MA or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar medicinal product. This may be reduced to six years under certain circumstances including if the product is sufficiently profitable not to justify maintenance of market exclusivity. Under the above-mentioned proposed new legislation, the current 10-year period could be reduced for certain products, but may be extended by one year if certain conditions are met.

Additional rules apply to medicinal products for pediatric use under Regulation (EC) No 1901/2006, as amended. This includes obligations to carry out pediatric research. Potential incentives include a six-month extension of any supplementary protection certificate granted pursuant to Regulation (EC) No 469/2009; however, this is not available in cases in which the relevant product is designated as an orphan medicinal product pursuant to the ODR. Instead, medicinal products designated as orphan medicinal product may enjoy an extension of the ten-year market exclusivity period granted under Regulation (EC) No 141/2000, as amended, to twelve years subject to the conditions applicable to orphan drugs. The proposed new legislation will retain the 6-month SPC extension but the current separate reward of two years market exclusivity for pediatric indications of orphan products would no longer apply.

The position in the UK is broadly similar, although based on UK legislation. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the post-Brexit international recognition procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916). While the review process and documentation are similar to the EU, the MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicinal products that will benefit patients, such as a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, an international recognition procedure (“IRP”) has been in place since January 1, 2024. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (i.e., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. There are also procedures in the UK for conditional approvals or approvals under exceptional circumstances that are similar to the procedures in the EU.

Regulatory data and market exclusivity operate in broadly the same way as in the EU. However, there is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK. Once finalized, the changes to the framework in the EU will not apply in the UK, although may apply to certain products, depending on what basis they are placed on the market in the UK.

In addition, the UK has announced its intention to introduce a new regulatory pathway for orphan medicinal products to make it quicker and easier to get these therapies tested, manufactured and approved in the UK. Consultation on this framework will take place in 2026.

Programs to expedite authorization in the EU and UK

In the EU, there is the possibility to obtain approval via an accelerated assessment whereby, on request, the CHMP can reduce the timeframe to 150 days if the applicant provides sufficient justification for an accelerated assessment by demonstrating that the medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation.

Market access can also be expedited through various mechanisms, including the grant of conditional authorization on the basis of less comprehensive data for a medicine that may fulfil unmet needs, and which may be granted provided that the benefit-risk balance of the product is positive. The benefit-risk balance is likely to be positive if the applicant can provide data that the benefit to public health of the medicinal product's immediate availability on the market outweighs the risks due to need for further data. Such authorizations are valid for one year and can be renewed annually. The holder will be required to complete specific obligations (ongoing or new studies, and in some cases additional activities) with a view to providing comprehensive data confirming that the benefit-risk balance is positive. Once comprehensive data on the product have been obtained, the conditional authorization may be converted into a standard MA (not subject to specific obligations). As noted above, a standard MA is initially valid for 5 years, but can be renewed for unlimited validity. Applicants for conditional authorizations can benefit from early dialogue with CHMP through scientific advice or protocol assistance and discuss their development plan well in advance of the submission of an MAA. Other stakeholders (e.g., health technology assessment bodies) can be included.

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

MHRA has also introduced procedures to prioritize access to new medicinal products that will benefit patients, such as an expedited 150-day assessment (subject to clock-stops) and a rolling review procedure. Further, similar to the position in the EU, the MHRA offers a national conditional marketing authorization scheme for new medicinal products that is available where comprehensive clinical data are not yet complete, but it is judged that such data will become available soon. The criteria is similar to the position in the EU, and a conditional MA will be initially valid for one year and will be renewable annually.

There are also various schemes and pilots that are aimed at joining up the various steps in the authorization and access pathway in the UK, such as the Innovative Licensing and Access Pathway (“ILAP”) that provides coordinated advice from the MHRA, reimbursement authorities and the national healthcare system to try to speed up the time for authorized products to be accessed by patients. Similarly, there are frameworks to provide patients with life-threatening or seriously debilitating conditions access to promising new medicines before they receive an MA, such as the Early Access to Medicines Scheme (“EAMS”). Each of these schemes have different access criteria and requirements to be met, but are aimed at speeding up development and access to innovative products.

Manufacturing and promotion

Pursuant to European Commission Directive 2003/94/EC as transposed into the national laws of the member states, the manufacturing of investigational medicinal products and approved drugs is subject to a separate manufacturer’s license and must be conducted in strict compliance with cGMP requirements, which mandate the methods, facilities, and controls used in manufacturing, processing, and packing of drugs to assure their quality, safety and identity. Manufacturers must have at least one qualified person permanently and continuously at their disposal. The qualified person is ultimately responsible for certifying that each batch of finished product released onto the market has been manufactured in accordance with cGMP and the specifications set out in the marketing authorization or investigational medicinal product dossier. cGMP requirements are enforced through mandatory registration of facilities and inspections of those facilities. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs, and lost revenues, and subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action, or possible civil and criminal penalties. The same principles apply in the UK.

Advertising

In the EU, the promotion of prescription medicines is subject to intense regulation and control, including a prohibition on direct-to-consumer advertising. All medicines advertising must be consistent with the product’s approved summary of products characteristics, and be factual, accurate, balanced and not misleading. Advertising of medicines pre-approval or off-label is prohibited. Some jurisdictions require that all promotional materials for prescription medicines be subjected to either prior internal or regulatory review and approval. The same principles apply in the UK.

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

The obligations of an MAH in the EU and the UK include:

●	Manufacturing and Batch Release. MAHs should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable GMP, with the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.
●	Pharmacovigilance. MAHs are obliged to establish and maintain a pharmacovigilance system, including a qualified person responsible for oversight, to submit safety reports to the regulators and comply with the good pharmacovigilance practice guidelines adopted by the EMA (as adapted by the MHRA in the UK).
●	Advertising and Promotion. MAHs remain responsible for all advertising and promotion of their products, including promotional activities by other companies or individuals on their behalf and in some cases, must conduct internal or regulatory pre-approval of promotional materials.
●	Medical Affairs/Scientific Service. MAHs are required to establish a scientific service that can disseminate scientific and medical information on their medicinal products to healthcare professionals, regulators, and patients.
●	Legal Representation and Distributor Issues. MAHs are responsible for regulatory actions or inactions of their distributors and agents.
●	Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization. MAHs must maintain appropriate records, comply with the MA’s terms and conditions, fulfill reporting obligations to regulators, submit renewal applications and pay all appropriate fees to the authorities.

We may hold any future marketing authorizations granted for our product candidates in our own name or appoint an affiliate or a collaborator to hold MAs on our behalf. Any failure by an MAH to comply with these obligations may result in regulatory action against an MAH and ultimately threaten our ability to commercialize our products.

Reimbursement

In the EU and the UK, the pricing and reimbursement mechanisms by private and public health insurers vary largely by country and even within countries. In respect of the public systems, reimbursement for standard drugs is determined by guidelines established by the legislature or responsible national authority. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to determine the prices for their medicines but monitor and control company profits and may limit or restrict reimbursement and can include retrospective rebates to the government. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products and some of EU countries and the UK require the completion of studies that compare the cost-effectiveness of a particular product candidate to currently available therapies to obtain reimbursement or pricing approval. Special pricing and reimbursement rules may apply to orphan drugs.

Inclusion of orphan drugs in reimbursement systems tend to focus on the medical usefulness, need, quality and economic benefits to patients and the healthcare system as for any drug. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules or agreements on reimbursement may apply. Recently, in the EU, a process has been formalized that allows sponsors to receive parallel advice from EMA and relevant national health technology assessment (“HTA”) bodies for pivotal clinical studies designed to support marketing approval. This process was followed for etranacogene dezaparvovec. EU Regulation (EU) 2021/2282 also creates a framework for the joint clinical assessment of products where that assessment can be used for national pricing and reimbursement decisions.

Orphan Drug Regulation

We have been granted orphan drug exclusivity for AMT-130 for the treatment of Huntington’s disease subject to the conditions applicable to orphan drug exclusivity in the EU. No pre-marketing authorization orphan designation step is required in the UK, but similar criteria will apply at the time of MA. The ODR states that a drug will be designated as an orphan drug if its sponsor can establish:

•

that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the community when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment; and

•

that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, that the drug will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a drug as an orphan drug. An application for the designation of a drug as an orphan drug must be submitted at any stage of development of the drug before filing of an MAA and the criteria are also reassessed at the time of marketing authorization.

If an EU-wide community marketing authorization in respect of an orphan drug is granted pursuant to Regulation (EC) No 726/2004, as amended, the EU and the member states will not, for a period of 10 years, accept another MAA, or grant a MA or accept an application to extend an existing MA, for the same therapeutic indication, in respect of a similar drug. Similar orphan exclusivity will be available in the UK if relevant criteria are met at the time of MA.

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

Regulation (EC) No 847/2000 sets forth definitions of the concepts of similar drug and clinical superiority, which concepts have been expanded upon in subsequent European Commission guidance and case law. Other incentives available to orphan drugs in the EU include financial incentives such as a reduction of fees or fee waivers and protocol assistance. Orphan drug designation does not shorten the duration of the regulatory review and approval process. As described above, the above proposed legislation would, if implemented, impact orphan protection in the EU in the future.

Human Capital Resources

As of December 31, 2025, we had a total of 221 employees, 126 of whom are based in The Netherlands, 83 in the U.S. and 12 in other European countries. The split of employees between operations, clinical development, pre-clinical and technology and selling, general and administrative functions are included below:

	December 31,	December 31,
	2025	2024
Operations	57	66
Clinical development	40	44
Pre-clinical development and technology	35	38
Selling, general and administrative	89	61
Total	221	209

As of December 31, 2025, 72 of our employees had an M.D. or Ph.D. degree, or the foreign equivalent. During 2017, we established a Works Council in the Netherlands. None of our employees are subject to collective bargaining agreements or other labor organizations. We believe that we have good relations with all our employees and with the Works Council in the Netherlands.

We pride ourselves on our dedication to teamwork and uphold values that are:

●	Passionate - Why we are here. We are driven by a deep passion for making a difference in patients’ lives, channeling our energy and commitment into every project and celebrating the impact of our work together;
●	Tenacious - How we move forward. We push through challenges with grit, focus, and heart, relentlessly pursuing continuous improvement and scientific breakthroughs. We never give up — because patients are counting on us;
●	Honorable - How we behave. We build trust with each other, and the wider patient community we serve, through honesty, integrity, and support for one another. By acting with respect and compassion, we create a foundation for lasting success; and,
●	Exceptional - What we deliver. We give our best in everything we do, setting ambitious goals and holding ourselves to the highest standards. Our patients deserve nothing less.

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

Additional Information

uniQure B.V. was incorporated on January 9, 2012 as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands. We are a leader in the field of gene therapy and seek to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. Our business was founded in 1998 and was initially operated through our predecessor company, Amsterdam Molecular Therapeutics Holding N.V (“AMT”). In 2012, AMT undertook a corporate reorganization, pursuant to which uniQure B.V. acquired the entire business and assets of AMT and completed a share-for-share exchange with the shareholders of AMT. Effective February 10, 2014, in connection with the initial public offering, we converted into a public company with limited liability (naamloze vennootschap) and changed its legal name from uniQure B.V. to uniQure N.V. (the “Company”).

We are registered in the trade register of the Dutch Chamber of Commerce (Kamer van Koophandel) under number 54385229. Our headquarters are in Amsterdam, the Netherlands, and its registered office is located at Paasheuvelweg 25, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000.

Our website address is www.uniqure.com. We make available, free of charge, through our investor website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements for our meetings of shareholders, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding uniQure and other issuers that file electronically with the SEC.

We currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts, or our investor relations website (uniqure.com/investors-media). Also available through our website’s “Investors & Newsroom: Corporate Governance” page are charters for the Audit, Compensation and Nominating and Corporate Governance committees of our board of directors (the “Board”), along with a copy of our Code of Conduct, available at uniqure.com/investors-media/corporate-governance. The information on our website is not part of, nor shall it be deemed to be incorporated by reference into, this Annual Report on Form 10-K or any other filings with the SEC.

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

In September 2025, we announced positive topline data from the pivotal Phase I/II study of AMT-130. However, in December 2025, we announced that in the final meetings minutes from the pre-BLA meeting with the FDA held in October 2025, the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 are currently unlikely to provide the primary evidence to support a BLA submission.

In March 2026, following receipt of the final meeting minutes from the Type A meeting held in January 2026, we announced that the FDA stated that it cannot agree that data from the Phase I/II studies, compared to an external control, are sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study. See also “—Risks Related to Regulatory Approval of Our Products.”

There are numerous factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to: potential patient safety issues; our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development or accelerated or regular approval by the FDA, European Commission, MHRA or any other regulatory authority; shifting FDA standards for an adequate and well-controlled trial in a rare disease population under clinical investigation; any inability to achieve alignment regarding an accelerated approval pathway for AMT-130 with the FDA, and the timing of such regulatory alignment and other factors impacting our interactions with the FDA, which may be outside of our control; our ability to align on an approval pathway for AMT-130 with other regulatory agencies, such as the European Commission or MHRA; our current beliefs regarding the further development of and approval pathway for AMT-130, which are based on our interpretation of communications and interactions with the FDA to date, and the success of our efforts to address such communications and interactions; the results from future interim or topline data readouts from our Phase I/II trials, including as additional patient data becomes available; any requirement for additional studies to obtain approval and for a Phase III confirmatory study; the timing and resources associated with our planned marketing applications; our ability to successfully commercialize AMT-130 should we choose to do so without a partner; challenges with potential development or commercial partners, should we choose to pursue further development or commercialization of AMT-130 with a partner; and our ability to fund the further development and commercialization of the AMT-130 program.

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

The FDA has broad discretion with regard to licensure, including through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for AMT-130, the FDA may require additional studies and trials beyond those that we currently contemplate. Furthermore, even if the FDA reviews a BLA seeking approval, including accelerated approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies and statistical analysis plan (“SAP”) support accelerated approval. Additionally, the FDA may require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the Accelerated Approval Program is not appropriate and that our clinical trials and SAP for AMT-130 may not be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. Furthermore, the feedback or requests we receive from the FDA, or other non-U.S. regulatory authority, may be difficult or impossible to implement. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure, including through the Accelerated Approval Program or otherwise. A failure to obtain licensure for AMT-130 could delay or prevent our ability to launch and commercialize AMT-130 in the U.S., could result in a longer time period to pursue licensure of our other clinical product candidates or increase the cost of development of our other clinical product candidates, and could significantly harm our financial position and competitive position in the marketplace.

We cannot be certain that AMT-130, or any of our clinical product candidates, will be successful in clinical trials or ultimately receive regulatory approval. If we were required, or if we chose, to discontinue development of AMT-130 or any other current or future product candidate, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability and our business would be adversely affected.

We have encountered and may encounter future delays in and impediments to the progress of our clinical trials or fail to demonstrate the safety and efficacy of our product candidates.

Drug development is expensive, time-consuming, and uncertain as to the outcome. Our product candidates are in different stages of clinical or preclinical development, and there is a significant risk of failure or delay in each of these programs. We are currently conducting Phase I/II clinical trials in the U.S. and Europe for AMT-130, our investigational gene therapy for the treatment of Huntington’s disease. In December 2025, we announced that the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 are currently unlikely to provide the primary evidence to support a BLA submission. In March 2026, following receipt of the final meeting minutes from the Type A meeting held in January 2026, we announced that the FDA stated that it cannot agree that data from the Phase I/II studies, compared to an external control, are sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study. We are also advancing three other product candidates through Phase I/II(a) clinical development – AMT-260 for the treatment of MTLE, AMT-191 for the treatment of Fabry disease, and AMT-162 for the treatment of SOD1-ALS.

We have experienced clinical setbacks in the past and may experience setbacks in the future. For example, we experienced an immaterial but unexpected delay when our clinical trials of HEMGENIX were placed on clinical hold by the FDA from December 2020 to April 2021 following a preliminary diagnosis of hepatocellular carcinoma in one patient. Similarly, we experienced an unexpected delay in the enrollment of our Phase Ib/II clinical trial of AMT-130 for the treatment of Huntington’s disease between July and October 2022 due to our voluntary postponement and comprehensive safety investigation into suspected unexpected serious adverse reactions in three patients. In addition, we have voluntarily paused enrollment in EPISOD1, our Phase I/II clinical trial of AMT-162, upon the recommendation of the IDMC following a September 2025 review of available preliminary data related to the safety and efficacy of AMT-162 in the context of a dose limiting toxicity, which resulted in a SAE determined to be related to AMT-162, that was observed in one patient in the second cohort. While enrollment is paused, we continue to collect and evaluate data from the five patients dosed in EPISOD1 to date. Per protocol, we have also paused dosing in the mid- and high-dose cohorts in our Phase I/II clinical trial of AMT-191 for the treatment of Fabry disease pending further evaluation following asymptomatic Grade 3 liver enzyme elevations observed in two patients in the mid-dose cohort, which were confirmed dose-limiting toxicity.

A failure of one or more clinical trials can occur at any stage and for a variety of reasons that we cannot predict with accuracy and that are out of our control. Events that may prevent successful or timely completion of clinical development, as well as clinical product candidate approval, include, but are not limited to:

●	occurrence of serious adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
●	insufficient number of patients treated with the product candidate or an insufficient study period for assessing the effectiveness of the product candidate;
●	failures or delays in reaching agreement with regulatory agencies on study design, particularly with respect to our novel gene therapies for which regulatory pathways remain untested;
●	failures or delays in hiring sufficient personnel with the requisite expertise to execute multiple clinical programs simultaneously;
●	failures or delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”) and clinical trial sites;
●	failures or delays in identifying, recruiting and enrolling patients in our clinical studies;
●	delays in receiving regulatory authorization to conduct our clinical trials or a regulatory authority decision that the clinical trial should not proceed;
●	failures or delays in obtaining or failure to obtain required IRB or Ethics Committee and IBC approval at each clinical trial site;

●	requirements of regulatory authorities, IRBs, ECs, or IBCs to modify a study in such a way that it makes the study impracticable to conduct;
●	regulatory authority requirements to perform additional or unanticipated clinical trials or testing;
●	changes in standards of care which may necessitate the modification of our clinical trials or the conduct of new trials;
●	regulatory authority refusal to accept data from foreign clinical study sites;
●	disagreements with regulatory authorities regarding our study design, including endpoints, our chosen indication, our chosen bases for comparison as it relates to measurements of clinical efficacy, our interpretation and statistical analyses of data collected from preclinical studies and clinical trials;
●	recommendations from Data and Safety Monitoring Boards (“DSMBs”) to discontinue, pause, or modify the trial;
●	imposition of a clinical hold by regulatory agencies after an inspection of our clinical trial operations or trial sites;
●	suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
●	failure by CROs, other third parties or us to adhere to clinical trial requirements or otherwise properly manage the clinical trial process, including meeting applicable timelines, properly documenting case files, including the retention of proper case files, and properly monitoring and auditing clinical sites;
●	failure of sites or clinical investigators to perform in accordance with Good Clinical Practice or applicable regulatory guidelines in other countries;
●	failure of patients to abide by clinical trial requirements;
●	delays or deviations in the testing, validation, manufacturing, and delivery of our product candidates to the clinical sites;
●	delays in having patients complete participation in a study or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a study;
●	the number of patients required for clinical trials of our product candidates being larger than we anticipate;
●	clinical trials producing negative or inconclusive results, or our studies failing to reach the necessary level of statistical significance, requiring that we conduct additional clinical trials or abandon development programs;
●	interruptions in manufacturing clinical supply of our product candidates or issues with product candidates failing to meet the necessary quality requirements;
●	unanticipated clinical trial costs or insufficient funding, including paying substantial application user fees;
●	emergence of new information about or impacting our product candidates or the field of gene therapy;
●	determinations that there are issues with our third-party manufacturers or their facilities or processes; or

●	changes in regulatory requirements and guidance, including due to changes in policies or changes based on new or additional data or information, as well as new, revised, postponed, or frozen regulatory requirements, that require amending or submitting new clinical protocols, undertaking additional new tests or analyses, or submitting new types or amounts of clinical data.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. With such trials, regulatory review and approval take many years. Our clinical trials may never yield results that demonstrate that our product candidates are effective or safe in humans and regulatory authorities may interpret our clinical trial results differently than we do. If the results of our clinical trials are inconclusive, or fail to meet the criteria required for regulatory approval, including the necessary level of statistical significance, or if there are safety concerns, concerns around efficacy or durability of response or other adverse events associated with our product candidates, we may:

●	be unable to obtain marketing approval for our product candidates under an accelerated pathway;
●	otherwise be delayed in or altogether prevented from obtaining marketing approval for our product candidates;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions, safety warnings, labeling statements or contraindications;
●	be subject to changes in the way our products are administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be subject to legal action or other challenges; or
●	experience reputational damage.

Because of the nature of the gene therapies we are developing, regulators may also require us to demonstrate long-term gene expression, clinical efficacy, and safety, which may require additional or longer clinical trials that we may not have sufficient resources to conduct or for which we may not be able to meet the regulatory authorities’ standards.

Our ability to recruit and enroll patients for our clinical trials is heavily reliant on third parties. Clinical trial sites may not have the adequate infrastructure established to handle the administration of our gene therapy products, related surgeries or other means of product administration, or may have difficulty finding eligible patients to enroll into our clinical trials, which may delay or impede our planned trials and development timelines. In addition, neither we nor any of our collaborators may be able to identify and enroll sufficient eligible patients to participate in these trials as required by the FDA, the EMA, the MHRA or other regulatory authorities. This may result in our failure to initiate or continue clinical trials for our product candidates or may cause us to abandon one or more clinical trials altogether. Because several of our programs are focused on the treatment of patients with rare or orphan or ultra-orphan diseases, our ability to enroll eligible patients in these trials may be limited or slower than we anticipate considering the small patient populations involved and the age range required for trial eligibility for certain indications. In addition, our potential competitors, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, may seek to develop competing therapies, which would further limit the small patient pool available for our studies. Patients may also be reluctant to enroll in clinical trials for gene therapy candidates where other therapeutic alternatives are available due to uncertainty regarding the safety or effectiveness of gene therapies and the possibility that treatment with one gene therapy could preclude future gene therapy treatments due to the formation of antibodies following and in response to the treatment, or other unknown factors associated with novel therapeutics.

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

Our product candidates may fail to show the required level of safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. For example, interim, preliminary or topline results from our ongoing clinical trials, including from the Phase I/II clinical trials of AMT-130, our clinical product candidate targeting Huntington’s disease, may not be predictive of the results of future analyses or later-stage trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, should there be an issue with the design of any of our clinical trials, our results may be impacted. We may not discover such a flaw until the clinical trial is at an advanced stage. Changes to product candidates or how the results from our clinical trials are analyzed and any external control to which the results are compared to, whether as a result of regulatory feedback or changes in clinical trial procedures and protocols, may also impact the results of subsequent analyses or studies.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results during our clinical trials, if the results are not reproducible or if our products show diminishing activity over time, our product candidates may not receive approval from the FDA, European Commission, the MHRA or comparable regulatory authorities, or may have conditional approvals revoked. Data obtained from preclinical and clinical activities may be subject to varying interpretations and analyses, which may delay, limit, or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections due to shifting political priorities, resulting changes in regulatory agencies or other changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in later-stage clinical trials with larger patient populations could have a material adverse effect on our business, financial condition, and results of operations.

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

For example, in September 2025, we announced topline data from the pivotal Phase I/II study of AMT-130. As part of the September 2025 update, we announced, among other things, a statistically significant slowing of disease progression for patients receiving high-dose AMT-130 at 36 months as measured by cUHDRS as well as a statistically significant slowing of disease progression for patients receiving high-dose AMT-130 at 36 months as measured by TFC, in each case, compared to a propensity score-matched external control. Topline or interim data from our clinical trials, including the AMT-130 trials, and our analyses of that data are subject to the risk that one or more of our conclusions may materially change as more patient data become available, and as regulatory interactions focused on statistical analysis of the clinical data progress, among other factors. Significant differences between topline or interim data and subsequent data that become available could change the nature of our conclusions with respect to the safety and efficacy of our product candidates, which could adversely impact our business. Regulatory authorities may also interpret data differently than we do. In particular, in December 2025 we announced that the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 are currently unlikely to provide the primary evidence to support a BLA submission. In March 2026, following receipt of the final meeting minutes from the Type A meeting held in January 2026, we announced that the FDA stated that it cannot agree that data from the Phase I/II studies, compared to an external control, are sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study.

We have and may in the future disclose topline or interim results based on post-hoc analyses, the pooling of data from multiple studies, or using statistical assessments or comparisons, including comparisons to historical controls, which regulatory authorities may not agree with. In addition, the FDA, EMA or MHRA may find that calculations of statistical significance using nominal p-values or any other statistical calculations are not sufficiently reliable or subject to certain statistical limitations and, as a result, determine that our results are insufficient evidence of clinical efficacy.

Accordingly, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, analyses or may interpret or weigh the importance of data differently, which could negatively impact the value of the particular program, its prospects for approval and our business. Notwithstanding our receipt of Breakthrough Therapy designation for the AMT-130 program, we may fail to continue to demonstrate clinical efficacy or durability of response data to warrant further development or approval, including accelerated approval by the FDA, European Commission, MHRA or any other regulatory authority.

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

Data analyses conducted either on a post-hoc basis or with a pre-specified statistical analysis plan using external, historical controls may not be accepted as a basis for regulatory approval.

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

In addition, analyses of our clinical trial data may, and do, rely on external historical controls, rather than blinded, placebo-controlled comparator populations, which may not be accepted as a basis for regulatory approval. For example, the topline data from the pivotal Phase I/II study of AMT-130 announced in September 2025 was based on clinical outcomes from dosed patients compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set. However, in December 2025 we announced that the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 are currently unlikely to provide the primary evidence to support a BLA submission. In March 2026, following receipt of the final meeting minutes from the Type A meeting held in January 2026, we announced that the FDA stated that it cannot agree that data from the Phase I/II studies, compared to an external control, are sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study.

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

We seek to use our gene therapy technology platform to expand our product pipeline and to progress our product candidates through preclinical and clinical development ourselves or together with collaborators. To date, we have only been successful in obtaining regulatory approval for one product, HEMGENIX, our gene therapy for the treatment of hemophilia B, which was approved for commercialization by the FDA and the European Commission in November 2022 and February 2023, respectively. AMT-130 is our investigational gene therapy candidate for the treatment of Huntington’s disease that utilizes our proprietary, gene-silencing miQURE® platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment, which is currently in ongoing Phase I/II studies in the U.S. and Europe. In addition to AMT-130, we are also developing other investigational gene therapies, including AMT-260 for the treatment of MTLE, AMT-191 for the treatment of Fabry disease, and AMT-162 for the treatment of SOD1-ALS. Although we currently have a pipeline of programs at various stages of development, including an approved product for which commercialization has been exclusively out-licensed to CSL Behring, we may not be successful in identifying or developing additional products that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential new product candidates that we identify may not be suitable for or may fail in clinical development.

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

Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval. A small number of patients experienced serious adverse events during our clinical trials of AMT-060 (HEMGENIX), etranacogene dezaparvovec (AMT-061), AMT-130, AMT-191, and AMT-162. However, adverse events in our clinical trials or those conducted by third parties (even if not ultimately attributable to our product candidates), and the resulting publicity, could result in delay, a hold or termination of our clinical trials, increased governmental regulation, unfavorable public perception, failure of the medical community to accept and prescribe gene therapy treatments, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any of these events should occur, it may have a material adverse effect on our business, financial condition, and results of operations.

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

We face worldwide competition from larger pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies that are developing and commercializing pharmaceutical products. Our key competitors focused on developing therapies in various indications, include among others, Novartis, Roche, Wave Life Sciences, Alnylam Pharmaceuticals, Regeneron Pharmaceuticals, Skyhawk Therapeutics and Sarepta Therapeutics (for Huntington’s disease), Neurona Therapeutics, EpilepsyGTx and Xenon Pharmaceuticals (for TLE), Biogen, Ionis Pharmaceuticals, Neurimmune, Regeneron Pharmaceuticals, Alnylam Pharmaceuticals, Coya Therapeutics, Amylyx Pharmaceuticals, NeuroSense Therapeutics, AL-S Pharma and Voyager Therapeutics (for ALS) and Amicus Therapeutics, Sanofi, Takeda, Chiesi, Idorsia, Sangamo Therapeutics, 4D Molecular Therapeutics, Skyline Pharmaceuticals and CANbridge (for Fabry disease).

Our commercial opportunity and/or the receipt of royalties from the sale of any approved products (should we chose to commercialize our products with a commercial partner) could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. Our competitors also may obtain FDA, European Commission, MHRA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. A competitor approval may also prevent us from entering the market if the competitor receives any regulatory exclusivities that block our product candidates. Because we expect that gene therapy patients may generally require only a single administration, we believe that the first gene therapy product to enter the market for a particular indication will likely enjoy a significant commercial advantage and may also obtain market exclusivity under applicable orphan drug regimes.

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

It is possible that our product candidates would be deemed to be combination products, potentially necessitating compliance with the FDA’s investigational device regulations or European or UK investigational medicinal product regulations, separate marketing application submissions or other approvals for the medical device component, a demonstration that our product candidates are safe and effective when used in combination with the medical devices, cross-labeling with the medical device, and compliance with certain of the FDA’s, European or MHRA’s device regulations. If we are not able to comply with the FDA’s, European or MHRA’s device regulations, if we are not able to effectively partner with the applicable medical device manufacturers, if we or any partners are not able to obtain any required FDA, European or UK clearances or approvals of the applicable medical devices, or if we are not able to demonstrate that our product candidates are safe and efficacious when used with the applicable medical devices, we may be delayed in or may never obtain FDA, European Commission or MHRA approval for our product candidates, which would materially harm our business.

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

The development and commercialization of our product candidates, including their design, testing, manufacture, safety, efficacy, purity, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S., the European Commission/EMA, MHRA and other regulatory agencies of the member states of the EU, and similar regulatory authorities in other jurisdictions. Failure to obtain marketing approval for a product candidate in a specific jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and our ability to generate revenue would be materially impaired.

The process of obtaining marketing approval for our product candidates in the U.S., the EU, UK and other countries is expensive and may take many years, if approval is obtained at all. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, reductions in staffing or other personnel limitations within a regulatory agency, including staffing changes within the FDA’s Center for Biologics Evaluation and Research, changes in regulatory review for each submitted product application, changes in the regulatory philosophy or approach of regulatory authorities, or a federal government shutdown may cause delays in the approval or rejection of an application. Following the 2025 change in presidential administration in the U.S., we face substantial uncertainty regarding potential regulatory developments that may adversely affect our business, including those related to potential decreases in spending in the federal government, staffing reductions, or any other potential constraints on the FDA’s ability to engage in routine oversight and product review activities (including review activities for product candidates like AMT-130 that are subject to accelerated approval pathways) or the manner in which it exercises its regulatory authority. There are also significant changes being debated in the EU that may impact the development or approval of our product candidates. Further, while these changes will not apply in the UK, certain provisions may apply to certain products depending on what basis they are placed on the market. Ongoing consultations in the UK, and changes introduced following Brexit, could materially impact the future regulatory regime that applies to products and the approval of product candidates in the UK, and could lead to greater divergence from EU legislation. Regulatory authorities may also be delayed in completing their review of any marketing applications or device clearances submitted by us or our partners. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may decide that our data are insufficient for approval, may require additional preclinical, clinical, or other studies and may not complete their review in a timely manner. Further, any marketing approval we ultimately obtain may be for only limited indications or be subject to stringent labeling or other restrictions or post-approval commitments that render the approved product not commercially viable.

Disruptions or changes at the FDA, or other government agencies, as a result of funding cuts, personnel losses, leadership changes, regulatory changes or regulatory reform, government shutdowns and other developments could hinder the timing of or our ability to obtain further guidance from the FDA regarding our clinical development programs and secure approval of our product candidates in a timely manner, which could adversely affect our business.

The FDA and comparable regulatory agencies in foreign jurisdictions play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions. If these oversight and review activities are disrupted or changed, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, a U.S. Federal government shutdown or changes in leadership or personnel at the Department of Health and Human Services or the FDA, including as a result of a reduction in force, budget cuts, or personnel disagreements, could lead to disruptions and delays in FDA guidance and review and approval of our product candidates, including AMT-130.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. presidential administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the U.S. President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, or if the FDA applies a different approach to the approval process, our business may be adversely affected.

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

The FDA, EMA/European Commission, and the MHRA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates that are difficult to predict. The FDA, the EMA and MHRA have issued various guidance documents pertaining to gene therapy products, which are and will be applicable to our product candidates. The close regulatory scrutiny of gene therapy products may result in delays and increased costs and may ultimately lead to the failure to obtain approval for any gene therapy product. Experiences with existing gene therapies, including any emergent adverse effects, could also impact how the FDA, the EMA and MHRA view our products and product candidates, making it harder to obtain or maintain regulatory approvals.

Regulatory requirements affecting gene therapy have changed frequently and continue to evolve, and agencies at both the U.S. federal and state level, as well as congressional committees and foreign governments, have sometimes expressed interest in further regulating biotechnology. In the U.S., there have been a number of changes relating to gene therapy development. By example, the FDA issued a number of guidance documents, and continues to issue guidance documents, on human gene therapy development, one of which was specific to human gene therapy for hemophilia, one that was specific to neurodegenerative diseases, and another of which was specific to rare diseases. Under proposed EU legislation, there is also a suggested amendment in relation to advanced therapy medicinal products to the effect that hospital pharmacies could be afforded greater flexibility to prepare product for dispensing without the need for obtaining a marketing authorization.

The FDA, EMA, MHRA and other regulatory authorities will likely continue to revise and further update their approaches to gene therapies in the coming years. These regulatory agencies, committees and advisory groups and the new regulations and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenues to maintain our business.

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

For drugs and biologics that have received special designations, such as fast track , RMAT, and Breakthrough Therapy designation in the case of AMT-130, or granted access to the PRIME scheme, more frequent interaction and communication between the regulatory agency and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors of fast-track products, RMAT products, or breakthrough therapies may also be able to submit marketing applications on a rolling basis, meaning that the FDA may review portions of a marketing application before the sponsor submits the complete application to the FDA, if the sponsor pays the user fee upon submission of the first portion of the marketing application and the FDA approves a schedule for the submission of the remaining sections. For products that receive a priority review designation, the FDA’s marketing application review goal is shortened to six months, as opposed to ten months under standard review.

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

There is no guarantee that we would be able to obtain accelerated approval even if we obtain any or all of these designations for a given product candidate. These designations and accelerated approval pathways may not lead to a faster development or regulatory review or approval process and may not increase the likelihood that our product candidates will receive marketing approval. Even if we align with the FDA on elements of the accelerated approval pathway for AMT-130, we may not ultimately be successful in obtaining marketing approval for AMT-130; or if we obtain such approval, we may be unsuccessful in meeting post-marketing compliance requirements, or fail to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, which could result in the FDA withdrawing our product from the market. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. The FDA may be more conservative in granting accelerated approval or, if granted, more apt to withdraw approval if clinical benefit is not confirmed. There is no guarantee that regulatory interactions with the FDA or comparable foreign authorities will result in our ability to avail ourselves of any specialized approval pathways for our product candidates.

Our failure to obtain or maintain orphan product exclusivity for any of our product candidates for which we seek this status could limit our commercial opportunity, and if our competitors are able to obtain orphan product exclusivity before we do, we may not be able to obtain approval for our competing products for a significant period.

Regulatory authorities in some jurisdictions, including the U.S., the EU, and the UK, may designate drugs for relatively small patient populations as orphan drugs. While certain of our product candidates, including AMT-130, AMT-191 and AMT-162 have received Orphan Drug designation, there is no guarantee that we will be able to receive such designations in the future or that these designations will be maintained at the time of marketing authorization. The FDA may grant orphan designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the U.S. for the orphan indication for a period of at least seven years unless we can demonstrate clinical superiority. There would be a similar impact in the EU and the UK.

Moreover, while Orphan Drug designation neither shortens the development or regulatory review time, nor gives the product candidate advantages in the regulatory review or approval process, generally, if a product with an Orphan Drug designation subsequently receives the first marketing approval for the relevant indication, the product is entitled to a period of market exclusivity, which precludes the FDA or the European and UK regulatory authorities from approving another marketing application for the same drug for the same indication for that period. The FDA and the European and UK regulatory authorities, however, may subsequently approve a similar drug (or same drug, in the case of the U.S.), for the same indication during the first product’s market exclusivity period if the FDA, EMA or MHRA concludes that the later drug is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. Orphan exclusivity in the U.S., EU and UK also does not prevent the FDA or European or UK regulatory authorities from approving another product that is considered to be the same as our product candidates for a different indication or a different product for the same orphan indication. If another product that is the same as ours is approved for a different indication, it is possible that third-party payers will reimburse for products off-label even if not indicated for the orphan condition.

Orphan drug exclusivity may be lost for a number of reasons, including, but not limited to if the FDA, the EMA or the MHRA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The inability to obtain or failure to maintain adequate product exclusivity for our product candidates could have a material adverse effect on our business prospects, results of operations and financial condition.

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

The FDA grants product sponsors certain periods of regulatory exclusivity, during which the agency may not approve, and in certain instances, may not accept, certain marketing applications for competing drugs. For example, in the U.S., biologic product sponsors may be eligible for twelve years of exclusivity from the date of approval, seven years of exclusivity for drugs that are designated to be orphan drugs, and/or a six-month period of exclusivity added to any existing exclusivity period for the submission of FDA requested pediatric data. While we intend to apply for all periods of market exclusivity that we may be eligible for, there is no guarantee that we will be granted any such periods of market exclusivity. By example, regulatory authorities may determine that our product candidates are not eligible for periods of regulatory exclusivity for various reasons, including a determination by the FDA that a BLA approval does not constitute a first licensure of the product. Additionally, under certain circumstances, the FDA, European Commission, or MHRA may revoke the period of market exclusivity. Thus, there is no guarantee that we will be able to maintain a period of market exclusivity, even if granted. In the case of orphan designation, other benefits, such as tax credits and exemption from user fees may be available. If we are not able to obtain or maintain Orphan Drug designation or any period of market exclusivity to which we may be entitled, we could be materially harmed, as we will potentially be subject to greater market competition and may lose the benefits associated with programs. It is also possible that periods of exclusivity will not adequately protect our product candidates from competition. For instance, even if we receive twelve years of exclusivity from the FDA, other applicants will still be able to submit and receive approvals for versions of our product candidates through a full BLA. It is also possible that periods of regulatory exclusivity may change. By example, the EU has proposed exclusivity changes, in the form of draft legislation, that would effectively shorten the periods of EU orphan market exclusivity and data exclusivity.

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

We anticipate that the cost of treatment using our product candidates, if approved, will be significant. We expect that most patients and their families will not be capable of paying for our products themselves. There will be no commercially viable market for our product candidates without reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Even if there is a commercially viable market, if the level of third-party reimbursement is below our expectations, most patients may not be able to access treatment with our products and our potential revenues and gross margins will be adversely affected, and our business will be harmed.

Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide for which medications they will pay and, subsequently, establish reimbursement levels. Reimbursement systems vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications and procedures and negotiating or requiring payment of manufacturer rebates. Increasingly, third-party payers require drug companies to provide them with predetermined discounts from list prices, are exerting influence on decisions regarding the use of particular treatments and are limiting covered indications.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services may develop new payment and delivery models, such as bundled payment models in the future. Currently, if a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (“OBRA”), the Veterans Health Care Act of 1992, Deficit Reduction Act of 2005, and the Patient Protection and Affordable Care Act, each as amended. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient assistance programs. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain high-Medicare spend drugs to engage in price negotiations with Medicare (with the maximum fair prices for the first year of the negotiation program being initially applicable in 2026), with prices that can be negotiated subject to a cap; imposes rebates for certain drugs under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program and implements a cap on enrollee out-of-pocket spending on Part D drugs (beginning in 2025). We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit coverage and/or the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could seriously harm our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. Furthermore, there has been increased interest by third-party payers and governmental authorities in reference pricing systems and publication of discounts and list prices. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing and could seriously harm our business.

In the EU and UK, similar political, economic, and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU and UK, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states and in the UK have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. In the UK there is also a budget cap on branded health service medicines, and a new voluntary pricing scheme has been introduced that increases the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap. Similar provisions have been introduced into the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, and will lead to higher rebates than previously. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the U.S., EU, and UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the U.S., the EU, the UK or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained, and we may not achieve or sustain profitability.

The pricing review period and pricing negotiations for new medicines take considerable time and have uncertain results. Pricing review and negotiation usually begin only after the receipt of regulatory marketing approval, and some authorities require approval of the sale price of a product before it can be marketed. In some markets, particularly the countries of the EU and the UK, prescription pharmaceutical pricing remains subject to continuing direct governmental control and to drug reimbursement programs even after initial approval is granted and price reductions may be imposed. Prices of medical products may also be subject to varying price control mechanisms or limitations as part of national health systems if products are considered not cost-effective or where a drug company’s profits are deemed excessive. In addition, pricing and reimbursement decisions in certain countries can lead to mandatory price reductions or additional reimbursement restrictions in other countries. Because of these restrictions, any product candidates for which we may obtain marketing approval may be subject to price regulations that delay or prohibit our or our partners’ commercial launch of the product in a particular jurisdiction. In addition, we or any collaborator may elect to reduce the price of our products to increase the likelihood of obtaining reimbursement approvals. If countries impose prices which are not sufficient to allow us or any collaborator to generate a profit, we or any collaborator may refuse to launch the product in such countries or withdraw the product from the market. If pricing is set at unsatisfactory levels, or if the price decreases, our business could be harmed, possibly materially. If we fail to obtain and sustain an adequate level of coverage and reimbursement for our products by third-party payers, our ability to market and sell our products could be adversely affected and our business could be harmed.

Due to the generally limited addressable market for our target indications and the potential for our therapies to offer therapeutic benefit in a single administration, we face uncertainty related to pricing and reimbursement of our product candidates.

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

Following any regulatory approval, the FDA, the European Commission/EMA, and the MHRA, as well as other government agencies, such as the MHRA in the UK, may impose certain post-approval requirements related to a product. Specifically, any approved products will be subject to continuing and comprehensive regulation concerning the product’s design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution. Under some of the accelerated approval schemes, the approval will also be linked to a requirement to complete certain post-authorization commitments, which, given the nature of our product, may include conducting additional studies and long-term follow-up of patients. Regulatory authorities may also require post-marketing testing, known as Phase 4 testing, a risk evaluation and mitigation strategy, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Failure to comply with any of these requirements could result in regulatory, administrative, or other enforcement action, which would be detrimental to our business.

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

Moreover, if a company obtains FDA approval for a product via the accelerated approval pathway, the company would be required to conduct a post-marketing confirmatory trial to verify and describe the clinical benefit in support of full approval. The FDA can, and frequently does, require that this confirmatory trial be commenced prior to the FDA granting a product accelerated approval. If the FDA requires that a confirmatory study be underway prior to BLA approval, this could delay any planned BLA submissions and FDA marketing approvals.  In addition, any such post-marketing requirements or commitments may not be feasible and/or could impose burdens and costs on us, which could negatively impact the development of our products and our business. Moreover, an unsuccessful post-marketing study or failure to complete such a study could result in the expedited withdrawal of the FDA’s marketing approval for a product using a statutorily defined streamlined process.

Changes to some of the conditions established in an approved application, including changes in labeling, indications, manufacturing processes or facilities, may require a submission to and approval by the FDA, the EMA, or MHRA, as applicable, before the change can be implemented. A New Drug Application (“NDA”)/BLA or variation application for a new indication typically requires clinical data similar to that in the original application. The applicable regulatory authorities would review such supplement using similar procedures and actions as in reviewing NDAs/BLAs and MAAs.

Adverse event reporting, product complaint reporting, and submission of periodic reports are required following marketing approval. Regulatory authorities may withdraw product approvals or request product recalls, as well as impose other enforcement actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

In addition, the manufacture, testing, packaging, labeling, and distribution of products after approval will need to continue to conform to cGMPs. Drug and biological product manufacturers, including us, and certain of their subcontractors are subject to periodic unannounced inspections by the FDA, the EMA, MHRA or other European regulatory authorities for compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products. If we or any of our contractors are unable to comply with the requirements that are applicable to drug manufacturers, we or they may be subject to regulatory enforcement, or may need to conduct a recall or take other corrective actions, which could result in material harm to us or our products. Similar provisions in relation to falsified medicinal products have been introduced in the EU.

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

Risks Related to Commercialization

If we are unable to successfully commercialize our product candidates or experience significant delays in doing so, including as a result of a BLA or other key regulatory filings being delayed or rejected, our business could be materially harmed.

Our ability to generate revenues from our product candidates will depend on the successful development and eventual commercialization of our product candidates, whether we choose to pursue further development or commercialization of our product candidates alone or with a partner. If we are successful in obtaining marketing approval from applicable regulatory authorities for AMT-130 or any of our other product candidates, our ability to generate revenues from our product candidates will depend on our success in:

●	actual receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	launch of commercial sales of our products, if approved, whether alone or in collaboration with others;
●	maintaining regulatory approvals, including manufacturing approvals for our third-party manufacturing sites;
●	complying with any applicable post-approval commitments and requirements, and maintaining a continued acceptable overall safety profile;
●	identifying and engaging effective distributors or resellers on acceptable terms in jurisdictions where we plan to utilize third parties for the marketing and sales of our product candidates;

●	acceptance of our products, if approved, by patients, the medical community, and third-party payers;
●	effectively competing with existing therapies, including other gene therapies, based on safety and efficacy profiles;
●	the strength of our marketing and distribution;
●	acceptance of the patient community to genetic testing to confirm the presence of a disease for treatment by gene therapy;
●	the achievement optimal pricing based on durability of expression, safety, and efficacy;
●	the ultimate content of the regulatory authority approved label, including the approved clinical indications, and any limitations or warnings;
●	any distribution or use restrictions imposed by regulatory authorities;
●	the interaction of our products with any other medicines that patients may be taking or the restriction on the use of our products with other medicines;
●	the standard of care at the time of product approval;
●	the relative convenience and ease of administration of our products;
●	obtaining healthcare coverage and adequate reimbursement of our products;
●	any price concessions, rebates, or discounts we may need to provide;
●	obtaining adequate reimbursement for the total patient population and each subgroup to sustain a viable commercial business model in U.S., EU and UK markets; and,
●	obtaining and maintaining patent and trade secret protection and non-patent, exclusivities for our product candidates.

Even if our product candidates are approved, they may be subject to limitations that make commercialization difficult, and we may experience these difficulties regardless of whether we choose to commercialize our product candidates alone or with a partner. There may be limitations on the indicated uses and populations for which the products may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products. Failure to achieve or implement any of the above elements could result in significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business.

Any approved gene therapy we seek to commercialize may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.

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

Prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of patient’s underlying genetic information, including of children of the patient. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for any products for which we obtain marketing approval.

If we obtain approval to commercialize any of our product candidates outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the U.S., including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements which may make it more difficult or expensive to export or import products and supplies to or from the U.S.;
●	economic weakness, including inflation, fluctuations in interest rates, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and,

●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, and fires.

Risks Related to Manufacturing and Our Dependence on Third Parties

The sale of our former manufacturing facility and operations in Lexington, Massachusetts may not yield the benefits that we expect and may result in additional risks to our business, including those related to Genezen’s ability to manufacture HEMGENIX in accordance with regulatory requirements and to meet CSL Behring’s supply requirements for commercial product.

In connection with the July 2024 closing of the Lexington Transaction, we and Genezen entered into certain additional agreements, including a commercial supply agreement pursuant to which Genezen will manufacture and supply our requirements of HEMGENIX pursuant to our manufacturing and supply obligations to CSL Behring, and development and other manufacturing services agreement pursuant to which Genezen will manufacture, supply and provide certain development services to support the requirements of our investigational gene therapy programs and for other discretionary services related to the manufacture of HEMGENIX, along with other customary agreements. As a component of our broader efforts to focus our business and reduce operating expenses, the Lexington Transaction is expected to reduce our cash burn as a result of a reduction in facility and personnel-related costs, among others.

The Lexington Transaction may not ultimately reduce our operating expenses as we expect. In addition, we may be exposed to additional costs and risks related to or as a result of the Lexington Transaction, including, without limitation additional expenses associated with outsourcing certain manufacturing and development services, as well as our contractual obligations and minimum financial commitments to Genezen under the Commercial Supply Agreement (“CSA”) and the Development and Other Manufacturing Services Agreement (“DMSA”), each with Genezen, supply-related risks related Genezen’s ability and capacity to satisfy our continued obligations to CSL Behring and the supply requirements of our other product candidates, including the Chemistry, Manufacturing, and Controls (“CMC”) and supply-related requirements for our BLA submission for AMT-130, contractual default under our agreements with Genezen or with CSL Behring, and other third-party risks relative to our partnership with Genezen. The occurrence of any of the foregoing or any other risks as a result of or related to the Lexington Transaction could considerably harm our business and impact our financial condition and results of operations.

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

Prior to the Lexington Transaction, we manufactured HEMGENIX at a manufacturing facility in Lexington, Massachusetts (the “Lexington Facility”), which is optimized to meet HEMGENIX product specifications and the commercial manufacturing and supply obligations under our collaboration with CSL Behring. Following the Lexington Transaction, Genezen is responsible for the manufacturing and supply of HEMGENIX at the Lexington Facility, though we remain contractually obligated to CSL Behring consistent with the terms of our development and commercial supply agreement with CSL Behring. While we have priority and preferential status with Genezen, Genezen may not have sufficient capacity to support our other development programs or those of its other customers, which may negatively impact our business and ability to advance development goals unrelated to HEMGENIX and our obligations to CSL Behring. The manufacturing of HEMGENIX pursuant to our obligations under the CSL Behring Agreement is expensive and requires the dedication of significant resources, notwithstanding the Lexington Transaction and our subcontracting to Genezen. In September 2022, CSL Behring notified us of its intent to transfer manufacturing technology related to HEMGENIX to a third-party contract manufacturer designated by CSL Behring. Until CSL Behring completes the transfer of manufacturing technology to this new manufacturer, and until such manufacturer is able to demonstrate that it is capable of supporting the commercial requirements of HEMGENIX sufficient for regulatory approval, we will continue to incur significant costs associated with the manufacturing and supply of HEMGENIX through our contractual relationship with Genezen. Should Genezen encounter a manufacturing issue or if Genezen is unable to provide a sufficient supply of HEMGENIX consistent with agreed-upon forecasting mechanisms, we may be unable to fulfil our contractual commitments to CSL Behring and may, thus, face contractual liabilities.

Following the Lexington Transaction, Genezen may experience challenges in adapting the Lexington Facility to meet the manufacturing and supply needs for products other than HEMGENIX as a result of capacity and resource constraints, or its inability to adapt to new manufacturing processes, among other challenges. Any problems or limitations with respect to our manufacturing processes or facilities, including the existing commercial supply and manufacturing obligations to CSL Behring, could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs or sources of capital, result in delays in our clinical development or marketing schedules and materially harm our business.

The manufacturing of our products and product candidates is subject to significant government regulations and approvals. We currently rely and expect to continue to rely on third parties to manufacture our product candidates, and these third parties may not perform satisfactorily or may fail to comply with these regulations or maintain these approvals.

The manufacturing of our products and product candidates is subject to significant government regulation. We currently rely, and expect to continue to rely, on third parties for the production of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. Following the Lexington Transaction, we rely on Genezen for the production of HEMGENIX and will have preferential access to the Lexington Facility for the production of materials related to AMT-130 and AMT-191 programs under separately negotiated development and supply arrangements. The facilities used by Genezen and our other contract manufacturers are subject to FDA inspections and by other authorities, including after we submit a BLA. We are completely dependent on Genezen and our other contract manufacturers to execute on our manufacturing processes for HEMGENIX and other product candidates and for compliance with cGMP requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory bodies, we will not be able to obtain and/or maintain regulatory approval for our products manufactured by third parties. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative third-party manufacturers, which may not be available and which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

With the exception of AMT-260 and AMT-162 and prior to the Lexington Transaction, we produced our gene therapies at the Lexington Facility using our proprietary manufacturing processes. The Lexington Facility and any other manufacturing facility is and will continue to be subject to ongoing regulation and periodic inspection by the FDA, EU member state, and other regulatory bodies to ensure compliance with cGMP and other requirements. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical study, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our products.

Failure to comply with applicable regulations could also result in the FDA, EU member state, MHRA or other applicable authorities taking various actions, including:

●	making inspectional findings and taking enforcement actions or levying fines and other civil penalties;
●	imposing consent decrees or injunctions;
●	requiring us to suspend or put on hold one or more of our clinical trials, or conduct new or additional trials;
●	suspending or withdrawing regulatory approvals;
●	delaying or refusing to approve pending applications or supplements to approved applications;
●	requiring us to suspend manufacturing activities or product sales, imports or exports;
●	requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products;
●	mandating or recommending product recalls or seizing products;
●	imposing operating restrictions; or
●	seeking criminal prosecutions, among other outcomes.

Poor control of production processes can also lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing and that could have an adverse effect on clinical studies, or patient safety or efficacy. Moreover, if the Lexington Facility or the manufacturing facilities of any other third-party manufacturer we may engage is not able to meet regulatory requirements, we or they may need to implement costly and time-consuming remedial actions. Any of the foregoing could materially harm our business, financial condition, and results of operations.

Moreover, if we, Genezen or our other third-party manufacturers are not able to manufacture a sufficient amount of our product candidates for clinical studies or eventual commercialization, or if Genezen is unable to satisfy our manufacturing and supply obligations to CSL Behring, our development programs and commercial prospects will be harmed. If Genezen cannot produce an adequate amount of our drug substance and product in compliance with the applicable regulatory requirements, we may need to contract with another third party to do so, and there is no guarantee that such third-party manufacturers will be available to us and able to manufacture on favorable terms or at all. The addition of a new manufacturer may also require FDA, EMA, EU member state, MHRA and other regulatory authority approvals, which we may not be able to obtain.

Our use of viruses, chemicals and other potentially hazardous materials requires us and our contract manufacturers to comply with regulatory requirements and exposes us to significant potential liabilities.

Our development and manufacturing processes and those of our third-party contract manufacturers involve the use of viruses, chemicals, other potentially hazardous materials and produce waste products. Accordingly, we and our third-party manufacturers are subject to national, federal, state, and local laws and regulations in the U.S., the UK, and the EU governing the use, manufacture, distribution, storage, handling, treatment, and disposal of these materials. In addition to ensuring the safe handling of these materials, these laws and regulations impose increased safeguards and security measures for many of these agents, including controlling access and screening of entities and personnel who have access to them, and establishing a comprehensive national database of registered entities. In the event of an accident or failure to comply with environmental, occupational health and safety and export control laws and regulations, we or our third-party contract manufacturers could be held liable for damages that result, and any such liability could exceed our assets and resources, and could result in material harm to our business, financial condition, and results of operations.

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

While we have agreements governing the activities of such third parties, we have limited influence and control over their actual performance and activities. For instance, our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial and well as the approval from the relevant regulatory authority. We must also ensure that our preclinical trials are conducted in accordance with Good Laboratory Practices, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. If we or any of our third-party service providers fail to comply with applicable cGCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies. In addition, we will be required to report on certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under GMP conditions. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on government-sponsored databases, including ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

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

We rely, in part, upon a combination of different forms of intellectual property, including in-licensed and fully or co-owned patents and patent applications to protect our intellectual property. Our success depends in large part on our ability to obtain and maintain this protection in the U.S., the EU, the UK and other countries or regions, in part by filing patent applications related to our novel technologies and product candidates. Our patents may not provide us with any meaningful commercial protection, may not prevent competitors from competing with us or otherwise provide us with any competitive advantage. At least some of the patents we own are or may become subject to patent opposition or similar proceedings. Additionally, the patent prosecution process is expensive, time-consuming, and uncertain, and in certain instances we have chosen, and in the future, we may choose, not to file and prosecute all desirable patent applications. For example, our defense of certain patent cases in the Netherlands, the EU and the U.S. pertaining to licensed rights of etranacogene dezaparvovec was assumed by CSL Behring in October 2023. These oppositions and future patent oppositions may result in loss of scope of some claims or the entire patent and, with respect to our rights under the CSL Behring Agreement, could affect CSL Behring’s successful commercialization of HEMGENIX and, in turn, could negatively impact our financial position. Additionally, our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the U.S. For example, EU patent law with respect to the patentability of methods of treatment of the human body is more limited than U.S. law. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after their priority date, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions or that we were the first to file for patent protection of the inventions claimed in our owned or licensed patents or pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the EU, the U.S. or other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Our inability to obtain and maintain appropriate patent protection for any one of our products could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Financial Position and Need for Additional Capital

We had net losses in the years ended December 31, 2025 and 2024, have incurred significant losses in previous years and expect to incur losses in the future, and may never achieve or maintain profitability.

We had a net loss of $199.0 million for the year ended December 31, 2025, and a net loss of $239.6 million in the year ended December 31, 2024. Other than a gain in the year ended December 31, 2021, which was primarily attributable to one-time license revenue from CSL Behring, we have incurred significant losses throughout our operating history. As of December 31, 2025, we had an accumulated deficit of $1,328.9 million. We have financed our operations to date primarily through the sale of equity securities and convertible debt, venture loans, upfront payments from our collaboration partners and, to a lesser extent, subsidies and grants from governmental agencies and fees for services. We expect to finance our operations in 2026 primarily from our existing cash resources. We have devoted substantially all our financial resources and efforts to date to research and development of our products and product candidates, including the conduct of preclinical studies and clinical trials and related manufacturing requirements. Even if we succeed in receiving marketing approval for and commercialize AMT-130 or other of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional potential products for the foreseeable future, and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses for the foreseeable future as we:

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

We may need to raise additional funding in order to advance the development of our product candidates (including AMT-130) and support the potential commercialization of AMT-130, which may not be available on acceptable terms, or at all. Failure to obtain capital, if and when needed, may force us to delay, limit or terminate our product development efforts or other operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant expenses in connection with our ongoing activities. We may need to obtain additional funding to support the development of our product pipeline (including AMT-130), the potential commercialization of AMT-130, and continuing operations. Based on our current operating plan, potential changes to our current research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents and investment securities will be sufficient to fund our operations into the second half of 2029. We have based our current estimates of our financing requirements on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

We have historically pursued various strategic initiatives, transactions and business arrangements, including the July 2024 Lexington Transaction and the July 2021 acquisition of uniQure France (the “uniQure France Acquisition”) and its lead program (AMT-260). We may, from time to time, enter into strategic transactions consistent with our business development and financial objectives. Implementing these and other strategic initiatives has included and may in the future include divestitures, acquisitions, asset purchases, partnerships, collaborations, joint ventures and other investments. Certain of these transactions and arrangements have been and may in the future be material to us both from a strategic and financial perspective. These initiatives, whether successful or not, have been, and may continue to be, complex, time-consuming and expensive, may divert management’s attention, and could expose us to operational challenges and potential inefficiencies. We may miscalculate the risks associated with our strategic initiatives at the time they are made or may not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the research and development-related risks, manufacturing and compliance issues, or the outcome of ongoing legal and other proceedings. There can be no assurance that we will be able to achieve all of our intended goals with respect to such strategies within the anticipated timeframes, if at all, or fully realize the expected benefits of any such transactions or arrangements.

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

We have a loan facility with Hercules in the maximum aggregate amount of $175.0 million. As of December 31, 2025, we had $50.0 million of outstanding principal of borrowings under the 2025 Amended Facility. The principal balance and all accrued but unpaid interest on advances under the 2025 Amended Facility is due on October 1, 2030. We may not be able to finance our operations from our existing cash, cash equivalents, and cash resources consistent with our expectations if we are not able to refinance the 2025 Amended Facility prior to the October 2030 maturity date. We could in the future incur additional debt obligations beyond our borrowings from Hercules. Our existing loan obligations with Hercules, together with other similar obligations that we may incur in the future, could have significant adverse consequences, including:

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

Healthcare providers, physicians, other practitioners, and third-party payers will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable anti-bribery laws, including the Foreign Corrupt Practices Act, as well as fraud and abuse and other U.S. and international healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would be able to market, sell and distribute any products for which we obtain marketing approval.

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

We are subject to laws governing data protection and artificial intelligence (“AI”) in the different jurisdictions in which we operate. The implementation of compliance programs relative to such data protection and AI regulatory regimes is complex, and should we fail to fully comply, we may be subject to penalties that may have an adverse effect on our business, financial condition, and results of operations.

Many national, international, and state laws govern the privacy and security of health information and other personal and private information, and use of AI models and AI systems. They often differ from each other in significant ways. For instance, the EU has adopted a comprehensive data protection law called the EU General Data Protection Regulation that took effect in May 2018. The UK has, following its exit from the EU, substantially adopted the EU General Data Protection Regulation into its domestic law through the UK General Data Protection Regulation (collectively with the EU General Data Protection Regulation, and related EU, Swiss, and UK data protection and e-Privacy laws, the “GDPR”). The GDPR, together with the national legislation of Switzerland, the UK (including the Data Protection Act 2018) and EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, analyze and transfer personal information, including health data from clinical trials and adverse event reporting.

GDPR obligations applicable to us may include, in many circumstances, obtaining the (opt-in) consent of the individuals to whom the personal data relates; providing GDPR-prescribed data processing notices to individuals; complying with restrictions regarding the transfer of personal data out of the European Economic Area, Switzerland and the UK (including to the US); implementing and maintaining data protection policies and procedures; restrictions regarding the use of certain innovative technologies; providing data security breach notifications to supervisory authorities and affected individuals under tight timescales; and implementing security and confidentiality measures. Supervisory authorities in the different European states may interpret the GDPR and national laws differently and impose additional requirements. Guidance on implementation and compliance practices are often updated or otherwise revised. All of this adds to the complexity of processing personal information and remaining compliant with the GDPR.

The GDPR allows European supervisory authorities to impose fines for non-compliance of up to the greater of EUR 20.0 million and 4% of annual worldwide gross revenue of the corporate group in question. Supervisory authorities in the European Economic Area and UK may potentially levy such fines directly upon the non-compliant entity and/or upon the parent company of the non-compliant entity. Supervisory authorities also possess other wide-ranging powers, including conducting unannounced inspections of our facilities and system (so-called “dawn raids”), and issuing “stop processing” orders to us. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap in the GDPR on the amount of compensation or the damages which individuals may recover.

The EU AI Act, the world’s first comprehensive AI-focused legislation, came into effect (in part) in 2025. With respect to companies subject to the AI Act, the Act imposes prohibitions and materials restrictions with respect to the development, offering, and use of “general-purpose AI models” and “AI systems”. Like under the GDPR, supervisory authorities in the European Economic Area may levy substantial penalties with respect to non-compliance with the EU AI Act directly upon the non-compliant entity and/or upon the parent company of the non-compliant entity.

Overall, the significant costs of GDPR and EU AI Act compliance, risk of regulatory enforcement actions and/or private litigation under, and other burdens imposed by the GDPR and the EU AI Act as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data  and AI could have an adverse impact on our business, financial condition, and results of operations. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and AI-related laws in Europe which may subject us to additional similar risks and impacts.

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

There may be future changes in legal and regulatory requirements or standards that may materially impact our results of operations.

Future changes in legal and regulatory requirements may introduce new risks into our operations and future prospects, which we are not able to currently anticipate.  By example, changes taking place in the U.S., as well as changes in legal and regulatory standards, including the reduced level of deference due to administrative agencies following a 2024 Supreme Court decision, may introduce uncertainties with respect to our current and future operations and our future likelihood of success.  It is possible that new federal or state laws or regulations may be passed, or laws and regulations may be enforced differently than they were before, which may expose us to additional legal and regulatory risk or uncertainty and require the expenditure of additional resources to ensure that we are able to comply. Such actions could also adversely restrict our business and operations. There could also be changes in the FDA’s approval standards that could impact our ability to obtain BLA approval and market our product candidates within the currently anticipated timeframes or otherwise impact the competitive market for our product candidates. Such changes may necessitate the conduct of additional development work, including preclinical and clinical trials, and manufacturing development. By example, for products intended for rare and serious diseases with unmet medical needs, the FDA is authorized to exercise regulatory flexibility when making a medical risk-benefit judgment.  It is possible that whether and how the FDA exercises any such regulatory flexibility, including with respect to specialized pathways, such as accelerated approval, may change, which could impact our ability to obtain approval for AMT-130 or any of our product candidates. Further, legal and regulatory changes may impact how we may market and sell our products in the future, if they are approved, as well as how they are reimbursed.  Moreover, there could be changes in the federal workforce and agency policies that may result in regulatory delays, including with respect to the FDA’s review of marketing applications and other submissions, and that may impact the ability to communicate with and obtain guidance from the agencies. At this time, any changes that may take place, and their impact on our business continue to evolve.

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

Our ordinary share price has been and may in the future be volatile. In recent years, the stock market in general and the market for shares of biotechnology and biopharmaceutical companies in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. The market price for our ordinary shares has been, and may in the future be, influenced by many factors, such as:

●	interactions with and feedback from the FDA and other regulatory authorities on the design of our clinical trials, regulatory endpoints, clinical trial data, and accelerated approval pathways available to us;
●	the success of competing products or technologies;
●	results of our clinical trials or those of our competitors;
●	public perception and market reaction to our interim data from our clinical trials;
●	public perception of gene therapies and companies developing gene therapies;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory, legal and political developments in the EU, the U.S., and other countries, including public comments by regulators related to our sector or potential or actual changes in regulator plans, priorities and approaches;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	pipeline reprioritizations, strategic transactions and restructurings;
●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our ordinary shares, including due to the expiration of contractual lock-up agreements;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines;
●	failure to meet expectations of investors or securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	mergers, acquisitions, licensing, and collaboration activity among our peer companies in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and,

●	the realization of any of the factors described in this “Risk Factors” section.

Following periods of such market volatility, securities class actions have been brought against companies experiencing such volatility in the price of their securities. Because of the potential volatility of our ordinary share price, we may become the target of securities litigation, including the matter described in Item 3. Legal Proceedings. In addition, notwithstanding protective provisions in our articles of association and available to us under Dutch corporate law, market volatility may lead to increased shareholder activism if we experience a market valuation that activist investors believe is not reflective of the intrinsic value of our ordinary shares. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation or shareholder activism could result in substantial costs and divert management’s attention and resources from our business.

Our directors, executive officers, and major shareholders, if they choose to act together, will continue to have a significant degree of control with respect to matters submitted to shareholders for approval.

As of December 31, 2025, our directors, executive officers and major shareholders holding more than 5% of our outstanding ordinary shares, in the aggregate, beneficially owned approximately 47.1% of our issued share capital. As a result, if these shareholders were to choose to act together, they may be able, as a practical matter, to influence many matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, could influence the election of the board of directors and the approval of any merger, consolidation, or sale of all or substantially all our assets. These shareholders may have interests that differ from those of other of our shareholders and conflicts of interest may arise.

The rights and responsibilities of our shareholders and directors are governed by Dutch law and differ in some important respects from the rights and responsibilities of shareholders under U.S. law.

We are a public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands and our corporate affairs are governed by our articles of association, the rules of our board, our other internal rules and policies and by Dutch law. There can be no assurance that Dutch law will not change in the future or that it will serve to protect shareholders in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of our shareholders.

The rights of our shareholders and the responsibilities of members of our board under Dutch law are different than under the laws of some U.S. jurisdictions. In the performance of their duties, our directors are required by Dutch law to consider the interests of our company, its shareholders, its employees and other stakeholders, in all cases with due regard to the principles of reasonableness and fairness. It is possible that some of these stakeholders will have interests that are different from, or in addition to, your interests as a shareholder. This governance approach differs from that of some U.S. jurisdictions, where directors may focus primarily on maximizing shareholder value. As a result, decisions made by our board may be different than those that would be taken by a company organized under the law of some U.S. jurisdictions.

In addition, in accordance with our articles of association, approval of our shareholders is required before our board of directors can authorize the issuance of our ordinary shares in an equity financing, such as the public offerings of our ordinary shares in 2025. Our shareholders’ reluctance to approve further issuances of ordinary shares could adversely affect our ability to raise capital and fund development programs and continued operations. Dutch corporate governance laws evolve over time, and future changes may impact the governance structure and shareholder rights applicable to Dutch public limited companies whose securities are traded in the U.S. or otherwise adversely affect the rights of investors.

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

Under Dutch law, various protective measures are possible and permissible within the boundaries set by Dutch statutory and case law. Certain provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board. These provisions include:

●	the staggered three-year terms of our non-executive directors as a result of which only approximately one-third of our non-executive directors may be subject to election or re-election in any one year;
●	a provision that our directors may only be dismissed or suspended by the general meeting by a two-thirds majority of votes cast representing more than half of our issued share capital;
●	a provision that our executive directors may be appointed upon binding nomination of the non-executive directors, which can only be overruled by the general meeting with a two-thirds majority of votes cast representing at least 50% of our issued share capital; and,
●	a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board.

Furthermore, in accordance with the Dutch Corporate Governance Code (the “DCGC”), shareholders who have the right to put an item on the agenda for our general meeting or to request the convening of a general meeting shall not exercise such rights until after they have consulted our board of directors. If exercising such rights may result in a change in our strategy (for example, through the dismissal of one or more of our directors), our board of directors must be given the opportunity to invoke a reasonable period of up to 180 days to respond to the shareholders’ intentions. If invoked, our board of directors must use such response period for further deliberation and constructive consultation with the shareholder(s). At the end of the response time, our board of directors shall report on this consultation and the exploration of alternatives to our general meeting. The response period may be invoked only once for any given general meeting and shall not apply (i) in respect of a matter for which either a response period or a statutory cooling-off period (as discussed below) has been previously invoked or (ii) in situations where a shareholder holds at least 75% of our issued share capital as a consequence of a successful public bid.

Moreover, our board of directors can invoke a cooling-off period of up to 250 days when shareholders, using their right to have items added to the agenda for a general meeting or their right to request a general meeting, propose an agenda item for our general meeting to dismiss, suspend or appoint one or more directors (or to amend any provision in our articles of association dealing with those matters) or when a public offer for our company is made or announced without our support, provided, in each case, that our board of directors believes that such proposal or offer materially conflicts with the interests of our company and its business. During a cooling-off period, our general meeting cannot dismiss, suspend or appoint directors (or amend the provisions in our articles of association dealing with those matters) except at the proposal of our board of directors. During a cooling-off period, our board of directors must gather all relevant information necessary for a careful decision-making process and at least consult with shareholders representing 3% or more of our issued share capital at the time the cooling-off period was invoked, as well as with our Dutch works council (if we or, under certain circumstances, any of our subsidiaries have one at such time). Formal statements expressed by these stakeholders during such consultations must be published on our website to the extent these stakeholders have approved the publication. Ultimately one week following the last day of the cooling-off period, our board of directors must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next general meeting. Shareholders representing at least 3% of our issued share capital may request the Enterprise Chamber of the Amsterdam Court of Appeal (Ondernemingskamer) (the “Enterprise Chamber”), for early termination of the cooling-off period. The Enterprise Chamber must rule in favor of the request if the shareholders can demonstrate that:

●	our board of directors, in light of the circumstances at hand when the cooling-off period was invoked, could not reasonably have concluded that the relevant proposal or hostile offer constituted a material conflict with the interests of our company and its business;

●	our board of directors cannot reasonably believe that a continuation of the cooling-off period would contribute to careful policy-making; or
●	other defensive measures, having the same purpose, nature and scope as the cooling-off period, have been activated during the cooling-off period and have not since been terminated or suspended within a reasonable period at the relevant shareholders’ request.

We do not expect to pay dividends in the foreseeable future. Accordingly, any returns on an investment in our ordinary shares will likely depend entirely upon any future appreciation in the price of our ordinary shares, which is uncertain.

We have not paid any dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently expect those earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support paying dividends. In addition, payment of future cash dividends may be made only if our shareholders’ equity / (deficit) exceeds the sum of our paid-in and called-up share capital plus the reserves required to be maintained by Dutch law or by our articles of association. Accordingly, shareholders cannot rely on dividend income from our ordinary shares and any returns on an investment in our ordinary shares will likely depend entirely upon any future appreciation in the price of our ordinary shares.

We have in the past qualified and in the future may qualify as a passive foreign investment company, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we were not a passive foreign investment company (“PFIC”) for the 2025 taxable year. We believe that we have been a PFIC in prior taxable years, and we may be a PFIC in future taxable years. A corporation organized outside the U.S. generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held to produce passive income. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities, financial instruments, foreign exchange and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we have not qualified, currently do not qualify, or will not qualify in future taxable years, as a PFIC. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which is likely to fluctuate, and may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were considered a PFIC for the current taxable year or any future taxable year during which a U.S. holder holds ordinary shares, certain adverse U.S. federal income tax consequences may apply to such U.S. holders and a such U.S. holder would be required to file annual information returns for such year, whether the U.S. holder disposed of any ordinary shares or received any distributions in respect of ordinary shares during such year. A U.S. holder may be eligible to make certain tax elections that would lessen the adverse impact of PFIC status; however, in order to make certain of such elections the U.S. holder will usually have to have been provided information about the company by us, and we do not intend to provide such information.

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

Although we report as a U.S. domestic filer for SEC reporting purposes, we are organized and existing under the laws of the Netherlands. As such, under Dutch private international law, the rights and obligations of our shareholders vis-à-vis the company originating from Dutch corporate law and our articles of association, as well as the civil liability of our officers (functionarissen) (including our directors and executive officers) are governed in certain respects by the laws of the Netherlands.

Certain of our executive officers reside outside the U.S. As a result, depending on the subject matter of the action brought against us and/or our officers, U.S. courts may not have jurisdiction. If a Dutch court has jurisdiction with respect to such action, that court will apply Dutch procedural law and Dutch private international law to determine the law applicable to that action. Depending on the subject matter of the relevant action, a competent Dutch court may apply laws other than the laws of the U.S.

Also, service of process against non-residents of the U.S. can in principle (absent, for example, a valid choice of domicile) not be affected in the U.S.

In addition, a significant portion of our assets are located outside the U.S. There is currently no treaty in force between the U.S. and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters, and both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands but have not entered into force for the U.S. Consequently, a judgment rendered by a court in the U.S. will not automatically be recognized and enforced by the competent Dutch court. However, if a person has obtained a judgment rendered by a court in the U.S. that is enforceable under the laws of the U.S. and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that U.S. judgment if (i) the jurisdiction of the U.S. court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the U.S. court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such U.S. judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the U.S. court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a U.S. judgment is given binding effect, a claim based thereon may, however, still be rejected if the U.S. judgment is not or no longer formally enforceable. Moreover, if the U.S. judgment is not final (for instance when an appeal is possible or pending) a competent Dutch court may (i) postpone recognition until the U.S. judgment is final, (ii) refuse recognition under the understanding that recognition can be asked again once the U.S. judgment is final, or (iii) impose as a condition for recognition that security is posted.

A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a U.S. court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Finally, there may be specific other instances, including pursuant to anti-boycott rules and regulations, where Dutch law prohibits the recognition and enforcement of a U.S. judgment. Consequently, shareholders may not be able to enforce, or may experience difficulty enforcing, a judgment obtained in a U.S. court against us or our officers.

We are not obligated to, and do not, comply with all best practice provisions of the Dutch Corporate Governance Code.

We are subject to the DCGC. The DCGC contains principles and best practice provisions on corporate governance that regulate relations between the board and the general meeting and matters in respect of financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC follows the principle of “comply or explain”. Accordingly, companies must disclose in their statutory annual reports whether they comply with the provisions of the DCGC. If a company, subject to the DCGC, does not comply with certain provisions, it must provide an explanation for such non-compliance. While we are subject to the DCGC, we do not comply with all of its best practice provisions. This may affect your rights as a shareholder, and you may not have the same level of protection as a shareholder in a Dutch company that fully complies with the DCGC.

We expect to become subject to the Dutch large company regime, which we expect will impact our governance structure, including how the members of our board are appointed and dismissed.

We expect to become subject to the large company regime (structuurregime) under Dutch law in August 2026, since we have filed a statement with the Dutch trade register meeting the requirements of Dutch large company regime. If we become subject to the Dutch large company regime, the governance structure of our company will be impacted. Under Dutch large company regime, among other items, our executive directors would be appointed by our non-executive directors (instead of the general meeting) and certain nomination rights (including for our Dutch works council) would apply to the appointment of our non-executive directors.

Dutch and European insolvency laws are substantially different from U.S. insolvency laws and may offer our shareholders less protection than they would have under U.S. insolvency laws.

We are subject to Dutch insolvency laws in the event any insolvency proceedings are initiated against us, including, among other laws and regulations, Regulation (EU) 2015/848 of the European Parliament and of the Council of May 20, 2015 on insolvency proceedings. Should a court in another Member State of the EU determine that our center of main interests (COMI) is situated in that Member State, the courts in that Member State will in principle have jurisdiction over the insolvency proceedings initiated against us and the insolvency laws of that Member State will in principle apply to us, in accordance with and subject to such the aforementioned Regulation and the rules promulgated thereunder. Insolvency laws in the Netherlands or the relevant other Member State of the EU, as applicable, may offer our shareholders less protection than they would have under U.S. insolvency laws and make it more difficult for our shareholders to recover the amount they could expect to recover in a liquidation or restructuring under U.S. insolvency laws.

Shareholders may not be able to exercise pre-emption rights and, as a result, may experience substantial dilution upon future issuances of ordinary shares or grants of rights to subscribe for shares.

In the event of an issuance of ordinary shares or a grant of rights to subscribe for ordinary shares, subject to certain exceptions, each shareholder will have a pro rata pre-emption right in proportion to the aggregate nominal value of such holder’s ordinary shares in accordance with applicable Dutch law. These pre-emption rights may be restricted or excluded by a resolution of the general meeting or by another corporate body designated by the general meeting. Our general meeting has delegated authority to our board to issue shares or grant rights to subscribe for shares from time to time and to limit or exclude pre-emption rights in connection therewith in accordance with the respective authorizations granted by our general meeting. This could cause existing shareholders to experience substantial dilution of their interest in us.

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

Macroeconomic conditions beyond our control such as economic instability, changes in tax laws and regulations, including those implemented by the current U.S. presidential administration, trade restrictions, additional tariffs on certain products manufactured outside the U.S. and the implementation of reciprocal tariffs on certain U.S. goods by certain foreign governments related to this action, export controls, inflation, high interest rates, volatile energy costs, geopolitical issues, armed hostilities, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Inflation in particular has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases across our business. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when cost inflation is incurred.

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

We may experience pressure in some of the countries in which we operate to make commitments with respect to our greenhouse gas emissions as well as other sustainability-focused matters. These agreements and measures  may require, or could result in future legislation, regulatory measures or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, including new reporting requirements for businesses operating in the EU, which may require that we dedicate additional capital and personnel resources toward compliance with these measures. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be harmed. Furthermore, increasing attention on environmental and sustainability matters has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. We cannot guarantee that any initiatives we adopt to respond to stakeholder expectations will have the desired effect. Moreover, initiatives that we adopt in some countries in which we operate may be viewed differently in other countries in which we operate. Any failure to meet the expectations of our investors, regulators, stock exchanges or other stakeholders with respect to sustainability matters could materially adversely affect our business, financial condition, and results of operations.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business are identified and addressed through a multi-faceted approach that consists of periodic third-party assessments, testing of our information systems and information technology security. To defend against, detect and respond to cybersecurity incidents, we, among other things: have enabled regular monitoring of our environment by a combination of external partners and internal security tools, conduct regular employee trainings, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

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

Cybersecurity events and data incidents are evaluated, assessed based on severity and prioritized for response and remediation. Under our incident response plan and related policies, incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact. Our team of cybersecurity professionals then collaborate with technical and business stakeholders to further analyze the risk to the company, and form detection, mitigation and remediation strategies. As part of the above processes, we regularly engage external consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition.

We also evaluate cybersecurity risks associated with our use of third-party service providers that may have access to our systems or data. As part of these processes, we assess vendor security controls and, where appropriate, incorporate cybersecurity considerations into vendor selection and oversight.

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

Additionally, management maintains internal governance processes designed to support the assessment and management of cybersecurity risk, including cross-functional collaboration among information technology, legal, compliance, finance and business teams. Our Vice President, Global Head Digital Transformation is responsible for the establishment and maintenance of our overall cybersecurity program, as well as the assessment and management of cybersecurity risks. Our current Vice President, Global Head Digital Transformation has over 20 years of experience in information technology and possesses the requisite education, skills and experience expected of an individual assigned to these duties.

Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business. For a discussion of cybersecurity risks applicable to us, see Part I, Item 1A, Risk Factors, under the heading “Our internal computer systems, or those of our collaborators, third-party vendors, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business and development programs” in this Annual Report on Form 10-K.

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

We operate approximately 7,400 square feet of multi-use office space in Basel, Switzerland, which is subject to a lease that, as amended to date, expires in 2028 and may be renewed for a subsequent term of two years.

We believe that our facilities are adequate to meet current needs and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against us, certain of our executive officers and another party in the United States District Court for the Southern District of New York. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares between September 24, 2025 and October 31, 2025. Plaintiff seeks to recover damages allegedly caused by purported false and misleading misstatements and omissions with respect to our Phase I/II study of AMT-130 and the timing of the potential BLA filing for AMT-130. We intend to vigorously defend against the claims in this action.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this time, we are unable to predict the outcome of the class action litigation or reasonably estimate a range of possible losses.

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

Holders

As of February 26, 2026, there were approximately nine holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Share Performance Graph

The following graph compares the performance of our ordinary shares (“QURE”) for the periods indicated with the performance of the Nasdaq Composite Index (“˄IXIC”) and the Nasdaq biotechnology index (“˄NBI”). This graph assumes an investment of $100 after market close on December 31, 2020 in each of our ordinary shares, the NASDAQ Composite Index, and the Nasdaq Biotechnology Index. Pursuant to the applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The performance of our ordinary shares shown on the graph below is not necessarily indicative of the future performance of our ordinary shares.

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, MTLE, Fabry disease, and SOD1-ALS.

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease, which utilizes our proprietary, gene-silencing miQURE platform and incorporates an AAV vector carrying a miRNA specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

We are currently conducting U.S. and European studies. We completed the enrollment of all 26 patients in the first two cohorts of our U.S. study in March 2022 and the enrollment of 13 patients in the two cohorts of our European study in June 2023. In 2025, we completed enrollment of all 12 patients in the third cohort, and we treated six patients with the high-dose of AMT-130 in a fourth cohort to evaluate the safety and efficacy of AMT-130 in patients with lower baseline striatal volumes compared to previous cohorts in the U.S. Phase I/II study.

Clinical Data

In September 2025, we announced positive topline data from the pivotal Phase I/II study of AMT-130 in which we analyzed clinical outcomes for 29 patients treated with AMT-130 (n=17 high-dose; n=12 low-dose) of which 12 patients per dose group had attained 36 months of follow-up as of the June 30, 2025 cutoff date. Outcomes for each dose group were compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set (n=940 for high-dose; n=626 for low-dose).

Regulatory Updates

In October 2025, we held a pre-BLA meeting with the FDA to discuss the application for AMT-130. In December 2025, we announced that in the final meeting minutes, the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 are currently unlikely to provide the primary evidence to support a BLA submission.

In January 2026, we met with the FDA at a Type A meeting to discuss AMT-130. In March 2026, following receipt of the final meeting minutes from the Type A meeting, we announced that the FDA stated that it cannot agree that data from the Phase I/II studies, compared to an external control, are sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study.

Other clinical candidates

In 2025, we completed treatment of all six patients in the first cohort AMT-260. We also started enrolling patients into the second cohort, which is expected to consist of an additional six patients.

In 2025, we completed the enrollment of three cohorts of three patients each into our Phase I/II clinical trial of AMT-191 for the treatment of Fabry disease. We announced initial data from the first cohort at a scientific conference in September 2025 and additional preliminary data at a scientific conference in February 2026.

In September 2025, we voluntarily paused enrollment in EPISOD1, our Phase I/II clinical trial of AMT-162 for the treatment of SOD1-ALS. We continue to collect and evaluate data from the five patients dosed in EPISOD1 to date.

Financing

Public offerings

In January 2025, we raised $70.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 4.4 million ordinary shares at a price to the public of $17.00 per ordinary share. In February 2025, we raised an additional $10.4 million in net proceeds upon the underwriters’ exercise of their option to purchase an additional 0.7 million ordinary shares at the public offering price.

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

Hercules loan repayment and amendment

In September 2025, we entered into the 2025 Amended Facility with Hercules for a $175.0 million senior secured term loan facility. The 2025 Amended Facility consists of three tranches including a first tranche of $50.0 million replacing the debt outstanding as per the loan amendment date, an additional term loan tranche of $100.0 million, which can be drawn at our option, subject to the BLA approval of AMT-130 prior to June 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and a third tranche of up to $25.0 million, subject to Hercules’ approval. All tranches have a floating interest rate of the greater of 9.45% and the prime rate plus 2.45%, reflecting a floating rate of 9.45% as of December 31, 2025. The tranches mature on October 1, 2030.

Financial Highlights

Key components of our results of operations include the following:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Total revenues	$16,098	$27,119	$15,843
Cost of license revenues	(1,686)	(1,267)	(65)
Cost of contract manufacturing revenues	—	(17,060)	(13,563)
Research and development expenses	(140,673)	(143,782)	(214,864)
Selling, general and administrative expenses	(65,456)	(52,657)	(74,591)
Net loss	(198,971)	(239,556)	(308,478)

As of December 31, 2025, we held $622.5 million in cash and cash equivalents and investment securities (December 31, 2024: $367.5 million). We had a net loss of $199.0 million in the year ended December 31, 2025 and a net loss of $239.6 million and $308.5 million during the same periods in 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,328.9 million (December 31, 2024: $1,130.0 million).

Refer to “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net loss/income and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, we evaluate our assumptions, estimates and judgments, including those related to what we believe to be our critical accounting policies. Refer to Note 2 “Summary of significant accounting policies” for a summary of our significant accounting policies.

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

We consider the following to be our critical accounting estimate in the year ended December 31, 2025:

●	Contingent consideration recorded in relation to the uniQure France business combination

Contingent consideration

In July 2021, in connection with the uniQure France Acquisition, we recorded contingent consideration related to amounts contingently payable to uniQure France’s former shareholders. The amounts payable in accordance with the related share and purchase agreement are contingent upon the achievement of certain milestones associated with AMT-260. Contingent consideration was measured at fair value as of the date of the uniQure France Acquisition, with changes in fair value subsequently recognized in the Consolidated Statements of Operations and Comprehensive Loss, within Research and development expenses.

Changes in the fair value of the contingent consideration may result from changes in the assumptions regarding the probability and timing of milestone achievement, as well as changes in the discount rate used in the valuation of the liability:

●	As of December 31, 2025 we used a discount rate of 11.8% compared to a range of 15.3% to 16.2% as of December 31, 2024, reflecting changes in our credit risk and market interest rates. An increase in the discount rate reduces the fair value of the contingent consideration liability whereas a decrease in the discount rate increases the fair market value of the contingent consideration liability.

●	We regularly update our estimates of when milestones are expected to be achieved. The achievement of a milestone at a later than currently expected date reduces the fair value of the contingent consideration liability, whereas achievement at an earlier than currently expected date increases the fair value of the contingent consideration liability.
●	During the years ended December 31, 2025 and 2024, no changes to the probabilities of achievement of future milestones were identified. During the year ended December 31, 2023, we increased the probability of achieving a certain development related milestone to 100.0% following the clearance of the IND application for AMT-260 in August 2023, and subsequently achieved the related milestone in 2024.

The fair value of the contingent consideration liability as of December 31, 2025 was EUR 15.9 million ($18.7 million) and as of December 31, 2024 was EUR 10.5 million ($10.9 million). The increase was driven by changes to the discount rate and expected timing of future achievement of the related remaining milestones. If, as of December 31, 2025, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to EUR 51.4 million ($60.4 million). If, as of December 31, 2025 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

Recently Adopted Accounting Pronouncements

In the year ended December 31, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires enhanced disaggregation and transparency of income tax disclosures, including expanded rate reconciliation and cash tax information. The adoption of ASU 2023-09 resulted in additional income tax disclosures included in this Annual Report and did not have a material impact on our consolidated financial statements.

In November 2024, the SEC adopted final rules under Release No. 33-11275, Disaggregation of Income Statement Expenses (ASU 2024-03). The rules require registrants to provide enhanced disclosures regarding the disaggregation of certain operating expense categories. The new disclosures are required on an annual basis for fiscal years beginning after December 15, 2026 for large accelerated filers, and interim period disclosures are required beginning in the first quarterly report after the year of adoption. Early adoption is permitted. We are currently evaluating the impact of the final rules.

There are no other recently issued accounting pronouncements pending adoption that are applicable or expected to have a material impact.

Results of Operations

The following table presents a comparison of the years ended December 31, 2025, 2024 and 2023.

	Years ended December 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023

	(in thousands)
Total revenues	$16,098	$27,119	$15,843	$(11,021)	$11,276
Operating expenses:
Cost of license revenues	(1,686)	(1,267)	(65)	(419)	(1,202)
Cost of contract manufacturing revenues	—	(17,060)	(13,563)	17,060	(3,497)
Research and development expenses	(140,673)	(143,782)	(214,864)	3,109	71,082
Selling, general and administrative expenses	(65,456)	(52,657)	(74,591)	(12,799)	21,934
Total operating expenses	(207,815)	(214,766)	(303,083)	6,951	88,317
Other income	14,410	7,926	6,059	6,484	1,867
Other expense	(8,042)	(4,573)	(1,690)	(3,469)	(2,883)
Loss from operations	(185,349)	(184,294)	(282,871)	(1,055)	98,577
Non-operating expense, net	(7,991)	(52,833)	(23,686)	44,842	(29,147)
Loss before income tax expense	$(193,340)	$(237,127)	$(306,557)	43,787	69,430
Income tax expense	(5,631)	(2,429)	(1,921)	(3,202)	(508)
Net loss	$(198,971)	$(239,556)	$(308,478)	$40,585	$68,922

Revenues and cost of revenues

Our revenues and associated costs for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023

	(in thousands)
License revenues	$15,934	$10,133	$2,758	$5,801	$7,375
Collaboration revenues	164	10,872	2,250	(10,708)	8,622
Contract manufacturing revenues	—	6,114	10,835	(6,114)	(4,721)
Total revenues	$16,098	$27,119	$15,843	$(11,021)	$11,276

Cost of license revenues	(1,686)	(1,267)	(65)	(419)	(1,202)
Cost of contract manufacturing revenues	—	(17,060)	(13,563)	17,060	(3,497)
Total cost	$(1,686)	$(18,327)	$(13,628)	$16,641	$(4,699)

CSL Behring

We sold the exclusive global rights to HEMGENIX to CSL Behring in 2021 (“License Sale”). We recognize license revenue in relation to the License Sale when it becomes probable that regulatory and sales milestone events will be achieved as well as when royalties on sales of HEMGENIX have been earned. We recognized $15.9 million, $10.1 million and $2.8 million of license revenue for the years ended December 31, 2025, 2024 and 2023, respectively, related to royalty payments owed on HEMGENIX sales, when earned.

In 2008, we entered into a license agreement with St. Jude Children’s Research Hospital (“St. Jude”), which we amended in 2012. Under this license agreement, St. Jude has granted us an exclusive license, with a right to sublicense, to patent rights relating to expression of hFIX in gene therapy vectors, to make, import, distribute, use, and commercialize products containing hFIX covered by a valid patent claim in the field of gene therapy for treatment or prophylaxis of hemophilia B. The majority of the U.S. patent rights will expire in 2028 and the European patent rights (along with one U.S. patent) expired in 2025.

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

We treat license payments to St. Jude as contract fulfillment costs associated with license revenue we receive from CSL Behring and recognize these as costs of license revenues. We incurred $1.7 million, $1.3 million and $0.1 million of such cost in the years ended December 31, 2025, 2024 and 2023, respectively.

We recognize collaboration revenues associated with services we provide to CSL Behring. Collaboration revenue is recognized when the performance obligations are satisfied. We recognized $0.2 million, $10.9 million and $2.3 million of collaboration revenue for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in collaboration revenue in 2025 of $10.7 million compared to 2024 was primarily related to a reduction in services requested by CSL Behring following the Lexington Transaction in July 2024. The increase in collaboration revenue in 2024 of $8.6 million compared to 2023 was primarily related to additional development and other services provided in relation to the transfer of manufacturing responsibility to CSL Behring.

We provided contract manufacturing services to CSL Behring between April 2022 and July 2024. We transferred these activities to Genezen as part of the Lexington Transaction, which closed on July 22, 2024 (“the Closing”). Following the Closing of the Lexington Transaction, title to HEMGENIX supply directly passes from the contract manufacturer, Genezen, to CSL Behring. We do not control HEMGENIX before it is transferred to CSL Behring. We arrange for HEMGENIX to be provided by Genezen to CSL Behring. We determined that we are an agent in the sale of HEMGENIX to CSL Behring.

As a result of our being an agent, we recognize corresponding costs related to the purchase of HEMGENIX from Genezen, net of income from the sales of HEMGENIX to CSL Behring, and income related to the release of liabilities associated with expected net losses, in Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss. We recognized contract manufacturing revenues related to the contract manufacture of HEMGENIX for CSL Behring when earned upon sales of HEMGENIX to CSL Behring. We recognized nil, $6.1 million and $10.8 million of contract manufacturing revenues in the years ended December 31, 2025, 2024 and 2023, respectively.

We incurred nil cost of contract manufacturing revenues related to the manufacture of HEMGENIX in the year ended December 31, 2025 and $17.1 million and $13.6 million of cost of contract manufacturing revenues, in the years ended December 31, 2024 and 2023, respectively. Costs of contract manufacturing revenues decreased in the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of the Lexington Transaction. Costs of contract manufacturing revenues increased in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to expensing costs that could not be recovered from selling HEMGENIX under the terms of our development and commercial supply agreement with CSL Behring. Cost of contract manufacturing revenues included a write down of inventories to net realizable value of $6.3 million and $1.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and,
●	changes in the fair value of liabilities recorded in relation to the uniQure France Acquisition.

Our research and development expenses primarily consist of costs incurred for the research and development of our product candidates, which include:

●	AMT-130 (Huntington’s disease). We have incurred costs in relation to the preparation of the BLA submission for AMT-130 in the U. S., in addition to costs related to our U.S. study since February 2019, and our European study since 2021;
●	AMT-260 (Temporal lobe epilepsy). We have incurred costs related to the development of AMT-260 and costs to initiate and conduct a Phase I/IIa clinical trial. We acquired this program in July 2021;
●	AMT-191 (Fabry disease). We have incurred costs related to the development of AMT-191 for the treatment of Fabry disease and costs to initiate and conduct a Phase I/II clinical trial;
●	AMT-162 (Amyotrophic Lateral Sclerosis caused by mutations in SOD1). We have incurred costs related to the acquisition in addition to costs incurred to initiate and conduct a Phase I/II clinical trial;
●	AMT-061 (Hemophilia B). Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the periods ended December 31, 2025, 2024 and 2023 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition;
●	Preclinical research programs. We incurred costs related to the research of multiple preclinical gene therapy product candidates with the potential to treat certain rare and other serious medical conditions; and,
●	Technology platform development and other related research. We incurred significant research and development costs related to manufacturing prior to the closing of the Lexington Transaction and other enabling technologies that are applicable across all of our programs.

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

Research and development expenses for the year ended December 31, 2025 were $140.7 million, compared to $143.8 million and $214.9 million for the years ended December 31, 2024 and 2023, respectively. Other research and development expenses are separately classified in the table below. These are not allocated as they are deployed across multiple projects under development.

	Years ended December 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023

	(in thousands)
Huntington's disease (AMT-130)	$42,462	$17,989	$12,991	$24,473	$4,998
Temporal lobe epilepsy (AMT-260)	9,751	12,053	13,037	(2,302)	(984)
Fabry disease (AMT-191)	6,827	4,814	2,659	2,013	2,155
Amyotrophic lateral sclerosis (AMT-162)	6,336	7,306	16,039	(970)	(8,733)
Programs in preclinical development and platform related expenses	3,611	3,927	11,005	(316)	(7,078)
Hemophilia B (AMT-061)	—	—	(1,336)	—	1,336
Total direct research and development expenses	$68,987	$46,089	$54,395	$22,898	$(8,306)

Employee and contractor-related expenses	35,268	49,818	74,514	(14,550)	(24,696)
Facility expenses	15,173	21,627	29,490	(6,454)	(7,863)
Share-based compensation expense	7,579	9,295	16,881	(1,716)	(7,586)
Fair value changes related to contingent consideration	6,247	(1,817)	15,895	8,064	(17,712)
Disposables	2,585	5,084	13,232	(2,499)	(8,148)
Severance costs	—	3,967	2,188	(3,967)	1,779
Impairment charge	—	—	1,438	—	(1,438)
Other expenses	4,834	9,719	6,831	(4,885)	2,888
Total other research and development expenses	$71,686	$97,693	$160,469	$(26,007)	$(62,776)

Total research and development expenses	$140,673	$143,782	$214,864	$(3,109)	$(71,082)

Direct research and development expenses

Huntington disease (AMT-130)

In the years ended December 31, 2025, 2024 and 2023, we incurred $42.5 million, $18.0 million and $13.0 million of expenses, respectively. Our external costs for the development of AMT-130 were primarily related to the execution of our U.S. and European studies. The increase of $24.5 million in external cost in 2025 compared to 2024 includes $19.4 million of costs incurred in relation to the preparation of the BLA submission for AMT-130 in the U. S., including manufacturing process validation-related costs as well as expenses to support the process performance qualification campaign and other activities. Other costs incurred for the development of AMT-130 were a result of treating all six patients in the fourth cohort in 2025, as well as expenses related to the execution of our U.S. and European studies. The increase of $5.0 million in external cost in 2024 compared to 2023 is a result of enrolling patients into a third cohort between November 2023 and December 2024 as well as expenses we incurred associated with the RMAT application and in preparation of the Type B meeting with the FDA in November 2024.

Temporal lobe epilepsy (AMT-260)

In the years ended December 31, 2025, 2024 and 2023, we incurred $9.8 million, $12.1 million and $13.0 million of expenses, respectively. In August 2023, the FDA cleared our IND application, and we began incurring costs for the preparation of a Phase I/IIa clinical trial. In the years ended December 31, 2025, 2024 and 2023 we incurred costs of $7.5 million, $7.4 million and $3.6 million, respectively, related to our Phase I/IIa clinical trial. In the years ended December 31, 2025, 2024 and 2023, we incurred costs of $0.7 million, $4.3 million and $4.6 million, respectively, related to CMC development. In the year ended December 31, 2025, we incurred $1.5 million in expenses related to a milestone payment.

Fabry disease (AMT-191)

In the years ended December 31, 2025, 2024 and 2023, we incurred $6.8 million, $4.8 million and $2.7 million of expenses, respectively, related to our development of AMT-191. In November 2023, the FDA cleared the IND application, and we began incurring additional costs for Phase I/II clinical trial preparation. In the years ended December 31, 2025, 2024 and 2023, we incurred costs of $6.0 million, $4.6 million and $1.1 million, respectively, related to our ongoing Phase I/II clinical trial. In the years ended December 31, 2025, 2024 and 2023 we incurred costs of $0.7 million, $0.2 million and $0.4 million, respectively, related to CMC development.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In January 2023, we entered into a global licensing agreement with Apic Bio for AMT-162. In the years ended December 31, 2025, 2024 and 2023, we incurred $6.3 million, $7.3 million and $6.0 million of expenses, respectively, to initiate a Phase I/II clinical trial, in which we enrolled the first patient in October 2024. In the years ended December 31, 2025, 2024 and 2023, we incurred costs of $6.0 million, $5.2 million and $2.6 million, respectively, related to EPISOD1. In the years ended December 31, 2025, 2024 and 2023, we incurred costs of $0.3 million, $1.9 million and $3.3 million, respectively, related to CMC development. During the year ended December 31, 2023, we incurred expenses of $10.0 million related to the upfront consideration paid to Apic Bio for the global licensing rights to AMT-162.

Preclinical programs & platform development

In the years ended December 31, 2025, 2024 and 2023, we incurred $3.6 million, $3.9 million and $11.0 million of expenses, respectively, related to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Hemophilia B (AMT-061)

We transitioned activities related to the clinical trial and long-term follow-up of patients to CSL Behring in December 2022. Direct research and development expenses related to clinical development and other regulatory activities and commercialization expenses incurred in the years ended December 31, 2023 are presented net of reimbursements due from CSL Behring and include settlement amounts from the transition.

Other research & development expenses

●	We incurred $35.3 million in employee and contractor expenses in the year ended December 31, 2025 compared to $49.8 million in 2024 and $74.5 million in 2023. Our costs decreased in 2025 by $14.6 million compared to 2024 and decreased in 2024 by $24.7 million compared to 2023, primarily related to the divestment of our commercial manufacturing activities in July 2024 as well as reorganization activity in October 2023 and August 2024;
●	We incurred $15.2 million in operating expenses and depreciation expenses related to our rented facilities in Amsterdam and Lexington, Massachusetts in the year ended December 31, 2025 compared to $21.6 million in 2024 and $29.5 million in 2023. The decrease in 2025 compared to 2024 of $6.5 million and the decrease in 2024 compared to 2023 of $7.9 million, is primarily related to the divestment of our commercial manufacturing activities in July 2024;
●	We incurred $7.6 million in share-based compensation expenses in the year ended December 31, 2025 compared to $9.3 million in 2024 and $16.9 million in 2023. The decrease in 2025 of $1.7 million, compared to 2024, was primarily related to the divestment of our commercial manufacturing activities in July 2024 and a reduction in expense from the restructuring that occurred in August 2024. The decrease in 2024 of $7.6 million, compared to 2023, is primarily related to the divestment of our commercial manufacturing activities in July 2024, the reorganizations in October 2023 and August 2024, and a decrease in the fair value of granted long-term incentive awards;

●	We recognized a $6.2 million loss in the year ended December 31, 2025 related to an increase in the fair value of contingent consideration associated with the uniQure France Acquisition, compared to a gain of $1.8 million in 2024 and a loss of $15.9 million in 2023. The loss recognized in 2023 was primarily due to an increase in the probability of achievement of future milestones, upon dosing the first patient in the Phase I/IIa clinical trial of AMT-260, after receiving IND acceptance in August 2023;

●	We incurred $2.6 million of disposables costs in the year ended December 31, 2025 compared to $5.1 million in 2024 and $13.2 million in 2023. The decrease of $2.5 million in 2025 primarily related to the divestment of our commercial manufacturing activities in July 2024, as well as the reorganization in August 2024. The decrease of $8.1 million in 2024 primarily related to the divestment of our commercial manufacturing activities in July 2024, as well as reorganization activities in October 2023 and August 2024;
●	We incurred nil severance costs in the year ended December 31, 2025. We incurred $4.0 million of severance costs in the year ended December 31, 2024 related to the Lexington Transaction and the August 2024 reorganization, compared to $2.2 million of severance cost in 2023 related to the October 2023 reorganization;
~~●~~	We incurred nil costs in the years ended December 31, 2025 and 2024, and $1.4 million of costs in the year ended December 31, 2023, related to the impairment of the right-of-use asset at the Lexington Facility and related leasehold improvements; and,
~~●~~	We incurred $4.8 million in other expenses in the year ended December 31, 2025 compared to $9.7 million in 2024 and $6.8 million in 2023. The decrease in costs in 2025 of $4.9 million, compared to 2024, is primarily due to a decrease in information technology expenses and consultant-related expenses. The increase in costs in 2024 of $2.9 million, compared to 2023, is primarily a result of an increase in information technology expenses, partially offset by decreases in contractual license expenses and consultant-related expenses.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors' and officers' liability insurance premiums, Nasdaq listing fees, expenses related to investor relations, expenses to maintain our patent and license portfolio, and fees related to business development. As from 2025, we also incurred material expenses associated with activities to prepare for a potential launch of AMT-130 in the U.S., and present expenses related to medical affairs, new product planning and patient advocacy within selling, general and administrative expenses.

Selling, general and administrative expenses for the year ended December 31, 2025 were $65.5 million, compared to $52.7 million and $74.6 million for the years ended December 31, 2024 and 2023, respectively.

	Years ended December 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023

	(in thousands)
Employee and contractor-related expenses	$24,941	$21,343	$24,399	$3,598	$(3,056)
Professional fees	16,638	7,261	11,673	9,377	(4,412)
Share-based compensation expense	10,100	11,928	17,386	(1,828)	(5,458)
Intellectual property fees	1,944	1,744	3,819	200	(2,075)
Depreciation and facility costs	1,910	2,110	2,051	(200)	59
Information technology costs	1,129	1,101	6,526	28	(5,425)
Severance costs	—	1,223	361	(1,223)	862
Financial advisory fees	—	—	3,800	—	(3,800)
Other expenses	8,794	5,947	4,576	2,847	1,371
Total selling, general and administrative expenses	$65,456	$52,657	$74,591	$12,799	$(21,934)

●	We incurred $24.9 million in employee and contractor-related expenses in the year ended December 31, 2025 compared to $21.3 million in 2024 and $24.4 million in 2023. The $3.6 million increase in 2025, compared to 2024, was primarily due to higher personnel-related expenses incurred in preparation for a potential commercial launch of AMT-130 in the U.S. The decrease in 2024 of $3.1 million, compared to 2023, was primarily related to the reduction in personnel and contractors following the divestment of our commercial manufacturing activities in July 2024, and the reorganization activities in October 2023 and August 2024;
●	We incurred $16.6 million in professional fees in the year ended December 31, 2025 compared to $7.3 million in 2024 and $11.7 million in 2023. We regularly incur accounting, audit and legal fees associated with operating as a public company. The increase to professional fees in 2025 of $9.4 million included $6.5 million of expenses incurred in relation to the preparation of a potential commercial launch of AMT-130 in the U.S. In 2024, we incurred additional professional fees related to the divestment of our commercial manufacturing activities. In 2023, we incurred additional professional fees related to our global licensing agreement with Apic Bio, the Royalty Purchase Agreement and other corporate initiatives;
●	We incurred $10.1 million of share-based compensation expenses in the year ended December 31, 2025 compared to $11.9 million in 2024 and $17.4 million in 2023. The decrease in 2025 of $1.8 million was primarily related to the divestment of our commercial manufacturing activities in July 2024 and a reduction in expense from the restructuring that occurred in August 2024. The decrease in 2024 of $5.5 million, compared to 2023, was primarily related to the divestment of our commercial manufacturing activities in July 2024, the October 2023 and August 2024 reorganizations, and a decrease in the fair value of granted long-term incentive awards, partially offset by an increase in granted long-term incentive awards and costs associated with performance share units, which were granted in December 2021, and for which achievement of performance criteria was deemed probable in 2024;
●	We incurred $1.9 million in intellectual property fees including registration and professional fees in the year ended December 31, 2025 compared to $1.7 million in 2024 and $3.8 million in 2023. The decrease of $2.1 million in 2024, compared to 2023, is primarily due to a decrease in professional fees;
●	We incurred nil severance costs in the year ended December 31, 2025. We incurred $1.2 million of severance costs in the year ended December 31, 2024 related to the Lexington Transaction and the August 2024 reorganization and $0.4 million of severance costs in 2023 related to an October 2023 reorganization; and,
●	We incurred nil financial advisory fees pertaining to our licensing transaction with CSL Behring in the years ended December 31, 2025 and 2024 and $3.8 million in the year ended December 31, 2023.
●	We incurred $8.8 million in other operating expenses in the year ended December 31, 2025 compared to $5.9 million in 2024 and $4.6 million in 2023. The increase in costs in 2025 of $2.8 million, compared 2024, was primarily due to an increase in other tax expenses recorded in 2025, partially offset by a decrease in other expenses relating to the Lexington Transaction in 2024.

Other items, net

In the year ended December 31, 2025, we recognized $6.0 million in income related to a one-time sale of critical reagents to Genezen, compared to nil in the same periods in 2024 and 2023.

We recognized nil income related to our equity stake in VectorY B.V. in the years ended December 31, 2025 and 2024. In 2023, we recognized $0.8 million in other expense related to a reduction in the fair market value of our equity stake in VectorY B.V. following an October 2023 financing round.

In the year ended December 31, 2025, we recognized $5.7 million in income related to payments received from European authorities to subsidize our research and development efforts in the Netherlands and France compared to $5.6 million in 2024 and $5.3 million in 2023.

In the year ended December 31, 2024, we recognized a $1.2 million net gain related to the Lexington Transaction, with no such amounts applicable in either 2025 or 2023.

Other income for the years ended December 31, 2025, 2024, and 2023 also includes income from the subleasing of a portion of our Amsterdam facility and Lexington research and development facility. We present expenses related to such income as other expense.

We recognized $6.3 million and $3.2 million in net other expenses during the year ended December 31, 2025 and 2024  and nil in 2023, related to the purchase of HEMGENIX from Genezen, net of income from the sales of HEMGENIX to CSL Behring, amortization of the intangible asset for our favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with minimum purchase commitments under the CSA.

Non-operating items, net

Our non-operating items, net, for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023

	(in thousands)
Interest income	$16,967	$21,415	$19,562	$(4,448)	$1,853
Interest expense - Royalty Financing Agreement	(54,099)	(50,865)	(26,933)	(3,234)	(23,932)
Interest expense - Hercules debt facility	(6,924)	(12,876)	(14,624)	5,952	1,748
Interest expense - other	(971)	—	—	(971)	—
Foreign currency gains / (losses), net	26,131	(10,507)	(1,691)	36,638	(8,816)
Changes in fair value of liability related to pre-funded warrants	12,405	—	—	12,405	—
Issuance costs - Pre-funded warrants	(1,500)	—	—	(1,500)	—
Total non-operating items, net	$(7,991)	$(52,833)	$(23,686)	$44,842	$(29,147)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized interest income of $17.0 million in 2025, $21.4 million in 2024 and $19.6 million in 2023. Our interest income decreased in 2025 by $4.4 million compared to 2024, and increased in 2024 by $1.9 million compared to 2023, primarily due to market interest rate developments and fluctuating balances of investment securities and cash on hand year over year.

In May 2023, uniQure biopharma entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. to sell certain current and future royalties due to uniQure biopharma from CSL Behring under the CSL Behring Agreement by and between uniQure biopharma and CSL Behring from the net sales of HEMGENIX. We recognized non-cash interest expenses related to the Royalty Financing Agreement of $54.1 million in 2025, $50.9 million in 2024 and $26.9 million in 2023, respectively.

We recognized interest expenses of $6.9 million in 2025, $12.9 million in 2024 and $14.6 million in 2023 related to the Hercules debt facility. Interest expenses decreased by $6.0 million in 2025 compared to 2024, primarily due to the $50.0 million repayment of the Hercules debt in July 2024, as well as a decrease in market interest rates. Interest expense decreased by $1.7 million in 2024, compared to 2023, primarily due to the $50.0 million repayment of Hercules debt in July 2024, as well as a decrease in market interest rates.

We hold monetary items and enter into transactions in foreign currencies, predominantly in euros and U.S. dollars. We recognize foreign exchange results related to changes in these foreign currencies. In 2025, we recognized a net foreign currency gain of $26.1 million related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group. We recognized a net foreign currency loss of $10.5 million in 2024 and $1.7 million in 2023.

We recognized a $10.9 million gain in 2025, net of issuance costs, related to a decrease in the fair value of the liability related to pre-funded warrants, compared to nil for the same periods in 2024 and 2023.

Income tax expense

We recognized $5.6 million of income tax expense in 2025 compared to $2.4 million of income tax expense in 2024 and $1.9 million of income tax expense in 2023.

The $3.2 million increase of income tax expense in 2025 compared to 2024 is primarily attributable to the recognition of $3.9 million of current income tax expense related to the agreement reached with the Dutch tax authorities in 2025, to treat the $375.0 million upfront payment received in 2023 under the Royalty Financing Agreement as taxable income in that year. The income tax recorded in 2024 and 2023 primarily related to the consumption of net operating losses in the U.S. Until mid-2023, we also recognized deferred tax income in France related to the buildup of net operating losses by our French entity.

Financial Position, Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents, restricted cash and investment securities of $624.1 million. We believe our cash and cash equivalents, restricted cash, and investment securities will be sufficient to fund our projected operating expenses into the second half of 2029. Such operating expenses include expenses to fund the ongoing clinical trials of AMT-130, AMT-162, AMT-191 and AMT-260, as well as the potential investment of a material portion of the proceeds from our September 2025 public follow-on offering primarily into advancing certain of our clinical candidates into late state development. The amount and timing of our actual expenditures may vary significantly depending on when we commence, as well as the design of, any Phase III trials for AMT-130, AMT-191, and AMT-260 that we may conduct. We have based our estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, and as such, we may require additional funding.

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

Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2025, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. The loan has an interest-only period until October 1, 2028 and we are contractually required to repay the $50.0 million in equal installments between October 1, 2028 and October 1, 2030. The interest-only period will be extended to October 1, 2029 if the BLA for AMT-130 is approved prior to June 15, 2027. The loan will be interest-only until October 1, 2030 if certain commercial milestones are met prior to December 31, 2028. Future contractual interest payments (assuming repayments commence on October 1, 2028) associated with the loan are $21.9 million, with $4.8 million payable within the next 12 months.

Leases

We entered into lease arrangements for facilities, including corporate, laboratory and office space. As of December 31, 2025, we had fixed lease payment obligations of $21.7 million, with $4.6 million payable within the next 12 months. Following the Closing of the Lexington Transaction, we assigned our lease for the Lexington facility to Genezen, which reduced our fixed lease payment obligations by $20.7 million. As of December 31, 2025, we remained obligated under a guarantee of lease payments of $16.3 million, with the maximum potential exposure under the guarantee decreasing over the remaining lease term through May 2029.

Commitments related to the uniQure France Acquisition (nominal amounts)

In connection with the uniQure France Acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractually defined milestones. The commitments include payments related to post-acquisition services that we agreed as part of the transaction. In December 2024, we made a payment of EUR 30.0 million ($31.5 million) to the former shareholders of uniQure France following the dosing of the first patient in Phase I/IIa clinical trial for AMT-260. As of December 31, 2025, our remaining commitment amounts include EUR 160.0 million ($188.0 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and EU. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestones will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of December 31, 2025, of $1.18/€1.00. As of December 31, 2025, we expect these obligations will become payable between 2028 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

Commitments related to the CSA and DMSA with Genezen

Our CSA with Genezen requires us to take or pay contract manufacturing services for HEMGENIX during a three-year period ending July 2027. As of December 31, 2025, our remaining minimum purchase commitments to Genezen amount to $16.2 million, with $10.3 million to be paid within the next 12 months. CSL Behring’s minimum purchase commitments to us over the next 12 months are $16.4 million, of which $16.2 million relates to such minimum purchase commitments to Genezen.

Our DMSA with Genezen requires us to take or pay contract development services during a three-year period ending July 2027. As of December 31, 2025 our remaining minimum purchase commitments amount to $7.3 million with $4.3 million to be paid within the next 12 months.

The table below summarizes our consolidated cash flow data for the years ended December 31, 2025, 2024, and 2023

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$160,329	$244,544	$231,173
Net cash used in operating activities	(177,963)	(182,728)	(145,929)
Net cash (used in) / generated from investing activities	(321,619)	162,968	(205,686)
Net cash generated from / (used in) financing activities	415,398	(59,486)	362,721
Foreign exchange impact	5,657	(4,969)	2,265
Cash, cash equivalents and restricted cash at the end of period	$81,802	$160,329	$244,544

We have previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Holding N.V. in 1998, with the exception of our generating income in 2021 after receiving the upfront payment upon Closing of the CSL Behring Agreement. We continued to incur losses in the current period. We recorded a net loss of $199.0 million for the year ended December 31, 2025, and a net loss of $239.6 million and $308.5 million in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,328.9 million.

Sources of liquidity

From our first institutional venture capital financing in 2006 through to the current period, we funded our operations primarily through private and public placements of equity securities, debt securities, payments from our collaboration partners, as well as $370.1 million from selling a portion of royalties due from our collaboration partner CSL Behring in 2023 in connection with the Royalty Financing Transaction. Between July 2021 and July 2023, we have collected $617.4 million from CSL Behring as a result of the sale of HEMGENIX to CSL Behring and other milestones collected from CSL Behring, and we are eligible to receive additional milestone payments, as well as royalties (to the extent not owed to settle the liability from the Royalty Financing Transaction) on net sales of HEMGENIX.

In 2025, we received aggregate net proceeds of $404.2 million, after deducting underwriting discounts and commissions and other offering expenses, through the completion of follow-on public offerings. In September 2025, we received aggregate net proceeds of $323.7 million in connection with a follow-on public offering of 6.7 million ordinary shares at a public offering price of $47.50 per ordinary share, and, in lieu of ordinary shares to certain investors, pre-funded warrants to purchase 0.5 million of our ordinary shares at the public offering price per share less the $0.0001 per share exercise price for each pre-funded warrant. In January and February 2025, we received aggregate net proceeds of $80.5 million, in connection with a follow-on public offering of 5.1 million ordinary shares at a public offering price of $17.00 per ordinary share.

We have amended the venture debt loan facility entered into with Hercules in June 2013 from time to time, most recently in September 2025. Pursuant to the 2025 Amended Facility, we may draw down (i) an additional $100.0 million in two increments of at least $25.0 million, following the approval of a BLA for AMT-130 prior to June 15, 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and (ii) an additional $25.0 million in a single advance, subject to approval by Hercules.

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

In July 2025, we entered into a Sales Agreement with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market (“ATM”) offering program, under which we may, from time to time and at our sole discretion, offer and sell through Leerink Partners, acting as agent, our ordinary shares, up to an aggregate offering of $200.0 million. As of December 31, 2025, no sales have been made under the ATM offering program.

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

Net Cash used in operating activities

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows from operating activities
Net loss	$(198,971)	$(239,556)	$(308,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	14,759	12,641	11,900
Amortization of discount on investment securities	(10,463)	(10,901)	(10,917)
Share-based compensation expense	17,679	22,258	35,093
Royalty financing agreement interest expense, net of interest paid	38,841	44,203	25,616
Deferred tax expense	1,588	2,429	1,921
Change in fair value of contingent consideration	6,247	(1,817)	15,895
Changes in fair value of liability related to pre-funded warrants	(12,405)	—	—
Unrealized foreign exchange (gains) / losses, net	(23,019)	15,415	(2,206)
Other items, net	(5,429)	(3,848)	4,721
Accounts receivable, prepaid expenses, and other current assets and receivables	(8,597)	(2,243)	(1,323)
Accounts payable	(2,667)	1,520	(4,169)
Accrued expenses, other liabilities, and operating leases	4,474	(5,642)	(5,328)
Contingent consideration milestone payments	—	(19,608)	(1,914)
Inventories	—	2,421	(6,740)
Contract asset related to CSL Behring milestone payment	—	—	100,000
Net cash used in operating activities	$(177,963)	$(182,728)	$(145,929)

Net cash used in operating activities was $178.0 million for the year ended December 31, 2025 and consisted of a net loss of $199.0 million, adjusted for non-cash items including depreciation and amortization expense of $14.8 million, amortization of the discount on investment securities of $10.5 million, share-based compensation expense of $17.7 million, $38.8 million of interest expense net of interest paid related the Royalty Financing Agreement, a change in deferred taxes of $1.6 million, changes in the fair value of contingent consideration of $6.2 million, changes in the fair value of the liability related to pre-funded warrants of $12.4 million and unrealized foreign exchange gains of $23.0 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $6.8 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $8.6 million and a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $1.8 million.

Net cash used in operating activities was $182.7 million for the year ended December 31, 2024, and consisted of a net loss of $239.6 million adjusted for non-cash items, including depreciation, amortization and impairment expense of $12.6 million, amortization of the discount on investment securities of $10.9 million, share-based compensation expense of $22.3 million, $44.2 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $2.4 million, $1.8 million change in the fair value of contingent consideration and unrealized foreign exchange losses of $15.4 million. Net cash generated from operating activities also included unfavorable changes in operating assets and liabilities of $3.9 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $2.2 million. There was a decrease in inventory balances of $2.4 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $4.1 million, primarily related to an increase of $1.5 million in accounts payable and a decrease of $5.6 million related to various accruals. Net cash used in operating activities also includes a payment for a contingent consideration payment of $19.6 million.

Net cash used in operating activities was $145.9 million for the year ended December 31, 2023, and consisted of a net loss of $308.5 million adjusted for non-cash items, including depreciation, amortization and impairment expense of $11.9 million, amortization of the discount on investment securities of $10.9 million, share-based compensation expense of $35.1 million, $25.6 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $1.9 million, $15.9 million change in the fair value of contingent consideration and unrealized foreign exchange gains of $2.2 million. Net cash generated from operating activities also included favorable changes in operating assets and liabilities of $80.5 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $1.3 million. There was a net decrease in contract assets of $100.0 million related to the collection of the $100.0 million milestone due from CSL Behring in July 2023. There was an increase in inventory balances of $6.7 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $9.5 million, primarily related to a decrease of $4.2 million in accounts payable and a decrease of $5.3 million related to various accruals. Net cash used in operating activities also includes a payment for a contingent consideration milestone of $1.9 million.

Net cash (used in) / generated from investing activities

In 2025, we used $321.6 million in our investing activities, compared to $163.0 million generated from investing activities in 2024 and $205.7 million used in investing activities in 2023.

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$337,195	$534,498	$167,907
Investment in debt securities	(658,375)	(359,841)	(366,439)
Capital expenditures - European sites	(406)	(1,783)	(3,389)
Capital expenditures - Lexington sites	(33)	(1,585)	(3,765)
Divestment of commercial manufacturing facility	—	(8,321)	—
Net cash (used in) / generated from investing activities	$(321,619)	$162,968	$(205,686)

Net cash generated from / (used in) financing activities

In 2025, we generated $415.4 million from our financing activities compared to $59.5 million used in financing activities in 2024 and $362.7 million generated from financing activities in 2023.

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows from financing activities
Proceeds from follow-on public offerings of ordinary shares, net of issuance costs	$380,737	$—	$—
Proceeds from issuance of pre-funded warrants, net of issuance costs	23,499	—	—
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	11,162	2,123	308
Repayment of long-term debt	—	(53,050)	—
Contingent consideration milestone payments	—	(8,559)	(7,649)
Proceeds from royalty financing agreement, net of issuance costs	—	—	370,062
Net cash generated from / (used in) financing activities	$415,398	$(59,486)	$362,721

In December 2024, following the dosing of the first patient in Phase I/IIa clinical trial for AMT-260, we made a payment of EUR 30.0 million ($31.5 million) to the former shareholders of uniQure France based on contractually defined milestones. EUR 26.8 million ($28.2 million) of this payment related to a contingent consideration of which EUR 8.2 million ($8.6 million) was classified as cash flows from financing activities and EUR 18.7 million ($19.6 million) was classified as a net cash flow used in operating activities.

In September 2023, following the FDA’s clearance of the IND application for AMT-260, we made a payment of EUR 10.0 million ($10.7 million) to the former shareholders of uniQure France based on contractually defined milestones. EUR 8.9 million ($9.6 million) of this payment related to a contingent consideration of which EUR 7.2 million ($7.6 million) was classified as cash flows from financing activities and EUR 1.8 million ($1.9 million) was classified as a net cash flow used in operating activities.

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	Investments to develop AMT-130, AMT-191 and AMT-260 beyond completing the ongoing trials;
●	activities to prepare for the potential commercialization of AMT-130 for Huntington’s disease, if we can align on the requirements for marketing authorization with the respective regulatory authorities;
●	earnout payments we might owe the former shareholders of uniQure France, which are subject to the achievement of specific development and regulatory milestones;
●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
~~●~~	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Variations in exchange rates will impact earnings and other comprehensive income or loss. On December 31, 2025, if the euro had weakened 10% against the U.S. dollar with all other variables held constant, the pre-tax loss for the year would have been $12.4 million higher (December 31, 2024: pre-tax loss $25.0 million higher), and other comprehensive loss would have been $2.5 million lower (December 31, 2024: other comprehensive loss $11.0 million higher). Conversely, if the euro had strengthened 10% against the U.S. dollar with all other variables held constant, the pre-tax loss for the year would have been $12.4 million lower (December 31, 2024: pre-tax loss $25.0 million lower), and other comprehensive loss would have been $1.9 million higher (December 31, 2024: other comprehensive loss $12.1 million lower).

We strive to mitigate foreign exchange risk through holding sufficient funds in euro and U.S. dollars, to finance budgeted cash flows for generally 18 months.

The sensitivity in other comprehensive income to fluctuations in exchange rates primarily relates to the translation of the net assets of our Dutch entities from their functional currency, the euro, into our reporting currency, the U.S. dollar.

Price risk

The market prices for the provision of preclinical and clinical materials and services, as well as external contracted research, may vary over time.

The commercial prices of any of our products or product candidates are currently uncertain.

We are not exposed to commodity price risk.

We do not have a material exposure to equity securities price risk, as we do not hold marketable equity securities.

Interest rate risk

Our interest rate risk arises from short- and long-term debt and investment securities.

In June 2013, we entered into a venture debt loan facility with Hercules, which was last amended in September 2025, under which our borrowings bear interest at a variable rate with a fixed floor. Long-term debt issued at fixed rates expose us to fair value interest rate risk. As of December 31, 2025, the loan bore a nominal interest rate of 9.45%.

As of December 31, 2025, if interest rates on borrowings had been 1.0% higher with all other variables held constant, pre-tax earnings for the year would have been $0.5 million lower (2024: $0.8 million lower; 2023: $1.0 million lower.)

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

All of our investment securities held as of December 31, 2025, had maturities ranging between one to nine months. Due to the relatively short-term nature of these financial instruments and our ability and intention to hold these investments to maturity, we believe there is no material exposure to interest rate risk.

Credit Risk

Credit risk is managed on a consolidated basis. Credit risk arises from cash and cash equivalents and deposits with banks and financial institutions, outstanding receivables and committed transactions with collaboration partners and a third-party manufacturer, along with security deposits paid to landlords. As of December 31, 2025, our primary counterparties include CSL Behring and Genezen.

Our cash and cash equivalents include bank balances, demand deposits and other short-term highly liquid investments (with maturities of less than three months at the time of purchase) that are readily convertible into a known amount of cash and are subject to an insignificant risk of fluctuation in value.

Restricted cash includes deposits made in relation to facility leases in Amsterdam, the Netherlands and Lexington, Massachusetts, and Basel, Switzerland. The deposits are neither impaired nor past due.

We also have short-term investment securities in U.S. and European government bonds maturing within one to nine months. Our investment policy requires us to invest in U.S. and European government bonds with a high investment credit rating. Due to the high credit quality of our counterparties, we believe there is no material exposure to credit risk in our portfolio of investment securities.

Liquidity Risk

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we believe our cash and cash equivalents, restricted cash, and investment securities will be sufficient to fund our projected operating expenses into the second half of 2029. Such operating expenses include expenses to fund the ongoing clinical trials of AMT-130, AMT-162, AMT-191 and AMT-260, as well as the potential investment of a material portion of the proceeds from our September 2025 public follow-on offering primarily into advancing certain of our clinical candidates into late stage development. The amount and timing of our actual expenditures may vary significantly depending on when we commence, as well as the design of, any Phase III trials for AMT-130, AMT-191, and AMT-260 that we may conduct. We have based our estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, and as such, we may require additional funding.

The table below analyzes our financial liabilities in relevant maturity groupings based on the length of time until the contractual maturity date, as of the balance sheet dates. Disclosed in the table below are the contractual undiscounted cash flows. Balances due within 12 months equal their carrying value as the impact of discounting is not significant.

		Less than	Between	Between
	Undefined	1 year	1 - 3 years	3 - 5 years	Over 5 years

	(in thousands)
At December 31, 2025
Long-term debt (including payments of nominal interest and back end fees)	$—	$4,791	$15,659	$51,472	$—
Accounts payable, accrued expenses and other current liabilities	—	46,462	—	—	—
Commitments related to uniQure France Acquisition (maximum nominal amounts)(1)	188,000	—	—	—	—
Total	$188,000	$51,253	$15,659	$51,472	$—
At December 31, 2024
Long-term debt (including payments of nominal interest and back end fees)	$—	$8,616	$57,403	—	—
Accounts payable, accrued expenses and other current liabilities	—	58,175	—	—	—
Commitments related to uniQure France Acquisition (maximum nominal amounts)(2)	166,195	—	—	—	—
Total	$166,195	$66,791	$57,403	$—	$—

(1)  Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2025, of $1.18 / €1.00

(2)  Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2024, of $1.04 / €1.00

The table of contractual undiscounted cash flows excludes the liability in relation to pre-funded warrants as these are expected to be settled in ordinary shares and do not require cash settlement.

In relation to the uniQure France Acquisition, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractual milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. The timing of achieving these milestones, as well as whether the milestone will be achieved at all, and consequently the timing of payments is generally uncertain. We expect these obligations will become payable between 2028 and 2033. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in Part IV, Item 15, and is incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”, our principal executive officer) and chief financial officer (“CFO”, our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO 2013 framework.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is filed within this Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, the following adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Matthew Kapusta, Chief Executive Officer	October 5, 2025	332,576	November 1, 2026
Jeannette Potts, Chief Legal Officer	October 2, 2025	45,730	December 31, 2026
Jeremy Springhorn, Non-executive Director	October 3, 2025	10,000	December 30, 2027

(1) Date of adoption of this Rule 10b5-1 trading arrangement is in accordance with applicable SEC rules and regulations. The first trade pursuant to this Rule 10b5-1 trading arrangement will be, in accordance with applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement, to the extent triggered under its terms.

(2) The Rule 10b5-1 trading arrangement is scheduled to expire on the date listed in the table, subject to earlier termination upon the sale of all shares subject to the Rule 10b5-1 trading arrangement, or as otherwise provided in the Rule 10b5-1 trading arrangement.

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

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

The remaining information required by Item 10 is incorporated by reference from our Proxy Statement for our 2026 annual meeting of shareholders, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 annual meeting of shareholders, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 annual meeting of shareholders, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 annual meeting of shareholders, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 annual meeting of shareholders, which we will file within 120 days of December 31, 2025, or will be included in an amendment to this Annual Report on Form 10-K.

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

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

uniQure N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of uniQure N.V. and subsidiaries (‘the Company’) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity / (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Critical Audit Matters

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

Amstelveen, the Netherlands
March 2, 2026

uniQure N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$80,240	$158,930
Current investment securities	542,301	208,591
Accounts receivable	5,863	5,881
Prepaid expenses	20,506	9,281
Other current assets and receivables	7,076	7,606
Total current assets	655,986	390,289
Non-current assets
Property, plant and equipment, net	13,800	20,424
Other investments	30,237	27,464
Operating lease right-of-use assets	12,525	13,647
Intangible assets, net	72,790	71,043
Goodwill	25,355	22,414
Deferred tax assets, net	8,654	9,856
Other non-current assets	5,561	1,399
Total non-current assets	168,922	166,247
Total assets	$824,908	$556,536
Current liabilities
Accounts payable	$5,170	$7,227
Accrued expenses and other current liabilities	41,292	29,225
Liability related to pre-funded warrants	12,595	—
Current portion of operating lease liabilities	3,862	3,601
Total current liabilities	62,919	40,053
Non-current liabilities
Long-term debt	49,699	51,324
Liability from royalty financing agreement	473,199	434,930
Operating lease liabilities, net of current portion	9,832	11,136
Contingent consideration	18,736	10,860
Deferred tax liability, net	7,967	7,043
Other non-current liabilities, net of current portion	3,655	7,942
Total non-current liabilities	563,088	523,235
Total liabilities	626,007	563,288
Commitments and contingencies
Shareholders' equity / (deficit)
Ordinary shares, €0.05 par value: 80,000,000 shares authorized as of December 31, 2025 and December 31, 2024 and 62,336,717 and 48,988,087 ordinary shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3,688	2,945
Additional paid-in-capital	1,582,371	1,173,068
Accumulated other comprehensive loss	(58,222)	(52,800)
Accumulated deficit	(1,328,936)	(1,129,965)
Total shareholders' equity / (deficit)	198,901	(6,752)
Total liabilities and shareholders' equity / (deficit)	$824,908	$556,536

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2025	2024	2023

	(in thousands, except share and per share amounts)
License revenues	$15,934	$10,133	$2,758
Contract manufacturing revenues	—	6,114	10,835
Collaboration revenues	164	10,872	2,250
Total revenues	16,098	27,119	15,843
Operating expenses:
Cost of license revenues	(1,686)	(1,267)	(65)
Cost of contract manufacturing revenues	—	(17,060)	(13,563)
Research and development expenses	(140,673)	(143,782)	(214,864)
Selling, general and administrative expenses	(65,456)	(52,657)	(74,591)
Total operating expenses	(207,815)	(214,766)	(303,083)
Other income	14,410	7,926	6,059
Other expense	(8,042)	(4,573)	(1,690)
Loss from operations	(185,349)	(184,294)	(282,871)
Interest income	16,967	21,415	19,562
Interest expense	(61,994)	(63,741)	(41,557)
Foreign currency gains / (losses), net	26,131	(10,507)	(1,691)
Other non-operating gains, net	10,905	—	—
Loss before income tax expense	$(193,340)	$(237,127)	$(306,557)
Income tax expense	(5,631)	(2,429)	(1,921)
Net loss	$(198,971)	$(239,556)	$(308,478)
Other comprehensive loss:
Foreign currency translation (losses) / gains, net	(6,193)	426	6,874
Defined benefit pension gain / (loss), net of taxes	771	327	(2,136)
Total comprehensive loss	$(204,393)	$(238,803)	$(303,740)
Loss per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(3.46)	$(4.92)	$(6.47)
Weighted average shares - basic and diluted	57,502,068	48,649,129	47,670,986

The accompanying notes are an integral part of these consolidated financial statements.

uniQure N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at December 31, 2022	46,968,032	$2,838	$1,113,393	$(58,291)	$(581,931)	$476,009
Loss for the period	—	—	—	—	(308,478)	(308,478)
Other comprehensive income, net	—	—	—	4,738	—	4,738
Exercises of share options	14,070	1	129	—	—	130
Restricted and performance share units distributed during the period	832,530	43	(43)	—	—	—
Share-based compensation expense	—	—	35,093	—	—	35,093
Issuance of ordinary shares relating to employee stock purchase plan	19,198	1	177	—	—	178
Balance at December 31, 2023	47,833,830	$2,883	$1,148,749	$(53,553)	$(890,409)	$207,670
Loss for the period	—	—	—	—	(239,556)	(239,556)
Other comprehensive income, net	—	—	—	753	—	753
Exercises of share options	169,898	9	2,065	—	—	2,074
Restricted share units distributed during the period	974,209	52	(52)	—	—	—
Share-based compensation expense	—	—	22,258	—	—	22,258
Issuance of ordinary shares relating to employee stock purchase plan	10,150	1	48	—	—	49
Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(198,971)	(198,971)
Other comprehensive loss, net	—	—	—	(5,422)	—	(5,422)
Follow-on public offerings	11,810,370	655	380,082	—	—	380,737
Tax benefit related to historical share issuance costs	—	—	468			468
Exercises of share options	694,879	42	11,120	—	—	11,162
Restricted and performance share units distributed during the period	843,381	46	(46)	—	—	—
Share-based compensation expense	—	—	17,679	—	—	17,679
Balance at December 31, 2025	62,336,717	$3,688	$1,582,371	$(58,222)	$(1,328,936)	$198,901

The accompanying notes are an integral part of these consolidated financial statements

uniQure N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows from operating activities
Net loss	$(198,971)	$(239,556)	$(308,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,759	12,641	11,900
Amortization of discount on investment securities	(10,463)	(10,901)	(10,917)
Share-based compensation expense	17,679	22,258	35,093
Royalty financing agreement interest expense, net of interest paid	38,841	44,203	25,616
Deferred tax expense	1,588	2,429	1,921
Changes in fair value of contingent consideration	6,247	(1,817)	15,895
Changes in fair value of liability related to pre-funded warrants	(12,405)	—	—
Unrealized foreign exchange (gains) / losses, net	(23,019)	15,415	(2,206)
Other items, net	(5,429)	(3,848)	4,721
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	(8,597)	(2,243)	(1,323)
Accounts payable	(2,667)	1,520	(4,169)
Accrued expenses, other liabilities, and operating leases	4,474	(5,642)	(5,328)
Contingent consideration milestone payments	—	(19,608)	(1,914)
Inventories	—	2,421	(6,740)
Contract asset related to CSL Behring milestone payments	—	—	100,000
Net cash used in operating activities	(177,963)	(182,728)	(145,929)
Cash flows from investing activities
Proceeds on maturity of debt securities	337,195	534,498	167,907
Investment in debt securities	(658,375)	(359,841)	(366,439)
Divestment of commercial manufacturing facility	—	(8,321)	—
Purchases of property, plant, and equipment	(439)	(3,368)	(7,154)
Net cash (used in) / generated from investing activities	(321,619)	162,968	(205,686)
Cash flows from financing activities
Proceeds from follow-on public offerings of ordinary shares, net of issuance costs	380,737	—	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	23,499	—	—
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	11,162	2,123	308
Repayment of long-term debt	—	(53,050)	—
Contingent consideration milestone payments	—	(8,559)	(7,649)
Proceeds from royalty financing agreement, net of issuance costs	—	—	370,062
Net cash generated from / (used in) financing activities	415,398	(59,486)	362,721
Currency effect on cash, cash equivalents and restricted cash	5,657	(4,969)	2,265
Net (decrease) / increase in cash, cash equivalents and restricted cash	(78,527)	(84,215)	13,371
Cash, cash equivalents and restricted cash at the beginning of period	160,329	244,544	231,173
Cash, cash equivalents and restricted cash at the end of period	$81,802	$160,329	$244,544
Cash and cash equivalents	$80,240	$158,930	$241,360
Restricted cash related to leasehold and other deposits	1,562	1,399	3,184
Total cash, cash equivalents and restricted cash	$81,802	$160,329	$244,544
Supplemental cash flow disclosures:
Cash paid for interest	$(25,069)	$(20,567)	$(16,878)
Non-cash decrease in accounts payables and accrued expenses and other current liabilities related to purchases of property, plant, and equipment	$(99)	$(672)	$(513)

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

The consolidated financial statements have been prepared under the historical cost convention, except for financial instruments, contingent consideration and the liability related to pre-funded warrants, which are recorded at fair value within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The consolidated financial statements are presented in United States (“U.S.”) dollars ($), except where otherwise indicated. Transactions denominated in currencies other than U.S. dollars are presented in the transaction currency with the U.S. dollar amount included in parenthesis, converted at the foreign exchange rate as of the transaction date.

The consolidated financial statements presented have been prepared on a going concern basis based on the Company’s cash and cash equivalents as of December 31, 2025 and the Company’s budgeted cash flows for the twelve months following the issuance date.

2.2         Use of estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP and Securities and Exchange Commission (“SEC”) rules and regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to contingent consideration related to the July 2021 acquisition of uniQure France SAS (the “uniQure France Acquisition”). If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

2.3         Accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These policies have been consistently applied to all years presented, unless otherwise stated.

2.3.1      Consolidation

The consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Subsidiaries are all entities over which the Company has a controlling financial interest either through variable interest or through voting interest. Currently, the Company is not involved with variable interest entities.

Intercompany transactions, balances, income, and expenses on transactions between uniQure entities are eliminated upon consolidation. Profits and losses resulting from intercompany transactions that are recognized in assets are also eliminated. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Company.

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

The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, the creation of other current liabilities, or with respect to the liability in relation to pre-funded warrants, the Company’s ordinary shares. Current liabilities are expected to be settled in the normal operating cycle. The pre-funded warrants are exercisable at the option of the holder and may be settled at any time. The Company classifies all other liabilities as non-current.

Deferred tax assets and liabilities are classified as non-current assets and liabilities, if any.

2.3.3      Foreign currency translation

The functional currency of the Company and each of its entities (except for uniQure Inc. and uniQure Switzerland GmbH (“uniQure Switzerland”), formerly Corlieve Therapeutics AG, is the euro (€, or EUR). This represents the currency of the primary economic environment in which the entities operate. The functional currency of uniQure Inc. is the U.S. dollar ($) and the functional currency of uniQure Switzerland is the Swiss franc (CHF). The consolidated financial statements are presented in U.S. dollars.

Foreign currency transactions are measured and recorded in the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies at exchange rates prevailing at the balance sheet date are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Upon consolidation, the assets and liabilities of foreign operations are translated into the functional currency of the shareholding entity at the exchange rates prevailing at the balance sheet date; items of income and expense are translated at monthly average exchange rates. The consolidated assets and liabilities are translated from uniQure N.V.’s functional currency, the euro, into the reporting currency, the U.S. dollar, at the exchange rates prevailing at the balance sheet date; items of income and expense are translated at monthly average exchange rates. Issued capital and additional paid-in capital are translated at historical rates with differences to the balance sheet date rate recorded as translation adjustments within Other comprehensive loss. The exchange differences arising on translation for consolidation are recognized within Accumulated other comprehensive loss. On disposal of a foreign operation, the component of Other comprehensive loss relating to that foreign operation, is recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Items measured at fair value on a recurring basis include financial instruments, contingent consideration and the liability related to pre-funded warrants (Note 6, “Fair value measurement”). The carrying amount of cash and cash equivalents, accounts receivable from our licensing and collaboration partner, other assets, accounts payable, accrued expenses and other current liabilities reflected in the Consolidated Balance Sheets approximate their fair values due to their short-term maturities.

2.3.5      Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with the uniQure France Acquisition to their fair value, and records the changes in the fair value within research and development expenses. Changes in contingent consideration obligations result from changes in assumptions regarding the probabilities of achieving the relevant milestones, the estimated timing of achieving such milestones, and the interest rate to discount the milestone payments. The probability-adjusted payments are discounted to present value using a discount rate representing the Company’s credit risk. This discount rate is determined using the effective interest rate of the Company’s existing debt facility, adjusted for differences in maturity dates based on market data on effective yields for U.S. bonds with a CCC credit rating.

Payments of portions of contingent consideration initially recorded as of the July 2021 date of the uniQure France Acquisition are recorded as cash flows from financing activities, and payments, or the portion of the milestone payments representing changes in the fair value of contingent consideration subsequent to the initial recognition, are recorded as cash flows from operating activities.

Refer to Note 6 “Fair value measurement” for further information.

2.3.6      Liability related to pre-funded warrants

As part of the Company’s September 2025 follow-on public offering, the Company issued pre-funded warrants (the “Pre-Funded Warrants”), denominated in U.S. dollars. As the Pre-Funded Warrants are not denominated in the Company’s functional currency, they are not indexed to the Company’s ordinary shares in accordance with ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity. The obligation to issue ordinary shares at an offering price of $47.50 per ordinary share, less a $0.0001 per ordinary share exercise price, is classified as a liability. The liability related to pre-funded warrants is accounted for at fair value in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the liability related to pre-funded warrants are recognized within Other non-operating items, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The liability related to pre-funded warrants is classified as current due to the Pre-Funded Warrant holder’s right to exercise at any time. The Company made an accounting policy election to exclude the Pre-Funded Warrants from the denominator in the computation of basic net loss per ordinary share, as such instruments are not considered to be outstanding ordinary shares.

Refer to Note 6 “Fair value measurement” for further information.

2.3.7      Divestiture of commercial manufacturing activities

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

As consideration, the Company received (i) shares of newly issued Series C preferred stock of Genezen Holdings Inc. which are convertible into Genezen common stock and will accrue an 8.0% per annum cumulative dividend, (ii) a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance, (iii) a right to purchase HEMGENIX at terms considered favorable to market terms and (iv) a firm purchase commitment liability for its customer contract with CSL Behring, inherently related to the right to purchase HEMGENIX.

Refer to Note 3 “Divestiture of commercial manufacturing activities” and Note 4 “Other investments” for further information.

a.	Series C preferred stock

The Company recorded the Series C preferred stock in Genezen Holdings Inc. issued to the Company at fair value. The Company subsequently measures these non-marketable equity securities at cost, less any impairment, adjusted to fair value if there are observable price changes in orderly transactions for an identical or similar investment in Genezen Holdings Inc., in accordance with topic ASC 321, Investments – Equity Securities. The series C preferred stock is presented within Other investments on the Company’s Consolidated Balance Sheets.

Refer to Note 4 “Other investments” for further information.

b.	Convertible promissory note

The convertible promissory note was recognized at its fair value. The convertible promissory note is classified as not held for sale and subsequently measured at amortized cost, net of allowance for credit losses, as applicable, in accordance with topic ASC 310, Receivables, as it did not meet the definition of a debt security under topic ASC 320, Investments – Debt Securities. Expected credit losses are determined with consideration to the financial condition and performance of the counterparty. The Company accrues interest income on its convertible promissory note using the effective interest method over the convertible promissory note’s contractual term. The convertible promissory note is presented within Other investments on the Company’s Consolidated Balance Sheets.

Refer to Note 4 “Other investments” for further information.

c.	Right to purchase

The Company entered into a Commercial Supply Agreement (the “CSA”) with Genezen. The CSA provides the Company with rights to purchase HEMGENIX at terms considered favorable to market terms. In accordance with ASC 805, Business Combinations, the Company recorded an intangible asset at its fair value with respect to these favorable terms at Closing. The intangible asset is stated at historical cost, less accumulated amortization. The Company amortizes the intangible asset on a straight-line basis over a three-year term. The Company presents the amortization expense within Other expense within the Consolidated Statements of Operations and Comprehensive Loss.

d.	Firm purchase commitment liability

The CSA includes a minimum term of three years and minimum purchase commitments of HEMGENIX over the first three years, unless certain contractual provisions are triggered. The Company expects to resell HEMGENIX purchased from Genezen through its minimum commitments to CSL Behring at a loss. In accordance with ASC 330, Inventory, the Company recognized a liability related to the net losses expected from the purchase of these minimum commitments. The Company presents the current portion of the firm purchase commitment liability within Accrued expenses and other current liabilities and the non-current portion within Other non-current liabilities, net of current portion on the Consolidated Balance Sheets. The Company subsequently adjusts the liability for any changes to the losses expected to be incurred. The Company presents changes to the liability within Other expense within the Consolidated Statements of Operations and Comprehensive Loss.

2.3.8      Notes to the Consolidated Statements of Cash Flows

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

Cash flows denominated in foreign currencies have been translated at the average exchange rates. Exchange differences, if any, affecting cash and cash equivalents are shown separately in the Consolidated Statements of Cash Flows. Interest paid and received, and income taxes are included in net cash used in operating activities.

2.3.9      Segment information

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

2.3.10      Net loss per ordinary share

The Company follows the provisions of ASC 260, Earnings Per Share. In accordance with these provisions, net loss per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares outstanding during the period.

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

2.3.11    Impairment of long-lived assets

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

2.3.12    Goodwill and acquired research and development intangible asset

a.	Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the net assets assumed in a business combination. Goodwill is not amortized but is evaluated for impairment on an annual basis, and between annual tests, if the Company becomes aware of any events occurring or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A reporting unit is an operating segment or one level below an operating segment. In the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any impairment charges related to goodwill.

b.	Acquired research and development

As part of the uniQure France Acquisition, the Company recorded an In-process research and development intangible asset related to the AMT-260 program (the “IPR&D Intangible Asset”). The IPR&D Intangible Asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts and is not amortized. If and when development is completed, which would occur when regulatory approval to market a candidate for the treatment of temporal lobe epilepsy is obtained, the associated asset would be deemed finite-lived and would then be amortized based on its respective useful life at that point in time. For the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any impairment charges related to the IPR&D Intangible Asset.

In case of abandonment, the IPR&D Intangible Asset will be written off. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests indefinite-lived intangible assets for impairment on an annual basis, and between annual tests, if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair value of the IPR&D Intangible Asset is below its carrying amount.

2.3.13    Investment securities

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

Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents (December 31, 2025: nil, December 31, 2024: $15.3 million).

A decline in the market value of any investment security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost base for the security is established. Other-than-temporary impairment charges are included in interest and other income (expense), net. Interest income is recognized when earned.

Refer to Note 5 “Investment securities” for further information.

2.3.14    Accounts receivable

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

2.3.16    Other (non-) current assets

Deposits paid are either presented as Other current assets and receivables or as Other non-current assets based on the duration of the underlying contractual arrangement. Deposits are classified as restricted cash and primarily relate to facility leases.

Contract assets are presented in current assets or as non-current assets based on the timing of the right to consideration.

2.3.17    Property, plant, and equipment

Property, plant, and equipment is comprised mainly of laboratory equipment, leasehold improvements, construction-in-progress (“CIP”) and office equipment. All property, plant and equipment is stated at cost, less accumulated depreciation. CIP consists of capitalized expenses associated with construction of assets not yet placed into service. Depreciation commences on CIP once the asset is placed into service based on its useful life determined at that time.

Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss on the transaction is recognized within the Consolidated Statements of Operations and Comprehensive Loss.

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

2.3.19    Accounts payable and accrued expenses

Accounts payable comprise invoiced amounts related to obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers. Accounts payable are recognized at the amounts invoiced by suppliers.

Accrued expenses are recognized for goods or services that have been acquired in the ordinary course of business.

Contract liabilities, if any, are presented in accrued expenses.

2.3.20    Long-term debt

Long-term debt is initially recognized at cost and presented net of original issue discount or premium and debt issuance costs on the Consolidated Balance Sheets. Amortization of debt discount and debt issuance costs is recognized as interest expense within the Consolidated Statements of Operations and Comprehensive Loss over the period of the debt, using the effective interest rate method.

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

The Company maintains a qualified 401(k) Plan for all employees located in the U.S. The 401(k) Plan offers both a pre-tax and post-tax (Roth) component. Employees may contribute up to the U.S. Internal Revenue Service (“IRS”) statutory limit each calendar year. The Company matches $0.50 for every $1.00 contributed to the plan by participants, up to 6% of base compensation. Employer contributions are recognized as they are contributed, as long as the employee is rendering services in that period. If employer contributions are made in periods after an individual retires or terminates, the estimated cost is accrued during the employee’s service period.

Expenses under the defined contribution plans were $1.8 million, $2.7 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company maintains a defined benefit plan for its Switzerland-based employees, including retirement benefit plans required by applicable local law. The Company accounts for pension assets and liabilities in accordance with ASC 715, Compensation - Retirement Benefits, which requires the recognition of the funded status of pension plans in the Company’s Consolidated Balance Sheets. The liability in respect to the defined benefit pension plan is the projected benefit obligation calculated annually by independent actuaries using the projected unit credit method.

The projected benefit obligations as of December 31, 2025 and December 31, 2024 represent the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee services rendered before that date. Service cost is reported in research and development and general and administrative expenses. All other components of net period costs are reported in interest expense within the Consolidated Statement of Operations and Comprehensive Loss. Plan assets are recorded at their fair value. Gains or losses arising from plan curtailments or settlements are accounted for at the time they occur. Actuarial gains and losses arising from differences between the actual and the expected return on plan assets are recognized in Accumulated other comprehensive loss.

2.3.22    Share-based compensation

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation.

All of the Company’s share-based compensation plans for employees are equity-classified. ASC 718 requires all share-based compensation to employees, including grants of employee options, restricted share units, performance share units and modifications to existing instruments, to be recognized within the Consolidated Statements of Operations and Comprehensive Loss, based on their grant-date fair values, net of an estimated forfeiture rate, over the requisite service period. Forfeitures of employee options are recognized as they occur. Compensation expense related to Performance Share Units is recognized when the Company considers achievement of the associated milestones to be probable. The requirements of ASC 718 are also applied to non-employee share-based payment transactions except for specific guidance on certain inputs to an option-pricing model and the attribution of cost.

The Company uses a Hull & White option model to determine the fair value of option awards. The model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

2.3.23    Revenue recognition

The Company primarily generates revenue from its commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”).

License revenue

In June 2020 the Company entered into the CSL Behring Agreement pursuant to which CSL Behring received the exclusive global rights to HEMGENIX, which became fully effective in May 2021. The Company concluded that CSL Behring is a customer in accordance with ASC 606, Revenue from Contracts with Customers. The Company recognized the revenue related to its performance obligation to sell the exclusive global rights to HEMGENIX in May 2021. The Company also allocated the following consideration to this performance obligation:

i)	Variable milestone payments; and,
ii)	Sales milestone payments and royalties

The Company recognizes license revenue in relation to the regulatory and sales milestone payments when it becomes probable that these will be achieved, and when royalties on sales of HEMGENIX have been earned.

Refer to Note 17 “Collaboration arrangements and concentration of credit risk” for further information.

Contract manufacturing revenue

In the period between April 2022 and July 2024, the Company manufactured HEMGENIX for CSL Behring in accordance with a June 2020 Development and Commercial Supply Agreement between the Company and CSL Behring. Following the Closing of the Lexington Transaction in July 2024, title to HEMGENIX drug product supply directly passes from the contract manufacturer, Genezen, to CSL Behring. The Company does not control HEMGENIX before it is transferred to CSL Behring. The Company arranges for HEMGENIX to be provided by Genezen to CSL Behring. The Company determined that it is an agent in the sale of HEMGENIX to CSL Behring with related accounts receivable presented in Other current assets and receivables in the Consolidated Balance Sheets.

The Company recognizes contract manufacturing revenue when ownership transferred to CSL Behring. Corresponding costs related to the purchase of HEMGENIX from Genezen, net of income from the sales of HEMGENIX to CSL Behring, as well as income related to the release of liabilities associated with expected net losses, in Other expense within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Collaboration revenue

Collaboration revenue related to contracted services is recognized when performance obligations are satisfied.

2.3.24    Other income, other expense

The Company receives certain government and regional grants, which support its research efforts in defined projects, and include contributions towards the cost of research and development. These grants generally provide for reimbursement of approved costs incurred as defined in the respective grants and are deferred and recognized within the Consolidated Statements of Operations and Comprehensive Loss over the period necessary to match them with the costs they are intended to compensate, when it is probable that the Company has complied with any conditions attached to the grant and will receive the reimbursement.

2.3.25    Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses generally consist of laboratory research, clinical trials, statistical analysis, report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors (including post-approval commitments to conduct consistency and comparability studies). In addition, research and development costs include costs of materials and costs of intangible assets purchased from others for use in research and development activities. The costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future use (in other research and development projects, or otherwise) are expensed as research and development costs at the time the costs are incurred or when it is identified that they have no alternative future use.

2.3.26    Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amount and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

The benefits of tax positions are recognized only if those positions are more likely than not, based on their technical merits, to be sustained upon examination. Recognized tax positions are measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2025, and 2024, the Company did not have any significant unrecognized tax benefits.

In accordance with ASC 740, Income Taxes, the Company has made an election to classify interest associated with income tax payments to tax authorities as interest expense.

2.3.27    Royalty Financing Agreement

In May 2023, uniQure biopharma B.V. (“uniQure biopharma”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. (the “Purchaser”) to sell certain current and future royalties due to uniQure biopharma from CSL Behring under the CSL Behring Agreement by and between uniQure biopharma and CSL Behring from the net sales of HEMGENIX. Refer to Note 12 “Royalty Financing Agreement” for further details of the Royalty Financing Agreement. The Company determined that the Royalty Financing Agreement should be accounted for as debt in accordance with topic ASC 470, Debt. The Company initially recognized the debt at fair value. The Company subsequently records the debt at amortized cost and determines the effective interest rate based on its projection of contractual cash flows. Interest expenses are presented as Interest expense within the Consolidated Statements of Operations and Comprehensive Loss, and are recorded over the projected repayment period using the effective interest method. The Company periodically assesses and adjusts the effective interest rate to reflect changes in projected cash flows. The Company prospectively applies the adjusted effective interest rate following the date of change.

In accordance with topic ASC 835, Interest, debt issuance costs incurred in relation to the Royalty Financing Agreement are presented as a reduction of the carrying amount of the debt. Debt issuance cost is amortized together with the interest expense recorded.

Interest expense, net of interest paid is presented as an adjustment to reconcile net loss to net cash used in operating activities within the Consolidated Statement of Cash Flows.

2.3.28    Restructuring expenses

Restructuring charges consist of one-time termination benefits. The Company records one-time termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations. One-time termination benefits are expensed as of the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.

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

Other costs relate to the impairment of the Company’s research and development laboratory in Lexington which closed as a result of an October 2023 reorganization. The Company recognized an impairment loss of the right-of-use asset and corresponding leasehold improvements in accordance with ASC 360, Property, Plant and Equipment.

2.3.29    Recently Adopted Accounting Pronouncements

In the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires enhanced disaggregation and transparency of income tax disclosures, including expanded rate reconciliation and cash tax information. The adoption of ASU 2023-09 resulted in additional income tax disclosures included in this Annual Report on Form 10-K and did not have a material impact on the Company’s consolidated financial statements

In November 2024, the SEC adopted final rules under Release No. 33-11275, Disaggregation of Income Statement Expenses (ASU 2024-03). The rules require registrants to provide enhanced disclosures regarding the disaggregation of certain operating expense categories. The new disclosures are required on an annual basis for fiscal years beginning after December 15, 2026 for large accelerated filers, and interim period disclosures are required beginning in the first quarterly report for the year after adoption. Early adoption is permitted. The Company is currently evaluating the impact of the final rules.

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

uniQure Inc. and uniQure biopharma, both wholly owned subsidiaries of the Company, entered into an Asset Purchase Agreement (“APA”) with Genezen on June 29, 2024. Pursuant to the APA, Genezen agreed to acquire the manufacturing facility including equipment and related manufacturing operations with a carrying value of $15.2 million, inventory with a carrying value of $8.8 million and certain other assets (including allocated goodwill) with a carrying value of $2.8 million associated with the Lexington Facility on Closing.

As consideration, the Company received (i) shares of newly issued Series C preferred stock of Genezen Holdings Inc. which are convertible into Genezen common stock and will accrue an 8.0% per annum cumulative dividend, (ii) a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance and (iii) a right to purchase HEMGENIX at terms considered favorable to market terms. The Company also included a firm purchase commitment liability for its customer contract with CSL Behring, inherently related to the right to purchase HEMGENIX in the consideration received. Refer to Note 2.3.7 “Divestiture of commercial manufacturing activities” and Note 4 “Other investments”.

uniQure Inc., Genezen and the landlord of the Lexington Facility entered into an agreement for uniQure Inc. to assign and Genezen to assume the existing lease agreement between uniQure Inc. and the landlord at Closing. The Company also amended its original July 2013 guarantee to continue guaranteeing rental payments owed by Genezen through to the end of the current lease term in May 2029, under which, as of December 31, 2025, the Company remained obligated for lease payments of $16.3 million. In the event of Genezen’s default related to rental payments owed to the landlord, uniQure Inc. is entitled to terminate the assignment agreement and step into the original lease agreement. On Closing, the Company derecognized its right of use asset with a carrying amount of $11.8 million and related lease liability for the facility of $17.7 million. Following the Closing, $1.7 million of deposits were released and reclassified from restricted cash into cash.

At Closing, uniQure Inc. entered into the CSA with Genezen. Pursuant to the terms of the CSA, the parties agreed to subcontract the manufacturing of HEMGENIX to Genezen. The CSA includes a minimum term of three years and minimum purchase commitments of HEMGENIX commercial supplies of $43.3 million over the first three years, unless certain contractual provisions are triggered. The CSA provides the Company with rights to purchase HEMGENIX at terms considered favorable to market terms. In accordance with ASC 805 Business Combinations, the Company recorded an intangible asset valued at $16.7 million with respect to these favorable terms. The intangible asset will be amortized on a straight-line basis over a three-year term, commencing at Closing. Amortization expense of $5.6 million and $2.5 million (presented within Other expense within the Consolidated Statement of Operations and Comprehensive Loss) was recorded during the years ended December 31, 2025 and December 31, 2024, respectively.

The Company’s obligations with respect to the supply of HEMGENIX to CSL Behring pursuant to the Development and Commercial Supply Agreement between uniQure biopharma and CSL Behring Inc (the “DCSA”) remain in effect notwithstanding the subcontracting to Genezen. The Company expects to resell HEMGENIX material purchased from Genezen through its minimum commitments to CSL Behring at a loss. In accordance with ASC 330 Inventory, the Company, at Closing, recognized a liability of $8.8 million related to the net losses expected from the purchase of these minimum commitments. The liability was accounted for as a reduction of the consideration received. As of December 31, 2025, the Company classified $5.1 million (December 31, 2024: $1.6 million) of the liability as Accrued expenses and other current liabilities and $0.9 million (December 31, 2024: $4.8 million) within Other non-current liabilities, net of current portion within the Consolidated Balance Sheets.

The Lexington Transaction was accounted for as a divestment of the Company’s commercial manufacturing activities. The total net consideration received of $25.4 million, less costs associated with the sale of $3.3 million, exceeded the $20.9 million fair market value of the net assets transferred (including allocated goodwill) by $1.2 million. The excess over the fair market value was recognized as a net gain in Other income within the Consolidated Statement of Operations and Comprehensive Loss.

At Closing, the Company paid a total of $8.3 million to Genezen and CSL related to adjustments of working capital and to obtain consent to proceed with the divestiture.

Additionally, uniQure biopharma entered into a development and other manufacturing services agreement (“DMSA”) with Genezen at Closing. Pursuant to the DMSA, the Company is entitled to receive, as a preferred customer, manufacturing and development services to support the Company’s investigational gene therapy programs and other services related to HEMGENIX (other than its manufacturing and supply obligations under the CSA). The DMSA has a minimum term of three years and requires the Company to purchase services for a total minimum of $14.0 million. As of December 31, 2025, the remaining minimum purchase commitments amount to $7.3 million.

4. Other investments

Convertible promissory note

The Company holds an investment in a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum, for which Genezen is the counterparty. Refer to Note 3 “Divestiture of commercial manufacturing activities”. The convertible promissory note was issued in July 2024 and matures in October 2029. The convertible promissory note had a balance of $14.6 million as of December 31, 2025 (December 31, 2024: $13.7 million) and is presented within Other investments in the Company’s Consolidated Balance Sheets. In the years ended December 31, 2025 and 2024, the Company recognized $1.0 million and $0.4 million of interest income, respectively, compared to nil in 2023. As of December 31, 2025, the Company has not recorded an allowance for credit losses related to the convertible promissory note.

Investments valued under measurement alternative

The Company holds investments in non-publicly traded equity securities without readily determinable fair values. These investments are accounted for at cost, less impairment and adjusted to fair value if there are observable price changes in orderly transactions for identical or similar investments using the measurement alternative in accordance with ASC 321, Investments – Equity Securities. The carrying value of these investments as of December 31, 2025 and December 31, 2024 was $15.6 million and $13.8 million, respectively, and are presented within Other Investments in the Company’s Consolidated Balance Sheets. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative in the years ended December 31, 2025, 2024 and 2023.

5.            Investment securities

The following table summarizes the Company’s investments in government debt securities as of December 31, 2025 and 2024:

	At December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$542,301	$308	$—	$542,609
Total	$542,301	$308	$—	$542,609

	At December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments:
Government debt securities (held-to-maturity)	$208,591	$164	$—	$208,755
Total	$208,591	$164	$—	$208,755

The Company invests in short-term U.S. and European government debt securities with high investment credit ratings. The U.S. and European government bonds are U.S. dollar and euro denominated, respectively. Expected credit losses on government debt securities are assessed based on their credit quality and historical default experience. As of December 31, 2025, no expected credit loss was identified with respect to the investment securities.

Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost (December 31, 2025: nil, December 31, 2024: $15.3 million).

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

The Company’s material financial assets include cash and cash equivalents, restricted cash and investment securities. Cash and cash equivalents and restricted cash are measured at fair value using Level 1 inputs. Restricted cash is included in Other non-current assets within the Consolidated Balance Sheets. Investment securities are measured at amortized cost.

Contingent consideration

The Company is required to pay up to EUR 143.1 million ($168.1 million at the December 31, 2025 foreign exchange rate) to the former shareholders of uniQure France upon the achievement of the remaining contractually defined milestones in connection with the uniQure France Acquisition.

The fair value of the contingent consideration liability related to the uniQure France Acquisition as of December 31, 2025 was $18.7 million (December 31, 2024: $10.9 million) using a discount rate of 11.8% (December 31, 2024: 15.3% to 16.2%).

In December 2024, a milestone payment of EUR 30.0 million ($31.5 million) was paid, of which EUR 26.8 million ($28.2 million) related to contingent consideration. No milestones were achieved or paid during the year ended December 31, 2025.

The following table sets forth the balances and changes in fair values of the contingent consideration liability, which is measured at fair value using Level 3 inputs:

Contingent
consideration
(in thousands)
Balance at December 31, 2022	$35,316
Changes in fair value of contingent consideration	15,895
Contingent consideration milestone payments	(9,563)
Currency translation effects	1,358
Balance at December 31, 2023	$43,006
Changes in fair value of contingent consideration	(1,817)
Contingent consideration milestone payments	(28,167)
Currency translation effects	(2,162)
Balance at December 31, 2024	$10,860
Changes in fair value of contingent consideration	6,247
Currency translation effects	1,629
Balance at December 31, 2025	$18,736

If, as of December 31, 2025, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to EUR 51.4 million ($60.4 million). If, as of December 31, 2025 the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

As of December 31, 2025, the Company classified none of the total contingent consideration of $18.7 million as current liabilities. The balance sheet classification between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

Liability related to pre-funded warrants

In September 2025, the Company completed a follow-on public offering which included the issuance of Pre-Funded Warrants to purchase 526,316 of the Company’s ordinary shares at the public offering price of $47.50 per ordinary share, less a $0.0001 per ordinary share exercise price for each Pre-Funded Warrant. The obligation to issue ordinary shares upon the exercise of the Pre-Funded Warrants is classified as a liability related to pre-funded warrants. The liability related to pre-funded warrants is accounted for at fair value in accordance with ASC 820, Fair Value Measurement, with the total gross proceeds received with respect to the Pre-Funded Warrants determined as reflective of the fair value of the obligation on the date of issuance. Changes in the fair value of the liability related to pre-funded warrants are recognized within Other non-operating gains, net of issuance costs, within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Pre-Funded Warrants are not exchange-quoted and are measured using a valuation technique whose significant inputs are observable; therefore, the fair value measurement is classified within Level 2 of the fair value hierarchy. During the year ended December 31, 2025 no warrants were exercised.

Liability related
to pre-funded
warrants
2025
(in thousands)
Balance at December 31, 2024	$—
Issuance of pre-funded warrants in connection with follow-on public offering	25,000
Unrealized change in fair value	(12,405)
Balance at December 31, 2025	$12,595

Investment securities

Refer to Note 5 “Investment securities” for the fair value of the investment securities as of December 31, 2025.

Pension plan assets

Refer to Note 13 “Retirement benefits” for the fair value of the plan assets as of December 31, 2025.

7.         Property, plant, and equipment, net

The following table presents the Company’s property, plant, and equipment as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024

	(in thousands)
Leasehold improvements	$28,188	$24,808
Laboratory equipment	24,990	23,359
Office equipment	4,358	3,913
Total property, plant, and equipment	57,536	52,080
Less accumulated depreciation	(43,736)	(31,656)
Property, plant and equipment, net	$13,800	$20,424

Total depreciation expense was $9.1 million for the year ended December 31, 2025 (December 31, 2024: $10.1 million). Depreciation expense is allocated to Research and development expense and Cost of contract manufacturing within the Consolidated Statement of Operations and Comprehensive Loss, to the extent it related to the Company’s commercial manufacturing facility and equipment and laboratory equipment. All other depreciation expenses are allocated to Selling, general and administrative expense.

During the year ended December 31, 2024, the Company sold property, plant and equipment with a carrying value of $15.2 million, including leasehold improvements with a carrying value of $6.4 million, laboratory and office equipment with a carrying value of $6.0 million, as well as assets under construction with a carrying value of $2.8 million as part of the Lexington Transaction (refer to Note 3 “Divestment of commercial manufacturing activities”).

The following table summarizes property, plant, and equipment balances by geographic region as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024

	(in thousands)
Dutch sites	$13,154	$19,463
Lexington, Massachusetts (U.S.)	461	730
Other	185	231
Total	$13,800	$20,424

8.         Right-of-use asset and lease liabilities

The Company’s most significant leases relate to office and laboratory space under the following operating lease agreements:

Lexington, Massachusetts / U.S.

In February 2022, the Company entered into a lease for an office facility in Lexington, Massachusetts, U.S. of 12,716 square feet. The lease commenced in December 2022 and is set for a non-cancellable period ending March 2030. The lease is renewable for one five-year term.

In December 2021, the Company entered into a lease for a research and development facility in Lexington, Massachusetts, U.S. of 13,501 square feet. The lease commenced in May 2022 and is set for a non-cancellable period ending March 2029. Commencing August 2024, the Company subleased this facility for the residual term.

The fixed lease payments to be received during the remaining term under the agreement to sublease amount to $2.5 million as of December 31, 2025.

Amsterdam / The Netherlands

In March 2016, the Company entered into a 16-year lease for a facility in Amsterdam, the Netherlands and amended this agreement in June 2016. The lease for the facility terminates in February 2032, with an option to extend in increments of five-year periods. The lease contract includes variable lease payments related to annual increases in payments based on a consumer price index. In May 2021, the Company leased an additional approximately 1,080 square meters of office space. The lease expires in October 2028.

As of December 31, 2025 the Company is sub-leasing two of the seven floors of its Amsterdam facility for a ten-year term ending on December 31, 2027.

The fixed lease payments to be received during the remaining term under the agreement to sub-lease amount to EUR 1.9 million ($2.2 million) as of December 31, 2025.

Operating lease liabilities

The components of lease cost for the years ended December 31, 2025, 2024 and 2023, respectively, were as follows:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Operating lease cost	$7,152	$6,486	$7,018
Variable lease cost	871	1,137	1,238
Sublease income	(1,540)	(1,162)	(957)
Total lease cost	$6,483	$6,461	$7,299

The table below presents the lease-related assets and liabilities recorded in the Consolidated Balance Sheets, as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024

	(in thousands)
Assets
Operating lease right-of-use assets	$12,525	$13,647
Liabilities
Current
Current operating lease liabilities	3,862	3,601
Non-current
Non-current operating lease liabilities	9,832	11,136
Total lease liabilities	$13,694	$14,737

Other information

The weighted-average remaining lease term as of December 31, 2025, is 5.1 years, compared to 5.9 years as of December 31, 2024, and the weighted-average discount rate as of December 31, 2025 is 11.5%, compared to 11.3% as of December 31, 2024. The Company uses an incremental borrowing rate applicable to the lease asset.

The table below presents supplemental cash flow and non-cash information related to leases for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,269	$6,113	$7,921

Undiscounted cash flows

The table below reconciles the undiscounted cash flows as of December 31, 2025, for each of the five following years and the total of the remaining years, to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2025.

	Amsterdam(1)	Lexington	Other(2)	Total

	(in thousands)
2026	$2,188	1,431	247	3,866
2027	2,192	1,469	—	3,661
2028	2,112	1,508	—	3,620
2029	1,982	763	—	2,745
2030	1,982	130	—	2,112
Thereafter	1,817	—	—	1,817
Total lease payments	$12,273	$5,301	$247	$17,821

Less: amount of lease payments representing interest payments	(3,268)	(859)	—	(4,127)
Present value of lease payments	9,005	4,442	247	13,694
Less: current operating lease liabilities	(2,188)	(1,427)	(247)	(3,862)
Non-current operating lease liabilities	$6,817	$3,015	$—	$9,832
(1)	Payments are due in EUR and have been translated at the foreign exchange rate as of December 31, 2025, of $1.18 / €1.00
(2)	Payments are due in CHF and have been translated at the foreign exchange rate as of December 31, 2025, of $1.26 / CHF1.00

9.            Intangible assets, net and Goodwill

The following table presents the Company’s acquired licenses, intangible asset related to the favorable supply terms under the CSA and Acquired IPR&D Intangible Asset as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Acquired licenses	$2,576	$(1,402)	$1,174
Favorable supply terms under CSA	16,700	(8,021)	8,679
Total amortizable intangible assets	19,276	(9,423)	9,853
Acquired IPR&D Intangible Asset	62,937	—	62,937
Total intangible assets	$82,213	$(9,423)	$72,790

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Acquired licenses	$2,276	$(1,117)	$1,159
Favorable supply terms under CSA	16,700	(2,454)	14,246
Total amortizable intangible assets	18,976	(3,571)	15,405
Acquired IPR&D Intangible Asset	55,638	—	55,638
Total intangible assets	$74,614	$(3,571)	$71,043

As of December 31, 2025, the estimated future amortization expense for each of the five succeeding years and the period thereafter is as follows:

Years	Amount
(in thousands)
2026	$5,705
2027	3,250
2028	138
2029	138
2030	138
Thereafter	484
Total	$9,853

a.	Acquired licenses

All acquired licenses are owned by uniQure biopharma. The remaining weighted average life is 8.5 years as of December 31, 2025 (December 31, 2024: 9.5 years).

The amortization expense related to acquired licenses for the year ended December 31, 2025 was $0.1 million (December 31, 2024: $0.1 million and December 31, 2023: $0.1 million).

b.	Favorable supply terms under the CSA

As part of the Lexington Transaction, the Company recognized an intangible asset related to its rights to purchase HEMGENIX at terms considered favorable to market terms. Refer to Note 3 “Divestment of commercial manufacturing activities”. The intangible asset is amortized on a straight line basis over a three-year period that commenced in July 2024.

The amortization expense related to the intangible asset for the year ended December 31, 2025 was $5.6 million (December 31, 2024: $2.5 million and December 31, 2023: nil).

c.	Acquired in-process research and development

The IPR&D Intangible Asset was recorded as part of the uniQure France Acquisition. Refer to Note 2.3.12 “Goodwill and acquired research and development intangible asset”.

d.	Goodwill

The goodwill was recorded as part of the uniQure France Acquisition. Refer to Note 2.3.12 “Goodwill and acquired research and development intangible asset”.

10.            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items, as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$20,490	10,109
Personnel-related accruals and liabilities	9,941	$12,290
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 12 "Royalty Financing Agreement")	5,523	4,951
Current portion of firm purchase commitment liability (refer to Note 3 "Divestiture of commercial manufacturing activities")	5,102	1,582
Other current liabilities	236	293
Total	$41,292	$29,225

11.           Long-term debt

On June 14, 2013, the Company entered into a venture debt loan facility with Hercules Capital, Inc. (“Hercules”). The facility has been amended at various times, including on July 22, 2024 (the “2024 Amended Facility”) and most recently on September 22, 2025 (the “2025 Amended Facility”), upon which date the amendment closed (the “Amendment Closing Date”).

On the Amendment Closing Date, the Company drew down $50.0 million of the 2025 Amended Facility to repay the $50.0 million then outstanding under the 2024 Amended Facility. A facility charge of $0.2 million was incurred on the Amendment Closing Date. The 2024 Amended Facility was due on January 7, 2027 and bore interest at a rate equal to the greater of (i) 7.95% and (ii) 7.95% plus the prime rate less 3.25% per annum, reflecting a floating rate of 11.95% at the Amendment Closing Date.

Pursuant to the 2025 Amended Facility, additional term loans of $125.0 million were made available. The Company may draw down (i) an additional $100.0 million in two increments of at least $25.0 million, following the approval of a Biologics License Application (“BLA”) for AMT-130 prior to June 15, 2027, provided that confirmatory trials to the extent and in the manner required to support full approval (if applicable) remain ongoing or are being planned, and (ii) an additional $25.0 million in a single advance, subject to approval by Hercules. Advances under the 2025 Amended Facility bear interest at a rate equal to the greater of (i) 9.45% and (ii) the sum of the prime rate and 2.45%, reflecting a floating rate of 9.45% as per December 31, 2025.

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

The total principal outstanding as of December 31, 2025 under the 2025 Amended Facility was $50.0 million. The amortized cost, including interest due presented as part of Accrued expenses and other current liabilities, was $50.1 million as of December 31, 2025, compared to $51.9 million as of December 31, 2024, and is recorded net of discount and debt issuance costs. The foreign currency gain on the loan facility for the year ended December 31, 2025 was $9.3 million, compared to a foreign currency loss of $4.1 million for the year ended December 31, 2024. The fair value of the loan approximates its carrying amount. Inputs to the fair value of the loan are considered Level 3 inputs.

Interest expense recorded during the years ended December 31 was as follows:

Years	Amount
(in millions)
2025	$6.9
2024	12.9
2023	14.6

Under the 2025 Amended Facility, the Company must remain current in its periodic reporting requirements. Unless the Company maintains a minimum market capitalization threshold of at least $1,200.0 million, the Company, beginning January 1, 2027, is required at all times to keep a minimum cash balance deposited in bank accounts in the U.S. of at least the lesser of (i) 65% of the outstanding balance of aggregate principal due, provided that such percentage will be reduced to 50% upon the occurrence of the approval of a BLA for AMT-130 prior to June 15, 2027, and further reduced to 35% upon the occurrence of the contractually defined commercial milestones or (ii) 100% of worldwide cash and cash equivalents. The 2025 Amended Facility also provides for a certain performance covenant related to AMT-130 net product revenue which would apply nine months past a potential BLA approval of AMT-130, unless the Company maintains a minimum market capitalization threshold of at least $1,200.0 million. The 2025 Amended Facility restricts the Company’s ability, among other things, to incur future indebtedness and obtain additional debt financing, make investments in securities or in other companies, transfer assets, perform certain corporate changes, own or hold certain digital assets, make loans to employees, officers, and directors, and make dividend payments and other distributions to its shareholders. The 2025 Amended Facility is secured by a direct or indirect pledge of the Company’s total assets of $824.9 million, less $35.5 million of cash and cash equivalents and other current assets held by the Company, and $88.8 million of other current assets and investments held by uniQure France SAS as well as receivables sold to HemB SPV, L.P. as described in Note 12 “Royalty Financing Agreement”. In accordance with the 2025 Amended Facility, the Company was in compliance with all applicable covenants as of December 31, 2025.

The aggregate maturities of the loan, including $21.9 million of coupon interest payments and financing fees, for each of the 58 months after December 31, 2025, are as follows:

Years	Amount
(in thousands)
2026	$4,791
2027	5,416
2028	10,243
2029	26,534
2030	24,938
Total	$71,922

12.            Royalty Financing Agreement

In May 2023, the Company entered into the Royalty Financing Agreement with the Purchaser. Under the terms of the Royalty Financing Agreement, the Company received an upfront payment of $375.0 million in exchange for its rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX for certain current and future royalties due to the Company. The Company will be obligated to pay $25.0 million of the first worldwide sales milestone payment from CSL Behring, if received, to the Purchaser.

The Purchaser will receive 1.85 times the upfront payment (or $693.8 million) until June 30, 2032 (“First Hard Cap Date”) if such thresholds are met or, if such cap is not met by June 30, 2032, up to 2.25 times of the upfront payment through December 31, 2038 (“Second Hard Cap Date”). If, on or prior to the defined dates for each cap amount, the total amount of royalty payments received by the Purchaser equals or exceeds the cap amount applicable to such date, the Royalty Financing Agreement will automatically terminate and all rights to the HEMGENIX royalty payments will revert back to the Company. The Company has no obligation to repay any amounts received from the Purchaser in the event that the applicable cap amount is not reached during the term of the Royalty Financing Agreement.

The Company has retained the rights to all other royalties, as well as commercial milestones totaling up to $1.3 billion, under the terms of the CSL Behring Agreement.

Net proceeds from the Royalty Financing Agreement, after deducting professional and financial advisory fees related to the transaction of $4.9 million, were $370.1 million. The Company initially recorded these net proceeds as a Liability from royalty financing agreement at their fair market value on its Consolidated Balance Sheet as of closing of the transaction on June 5, 2023. Following the initial recognition, the Company records the debt at amortized cost.

As of December 31, 2025 the Company expects to satisfy its commitment to the Purchaser prior to the Second Hard Cap Date. The Company records the difference of $473.7 million between the total expected payments of $843.8 million to the Purchaser and the $370.1 million net proceeds as interest expense over the term using the effective interest rate method. The Company determined the effective interest rate based on the projected cash flows up to the Second Hard Cap Date. As of December 31, 2025 the effective interest rate is expected to be within a range of 10.5% to 12.0% per annum, compared to a range of 12.0% to 13.5% per annum as of December 31, 2024. The Company would have recorded the following amounts of interest expense if it had used the effective interest rate at the lower and upper end of this range:

	Year ended December 31,
	2025	2024	2023

	(in millions)
Interest expense at effective interest rate of 10.5% per annum for the year ended December 31, 2025, and 12.0% per annum for the years ended December 31, 2024 and 2023.	$54.0	$50.7	$26.5
Interest recorded in the Consolidated Statements of Operations and Comprehensive Loss	54.1	50.9	26.9
Interest expense at effective interest rate of 12.0% per annum for the year ended December 31, 2025, and 13.5% per annum for the years ended December 31, 2024 and 2023.	54.6	57.8	29.9

The Liability from royalty financing agreement was initially recognized at fair value and inputs were considered Level 3 inputs.

The following table presents the movement in the Liability from royalty financing agreement between the years ended December 31, 2023 and December 31, 2025:

Amount of liability
(in thousands)
Balance as of December 31, 2023 (includes $1.4 million presented as "Accrued expenses and other current liabilities")	$395,678
Royalty payments to the Purchaser	(6,662)
Interest expense for the period	50,865
Balance as of December 31, 2024 (includes $5.0 million presented as "Accrued expenses and other current liabilities")	439,881
Royalty payments to the Purchaser	(15,258)
Interest expense for the period	54,099
Balance as of December 31, 2025 (includes $5.5 million presented as "Accrued expenses and other current liabilities")	$478,722

13.          Retirement benefits

The Company operates a defined benefit pension plan for its Switzerland-based employees (the “Swiss Plan”) in accordance with local regulations and practices. The normal retirement age under the Swiss Plan is 65 years. All benefits are immediately vested. Under the Swiss Plan, a percentage of pensionable salary is contributed as a retirement credit with additional contributions being made for death and disability benefits. Under Swiss pension law, participants who are covered by the pension plan of another employer are required to transfer the termination benefit of that pension plan into the plan of the Company. When employment at the Company ends before reaching retirement, the termination benefit is transferred out of the defined benefit pension plan. At time of retirement, the accumulated retirement credit can be converted into a life-long annuity or be paid-out as a lump-sum. Participants are also permitted to withdraw a part of the accumulated termination benefit in special circumstances before reaching retirement age, for example for payments related to obtaining home ownership.

A summary of the changes in the projected benefit obligation and plan assets is presented below:

December 31,
2025
(in thousands)
Beginning projected benefit obligation	$11,495
Service cost	674
Interest cost	123
Contributions by the employees	633
Actuarial losses	(600)
Liabilities assumed from participants joining and leaving the plan, net	1,105
Foreign currency exchange rate changes	1,727
Ending projected benefit obligation	$15,157

December 31,
2025
(in thousands)
Beginning fair value of plan assets	$9,500
Return on plan assets	22
Interest income	207
Contributions by the employer	633
Contributions by the employees	633
Assets contributed to the plan from participants joining and leaving the plan, net	1,105
Foreign currency exchange rate changes	1,474
Ending fair value of plan assets	$13,574

Amounts recognized within the Consolidated Balance Sheets, presented within Other non-current liabilities, were as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Fair value of plan assets	$13,574	$9,500
Present value of projected benefit obligation	(15,157)	(11,495)
Funded status: (net liability)	$(1,583)	$(1,995)

Accumulated benefit obligation as of December 31	$14,870	$11,075

Amounts recorded within Accumulated other comprehensive loss:

December 31,
2025
(in thousands)
Actuarial loss - beginning of year	$2,157
Actuarial (gain) of current year	(558)
Amortization of prior service costs	(206)
Total	$1,393

Net pension expense related to the defined benefit plans included the following components:

December 31,
2025
(in thousands)
Service cost	$674
Interest cost	123
Interest income	(207)
Amortization of net loss	115
Gain/(loss) due to settlement	116
Net pension expense	$821

The assumptions related to the Swiss Plan are as follows:

	December 31,	December 31,
Actuarial assumptions (% p.a.)	2025	2024
Discount rate	1.30%	0.90%
Expected return on plan assets	1.80%	1.80%
Expected inflation rate	0.70%	0.70%
Interest credit rate	1.25%	1.25%
Long-term expected rate of salary increases	0.70%	0.70%
Pension increase	0.00%	0.00%

As of December 31, 2025, the expected future cash flows in respect of the Swiss Plan were as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Year 1	$622	$490
Year 2	510	409
Year 3	538	417
Year 4	593	440
Year 5	1,250	480
Next 5 years	6,143	4,747

Other disclosure items:
Next year's expected employer contribution	$669	$575

The Company's investment strategy for its pension plan is to optimize the long-term investment return on plan assets in relation to the liability structure to maintain an acceptable level of risk while minimizing the cost of providing pension benefits and maintaining adequate funding levels in accordance with the applicable rules in each jurisdiction. The Company does not manage any assets internally. Plan assets represent assets held by the Swiss pension foundations in which the Company’s pension plan participates.

The allocation of plan assets is presented below:

	December 31,	December 31,
	2025	2024
Bonds	61%	61%
Equities	26%	25%
Real estate	10%	10%
Others	3%	4%

The fair value of the plan assets is determined based on Level 2 inputs.

14.          Shareholders’ equity / (deficit)

As of December 31, 2025, the Company’s authorized share capital is EUR 4.0 million (or $4.7 million when translated at an exchange rate as of December 31, 2025, of $1.175/ €1.00), divided into 80,000,000 ordinary shares, each with a nominal value of €0.05.

All ordinary shares issued by the Company were fully paid. The minimum amount of share capital to be held under Dutch law is EUR 0.0 million. Under the Company’s Articles of Association, the Company is required to maintain a minimum amount of share capital in reserve. In addition, the Company is only permitted to make distributions on its ordinary shares to the extent that its Shareholders’ equity / (deficit) exceeds the sum of the paid-up and called-up capital and the reserves it is required to maintain under Dutch law. There are no other distribution restrictions applicable to the Company’s ordinary shares or Pre-Funded Warrants.

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

In July 2025, the Company entered into a Sales Agreement with Leerink Partners LLC (“Leerink Partners”) with respect to an at-the-market (“ATM”) offering program, under which the Company may, from time to time and at the Company’s sole discretion, offer and sell through Leerink Partners, acting as agent, the Company’s ordinary shares, up to an aggregate offering of $200.0 million. As of December 31, 2025, no sales have been made under the ATM offering program.

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

During 2025, as a result of the Company’s revised Dutch corporate income tax filing positions for 2021 and 2023, the Company released $15.7 million of valuation allowance related to net operating loss carryforwards. The portion of the resulting tax benefit attributable to net operating loss carryforwards arising from 2019 share issuance costs was recorded in additional paid-in capital, increasing additional paid-in capital by $0.5 million for the year ended December 31, 2025.

15.          Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2025, the Company’s shareholders authorized an additional 2,400,000 shares for issuance under the 2014 Plan. As of December 31, 2025, a total of 4,285,461 ordinary shares remain available for issuance under the 2014 Plan.

In June 2018, the Company’s shareholders adopted and approved the uniQure N.V. Employee Stock Purchase Plan (as amended, the “ESPP”) allowing the Company to issue up to 150,000 ordinary shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, employees are eligible to purchase ordinary shares through payroll deductions, subject to any plan limitations. The purchase price of the ordinary shares on each purchase date is equal to the lower of: (i) 85% of the closing market price on the offering date or (ii) 85% of the closing market price on the purchase date of each three-month offering period. During the year ended December 31, 2025, nil ordinary shares have been issued in connection with the ESPP (2024: 10,150 ordinary shares and 2023: 19,198 ordinary shares). As of December 31, 2025, a total of 86,712 ordinary shares remain available for issuance under the ESPP plan.

2014 Plans and ESPP

Share-based compensation expense recognized by classification included within the Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans for the periods indicated below was as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cost of contract manufacturing revenues	$—	$1,035	$826
Research and development expenses	7,579	9,295	16,881
Selling, general and administrative expenses	10,100	11,928	17,386
Total	$17,679	$22,258	$35,093

Share-based compensation expense recognized by award type for the 2014 Plans and ESPP was as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Award type/ESPP
Share options	$6,927	$9,178	$13,302
Restricted share units	10,709	11,490	18,524
Performance share units	14	1,580	3,234
ESPP	29	10	33
Total	$17,679	$22,258	$35,093

As of December 31, 2025, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$11,764	2.50
Restricted share units	20,434	2.22
Performance share units	83	0.33
Total	$32,281	2.32

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

The following tables summarize option activity under the Company’s 2014 Plans for the year ended December 31, 2025:

	Options
	Number of ordinary shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			in years	(in thousands)
Outstanding at December 31, 2024	4,967,160	19.87	5.91	$19,196
Granted	1,220,410	$12.63
Forfeited	(126,365)	$13.11
Expired	(834,335)	$29.87
Exercised	(694,879)	$16.06
Outstanding at December 31, 2025	4,531,991	$17.04	7.16	41,816
Thereof, fully vested, and exercisable on December 31, 2025	2,532,676	$21.17	5.98	17,574
Thereof, outstanding and expected to vest after December 31, 2025	1,999,315	$11.81	8.67	24,242
Outstanding and expected to vest after December 31, 2024	1,838,603	$11.46

Total weighted average grant date fair value of options issued during the period (in $ millions)		$9.4
Granted to directors and officers during the period (options, grant date fair value $ in millions)	532,410	$3.8
Proceeds from option sales during the period (in $ millions)		$11.1

The following table summarizes information about the weighted average grant-date fair value of options for the years ended December 31, 2025, 2024 and 2023:

		Weighted average
	Options	grant‑date fair value
Granted, 2025	1,220,410	$7.68
Granted, 2024	1,093,080	3.19
Granted, 2023	1,650,030	10.57
Vested, 2025	867,475	6.69
Forfeited, 2025	(126,365)	7.71

The following table summarizes information about the weighted average grant-date fair value of options at December 31:

		Weighted average
	Options	grant‑date fair value
Outstanding and expected to vest, 2025	1,999,315	$7.04
Outstanding and expected to vest, 2024	1,838,603	6.66

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2025	2024	2023
Assumptions
Expected volatility	70% - 80%	70%	70%
Expected terms	10 years	10 years	10 years
Risk-free interest rate	4.4% - 4.6%	3.7% - 4.3%	3.7% - 4.8%
Expected dividend yield	0.0%	0.0%	0.0%

The Hull & White option model captures early exercises by assuming that the likelihood of exercises will increase when the share price reaches defined multiples of the strike price. This analysis is performed over the full contractual term.

The following table summarizes information about options exercised for the years ended December 31, 2025, 2024 and 2023:

	Options exercised
	during the year	Intrinsic value
		(in thousands)
2025	694,879	$19,480
2024	169,898	248
2023	14,070	154

RSUs

The following table summarizes the RSU activity for the year ended December 31, 2025:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	1,659,898	$10.71
Granted	1,751,190	$13.18
Vested	(776,882)	$12.04
Forfeited	(238,786)	$10.04
Non-vested at December 31, 2025	2,395,420	$12.15

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$23.1
Granted to directors and officers during the period (shares, $ in millions)	300,790	$3.6

The following table summarizes information about the weighted average grant-date fair value of RSUs granted for the years ended December 31, 2025, 2024 and 2023:

	Granted	Weighted average
	during the year	grant‑date fair value
2025	1,751,190	$13.18
2024	1,321,360	5.57
2023	1,770,025	17.88

The following table summarizes information about the total fair value of RSUs that vested for the years ended December 31, 2025, 2024 and 2023:

Total fair value
(in thousands)
2025	$11,477
2024	5,603
2023	13,729

RSUs generally vest over one to three years. RSUs granted to non-executive directors will vest one year from the date of grant.

PSUs

The following table summarizes the PSU activity for the year ended December 31, 2025:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2024	150,120	$21.65
Vested	(66,500)	$26.70
Forfeited	(61,120)	$18.46
Non-vested at December 31, 2025	22,500	$15.40

The Company granted shares to certain employees in 2021 and 2022 that were earned upon the achievement of defined milestones. Earned shares vested upon the latter of a minimum service period of three years, or the achievement of defined milestones, subject to the grantee’s continued employment. In addition, the December 2021 PSUs granted to executives and other members of senior management were subject to the achievement of a minimum total shareholder return relative to the Nasdaq biotechnology index. As of December 31, 2025, there are no remaining milestones to be achieved in relation to the PSUs granted in 2021 and 2022.

The Company granted PSUs to certain employees in December 2024. As of December 31, 2025, a percentage of those PSUs were determined probable of being achieved within a defined period in 2026. These PSUs are earned upon the achievement of a certain development milestone, and will vest shortly after the performance goal is determined to be achieved, subject to the grantee’s continued employment.

The following table summarizes information about the weighted average grant-date fair value of the PSUs determined as of the grant date for the years ended December 31, 2025, 2024 and 2023:

	Granted	Weighted average
	during the year	grant‑date fair value
2025	—	$—
2024	65,000	$15.40
2023	—	$—

The following table summarizes information about the total fair value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023:

Total fair value
(in thousands)
2025	$803
2024	319
2023	1,474

16.          Segment reporting

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

The Company does not evaluate performance or allocate resources based on segment asset data and therefore such information is not presented. Refer to Note 7 “Property, plant and equipment, net” and Note 8 “Right-of-use asset and lease liabilities” for geographic information related to long-lived assets.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$16,098	$27,119	$15,843
Less:
Employee related expenses	(56,653)	(75,184)	(98,903)
Laboratory and development expenses	(69,292)	(47,848)	(44,346)
Professional fees	(14,969)	(8,503)	(16,918)
Facility expenses	(6,933)	(14,247)	(21,550)
Consumables	(3,254)	(9,172)	(19,029)
Other segment items(a) (b)	(9,052)	(12,482)	(28,299)
Segment operating loss	(144,056)	(140,317)	(213,202)
Reconciliation
Depreciation and amortization expense	(14,759)	(12,641)	(11,900)
Share-based compensation expense	(17,679)	(22,258)	(35,093)
Fair value (loss) / gain - contingent consideration	(6,247)	1,817	(15,895)
Fair value gain - liability related to pre-funded warrants	12,405	—
Foreign currency gains / (losses), net	26,131	(10,507)	(1,691)
Interest income	16,967	21,415	19,562
Interest expense - Royalty Financing Agreement	(54,099)	(50,865)	(26,934)
Interest expense - Hercules debt facility	(6,924)	(12,876)	(14,623)
Other reconciling items(c) (d)	(5,079)	(10,895)	(6,781)
Consolidated loss before income tax expense	$(193,340)	$(237,127)	$(306,557)
(a)	Other segment items included in segment operating loss include costs related to intellectual property, information technology and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands and France.
(b)	For the year ended December 31, 2023, other segment items include $10.0 million related to the upfront consideration paid to Apic Bio for the global licensing agreement for AMT-162.
(c)	For the year ended December 31, 2024, other reconciling items include costs related to the divestment of the Company’s commercial manufacturing activities and the August 2024 reorganization.
(d)	For the year ended December 31, 2023, other reconciling items include costs related to the October 2023 reorganization and professional fees related to the Apic Bio transaction.

17.          Collaboration arrangements and concentration of credit risk

Genezen

On June 29, 2024, as part of the Lexington Transaction, uniQure Inc. entered into the CSA and the DMSA with Genezen. As part of the consideration received in relation to the Lexington Transaction, the Company received a convertible promissory note with a nominal amount of $12.5 million, bearing interest at 8.0% per annum and maturing 63 months following the date of issuance. Refer to Note 3 “Divestiture of commercial manufacturing activities” for further information.

As of December 31, 2025 and 2024, the balance of the convertible note receivable was $14.6 million and $13.7 million, respectively. The Company recorded a balance of prepaid expenses to Genezen in relation to the CSA and DMSA of $13.9 million and nil as of December 31, 2025 and 2024, respectively. These balances represent a concentration of credit risk, and the Company’s maximum exposure to loss is the carrying value of these assets. No expected credit loss was recognized during the years ended December 31, 2025 or 2024.

CSL Behring collaboration

Revenues recorded for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
License revenue (royalty payments) from CSL Behring	$15,934	$10,133	$2,758
Collaboration revenue from CSL Behring	164	10,872	2,250
Contract manufacturing revenue from CSL Behring	—	6,114	10,835
Total	$16,098	$27,119	$15,843

Collaboration revenue from CSL Behring

The Company provides on-demand development services and other services to CSL Behring. These activities are reimbursed at an agreed full-time employee rate, and CSL Behring also reimburses agreed third-party expenses incurred in connection with the performance of these activities.

The Company recognized $0.2 million of collaboration revenue in the year ended December 31, 2025, compared to $10.9 million and $2.3 million in the same periods in 2024 and 2023.

Contract manufacturing revenue from CSL Behring

The DCSA requires the Company to supply HEMGENIX to CSL Behring until such time that these capabilities are transferred to CSL Behring or a contract manufacturing organization designated by CSL Behring. On September 6, 2022, CSL Behring notified the Company of its intent to transfer manufacturing technology related to HEMGENIX in the coming years to a third-party contract manufacturer designated by CSL Behring.

The Company generated nil, $6.1 million, and $10.8 million of contract manufacturing revenue from sales to CSL Behring during the years ended December 31, 2025, 2024 and 2023. The Company incurred nil, $17.1 million, and $13.6 million of costs in relation to its contract manufacturing activities during the years ended December 2025, 2024 and 2023.

Accounts receivable

As of December 31, 2025, accounts receivable totaled $5.9 million, and related to royalty revenue due from CSL Behring. As of December 31, 2024, accounts receivable totaled $5.7 million, and related to collaboration services, contract manufacturing revenue and royalty revenue, due from CSL Behring.

18.            Other income

Other income during the year ended December 31, 2025 was $14.4 million compared to $7.9 million and $6.1 million during the same periods in 2024 and 2023.

During the year ended December 31, 2025 the Company recognized $6.0 million in income related to a one-time sale of critical reagents to Genezen. There were no sales of critical reagents in the comparative periods in 2024 or 2023.

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Sale of critical reagents to Genezen	$6,000	$—	$—
Research and development grants from Dutch authorities	5,681	5,602	5,293
Sublease income	2,101	1,073	609
Gain on sale of commercial manufacturing activities	—	1,150	—
Other	628	101	157
Total	$14,410	$7,926	$6,059

19.          Other expense

Other expense during the year ended December 31, 2025 was $8.0 million compared to $4.6 million and $1.7 million during the same periods in 2024 and 2023, respectively.

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Supply of HEMGENIX® to CSL Behring	$6,251	$3,215	$—
Sublease expense	1,791	1,358	900
Fair value loss related to equity stake in VectorY B.V.	—	—	790
Total	$8,042	$4,573	$1,690

In the years ended December 31, 2025 and 2024, the Company recognized $6.3 million and $3.2 million, respectively (nil in the period ended December 31, 2023) in Other expense related to the purchase of HEMGENIX from Genezen, net of income from the sales of HEMGENIX to CSL Behring, amortization of the intangible asset for the favorable supply terms under the CSA and credits from the release of liabilities related to expected net losses associated with the minimum purchase commitments under the CSA.

20.         Income taxes

a.           Income tax expense

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, a valuation allowance is recorded against the Company’s net deferred tax assets in the Netherlands, and a partial valuation allowance against the Company’s net deferred tax assets in France.

There are no significant unrecognized tax benefits as of December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024 and 2023, loss before income tax expense consists of the following:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Domestic - Netherlands	$(174,507)	$(215,251)	$(282,530)
Foreign - U.S.	(4,470)	(1,133)	(6,903)
Foreign - Other	(14,363)	(20,743)	(17,124)
Total	$(193,340)	$(237,127)	$(306,557)

The income tax expense for the years ended December 31, 2025, 2024 and 2023, consists of the following:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Current tax expense
Domestic - Netherlands	$(3,907)	$—	$—
Other	(136)	(145)	(110)
Total current income tax expense	$(4,043)	$(145)	$(110)
Deferred tax expense
Domestic - Netherlands	$(466)	$—	$—
Other	(1,122)	(2,284)	(1,811)
Total deferred tax expense	(1,588)	(2,284)	(1,811)
Total income tax expense	$(5,631)	$(2,429)	$(1,921)

b.           Income taxes paid

The income taxes paid during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Domestic - Netherlands	$7,403	$—	$—
Foreign	139	21	12
Total	$7,542	$21	$12

Since 2023, the Company has been engaged with the Dutch tax authorities regarding the Dutch corporate income tax treatment of the $375.0 million upfront payment received in exchange for the rights to the lowest royalty tier on CSL Behring’s worldwide net sales of HEMGENIX. In September 2025, the Dutch tax authorities communicated their position that, for Dutch corporate income tax purposes, the upfront payment should be treated as taxable income in 2023. In response, the Company revised its Dutch corporate income tax filing position to reflect the upfront payment as taxable income in 2023 (net of directly attributable expenses), together with a revision of a previously filed tax position, which resulted in a taxable profit of EUR 12.9 million ($14.6 million) for 2023, instead of the previous taxable loss for that year.

During 2025, the Company made a provisional payment of EUR 6.4 million ($7.4 million) in respect of the revised 2023 filing position. Subsequently, in conjunction with finalizing its positions, the Company also amended its 2021 Dutch corporate income tax filing position, which reduced the Company’s estimated Dutch corporate income tax related to 2023 to EUR 3.3 million ($3.9 million).

c.           Tax benefit recognized in other comprehensive loss related to defined benefit pension plan liability

The reconciliation of the amount of income tax (loss) / benefit related to the defined benefit pension plan liability recognized in other comprehensive loss for the years ended December 31, 2025, 2024 and 2023, is as follows:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
Unrecognized gain / (loss) related to defined benefit pension plan liability	$887	$384	$(2,553)
Deferred tax (expense) / benefit	(116)	(57)	417
Unrecognized gain / (loss) related to defined benefit pension plan liability, net of tax	$771	$327	$(2,136)

d.           Tax rate reconciliation

The reconciliation of the amount of income tax expense that would result from applying the domestic Dutch statutory income tax rate to the Company’s reported amount of loss before income tax expense for the years ended December 31, 2025, 2024 and 2023, is as follows:

	Years ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)		(in thousands)		(in thousands)
Domestic statutory tax rate - Netherlands	$49,882	25.8%	$61,179	25.8%	$79,092	25.8%
Foreign tax effects (difference in tax rates between the Netherlands and foreign jurisdictions)	(160)	(0.1%)	(149)	(0.1%)	(124)	(0.0%)
Domestic
Changes in valuation allowance	(42,095)	(21.8%)	(53,745)	(22.7%)	(64,319)	(21.0%)
Non-deductible items
Fair value changes	(4,687)	(2.4%)	471	0.2%	(4,132)	(1.3%)
Other	(1,705)	(0.9%)	(2,417)	(1.0%)	(4,442)	(1.4%)
Foreign
Changes in valuation allowance	(3,518)	(1.8%)	(3,805)	(1.6%)	(2,685)	(0.9%)
Non-deductible items
Share-based payment awards	(2,746)	(1.4%)	(3,083)	(1.3%)	(5,332)	(1.7%)
Other	44	0.0%	(655)	(0.3%)	(119)	(0.0%)
Other adjustments	(646)	(0.3%)	(225)	(0.1%)	140	0.0%
Total tax provision and effective tax rate	$(5,631)	(2.9%)	$(2,429)	(1.0%)	$(1,921)	(0.6%)

e.           Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$162,869	$178,421
Liability from royalty financing agreement	123,042	19,476
Intangibles	1,866	4,702
Operating lease liabilities	3,588	3,846
Accrued expenses and other current liabilities	3,034	3,069
Interest carryforwards	—	2,956
Property, plant and equipment	1,007	365
Defined benefit pension plan liability	207	260
Total deferred tax assets	$295,613	$213,095
Less valuation allowance	(271,429)	(191,864)
Deferred tax assets, net of valuation allowance	$24,184	$21,231
Acquired IPR&D intangible asset	(16,238)	(14,341)
Operating lease right-of-use assets	(3,564)	(3,864)
Other current assets and receivables	(3,308)	(48)
Property, plant and equipment	(387)	(165)
Deferred tax liability	$(23,497)	$(18,418)
Net deferred tax asset	$687	$2,813

Changes in the valuation allowance during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023

	(in thousands)
January 1,	$191,864	$145,191	$74,547
Changes recorded in the statement of operations	45,613	57,550	67,004
Changes recorded in equity	6,525	—	—
Other changes including currency translation adjustments	27,427	(10,877)	3,640
December 31,	$271,429	$191,864	$145,191

The valuation allowance of $271.4 million as of December 31,2025 is primarily related to EUR 221.9 million ($260.7 million) of deferred tax assets in the Netherlands resulting from net operating loss carryforwards of EUR 118.4 million ($139.1 million), and a liability from the Royalty Financing Agreement of EUR 104.7 million ($123.0 million).

Netherlands

As of December 31, 2025, the total amount of net operating losses carried forward under the Dutch tax regime was EUR 458.9 million ($539.2 million), following the alignment of the Dutch corporate income tax treatment of the Royalty Financing Agreement in 2025, which consumed EUR 13.9 million ($15.7 million) of such net operating losses carried forward to 2025, and resulted in the recognition of a deferred tax asset related to the Liability from royalty financing agreement. As of December 31, 2024, the total amount of net operating losses carried forward was EUR 593.6 million ($616.5 million). The Company has historically recorded a full valuation allowance. The Company evaluates all positive and negative evidence in assessing the need for a full valuation allowance. Management considers reversing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment. The Company concluded that as of December 31, 2025, and December 31, 2024 it is more likely than not that the remaining deferred tax assets will not be realized. The Company’s Dutch net operating tax losses carried forward relate to 2019, 2022, 2024 and 2025.

A portion of the valuation allowance for deferred tax assets recorded as of December 31, 2025 relates to follow-on offering costs incurred in 2019 and 2025. During the year ended December 31, 2025, the Company released $0.5 million of the valuation allowance related to 2019 and recorded a deferred tax expense as a result of adjusting the 2023 and 2021 Dutch corporate income tax filing positions. Any subsequently recognized tax benefits will be credited directly to Additional paid-in capital. As of December 31, 2025, that amount was EUR 8.4 million ($9.9 million) and EUR 3.0 million ($3.2 million) as of December 31, 2024.

The Dutch corporate tax rate is 25.8% from 2022 onwards.

Net operating loss carryforwards subject to a limit of offsetting taxable profit in excess of EUR 1.0 million to 50% of the taxable profit can be carried forward indefinitely.

The fiscal periods from 2021 onwards are still open for inspection by the Dutch tax authorities.

United States of America

The federal corporate tax rate in the U.S. is 21.0%. In addition, the Company is subject to state income taxes resulting in a combined tax rate of 27.3% for its U.S. operation. As of December 31, 2025, an estimated $20.1 million of net operating losses remain to be carried forward. These net operating losses carried forward will expire in 2036 and 2037 except for $0.7 million which may be carried forward indefinitely with a deduction limited to 80% of taxable income in a given year.

The Company’s U.S. operations have been generating taxable income since 2018 with the exception of 2022. The Company expects to continue to generate taxable income in the U.S. during the foreseeable future.

Under the provision of the Internal Revenue Code, the U.S. net operating losses carried forward may become subject to an annual limitation in the event of certain cumulative exchange in the ownership interest of significant shareholders over a three-year period, in excess of 50%, as defined under Section 382 and 383 of the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation.

The fiscal periods from 2022 are still open for inspection by the IRS. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or Massachusetts Department of Revenue to the extent utilized in a future period. The Company is currently not under examination by the IRS for any tax years.

France

The French corporate tax rate for fiscal year 2025 was 25.0%. In addition, the Company is subject to a surcharge of 3.3% of the 25.0% standard corporate tax rate resulting in a combined rate of 25.8%.

The Company’s French operations have incurred losses since incorporation and are expected to continue incurring tax losses for the foreseeable future. The French operations as of December 31, 2025 have an estimated EUR 59.8 million ($70.3 million) of net operating losses EUR 48.9 million ($50.8 million) as of December 31, 2024) that are available for carry forward indefinitely. The Company recorded a partial valuation allowance during the years ended December 31, 2025, 2024, and 2023. The Company evaluates all positive and negative evidence including future income from reversing taxable temporary differences (particularly from reversing the deferred tax liability related to the acquired IPR&D intangible asset), projected future taxable income subject to the loss limitation rules applicable in France and tax-planning strategies in making this assessment.

21.          Basic and diluted loss per ordinary share

Basic net loss per ordinary share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share are calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss in all years presented, all potentially dilutive ordinary shares for these years would have an anti-dilutive effect, if converted, and thus have been excluded from the computation of basic and diluted loss per ordinary share.

	Years ended December 31,
	2025	2024	2023

	(in thousands, except share amounts)
Numerator:
Net loss attributable to ordinary shares	$(198,971)	$(239,556)	$(308,478)
Denominator:
Weighted-average number of ordinary shares outstanding - basic and diluted	57,502,068	48,649,129	47,670,986

The following table presents ordinary share equivalents that were excluded from the calculation of diluted loss per ordinary share for all years presented, as the effect of their inclusion would have been anti-dilutive:

	Years ended December 31,
	2025	2024	2023
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans	$4,531,991	$4,967,160	4,974,030
Non-vested RSUs and PSUs	2,417,920	1,810,018	2,486,919
Pre-Funded Warrants	526,316	—	—
ESPP	13,936	—	3,640
Total anti-dilutive ordinary share equivalents	7,490,163	6,777,178	7,464,589

The anti-dilutive ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that exceeded the price of the Company’s ordinary shares as of December 31, 2025, December 31, 2024 and December 31, 2023.

22.          Commitments and contingencies

In the course of its business, the Company enters as a licensee into contracts with other parties regarding the development and marketing of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be reliably estimated. The Company also has obligations to make future payments that become due and payable upon the collection of milestone payments from CSL Behring. The achievement and timing of these milestones is not fixed or determinable. Relevant commitments and contingencies are further discussed in other sections of this form 10-K, such as, Note 3 “Divestiture of manufacturing facility” and Note 17 “Collaboration arrangements and concentration of credit risk”, amongst others.

Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against the Company, certain of the Company’s executive officers and another party in the United States District Court for the Southern District of New York. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares between September 24, 2025 and October 31, 2025. Plaintiff seeks to recover damages allegedly caused by purported false and misleading misstatements and omissions with respect to the Company’s Phase I/II study of AMT-130 and the timing of the potential BLA filing for AMT-130. The Company intends to vigorously defend against the claims in this action.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this time, the Company is unable to predict the outcome of the class action litigation or reasonably estimate a range of possible losses.

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

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on September 29, 2025).
10.1t	2014 Share Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (file no. 333-225629) filed with the SEC on June 14, 2018).
10.2t	Amended and Restated 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on November 17, 2023).
10.3t	Amended and Restated 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on June 13, 2025).
10.4t	Amended and Restated 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on June 20, 2024).
10.5t

Form of Share Option Agreement, effective December 8, 2021, under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.6t

Form of Restricted Stock Unit Award, effective December 8, 2021, under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.7t+

Form of Performance Stock Unit Award, effective December 8, 2021 under the 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.8t	Employee Share Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (file no. 333-225629) filed with the SEC on June 14, 2018).
10.9t

Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ended March 31, 2025 filed with the SEC on May 9, 2025).

10.10t

Amended and Restated Employment Agreement between uniQure, Inc. and Matthew Kapusta, dated April 15, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ended March 31, 2025 filed with the SEC on May 9, 2025).

10.11t

Amended and Restated Employment Agreement, effective June 15, 2021, by and between uniQure biopharma B.V. and Christian Klemt (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2021 filed with the SEC on July 26, 2021).

10.12t

Employment Agreement dated May 22, 2023 between uniQure, Inc. and Jeannette Potts (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (file no. 001-36294) filed with the SEC on February 28, 2024).

10.13t

Employment Agreement dated June 26, 2023 between uniQure Switzerland GmbH (formerly Corlieve Therapeutics AG) and Walid Abi-Saab (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (file no. 001-36294) filed with the SEC on February 27, 2025).

10.14

Lease relating to 113 Hartwell Avenue, Lexington, Massachusetts, dated as of July 24, 2013, by and between uniQure Inc. and King 113 Hartwell LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form F-1 (file no. 333-193158) filed with the SEC on January 2, 2014).

10.15

First Amendment Lease relating to 113 Hartwell Avenue, Lexington, Massachusetts, dated as of July 24, 2013, by and between the Company and King113 Hartwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on November 15, 2018).

10.16

Second Amendment Lease relating to 113 Hartwell Avenue, Lexington Massachusetts, dated as of June 17, 2019, by and between the Company and King 113 Hartwell LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2019 filed with the SEC on July 29, 2019).

10.17

Landlord Consent to Assignment and Assumption of Lease and Third Amendment to Lease, dated June 28, 2024, by and among Hartwell Innovation Campus, LLC, uniQure, Inc. and Genezen MA, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ending June 30, 2024 filed with the SEC on August 1, 2024).

10.18

Assignment and Assumption of Lease, dated July 22, 2024, by and between uniQure, Inc. and Genezen MA, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ending June 30, 2024 filed with the SEC on August 1, 2024).

10.19

Lease relating to Paasheuvelweg 25, dated as of March 7, 2016, by and between 52 IFH GmbH & Co. KG and uniQure biopharma B.V. (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K (file no. 001-36294) for the year ended December 31, 2016 filed with the SEC on March 15, 2017).

10.20

Lease Agreement relating to 91 Hartwell Avenue, Lexington, Massachusetts, dated as of February 1, 2022, by and between uniQure Inc. and NRL 91 Hartwell LLC (incorporated by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.21

Lease Agreement relating to Peter Merian-Weg 4, 4052 Basel, Switzerland, dated as of  November 1, 2023, by and between uniQure Switzerland GmbH (formerly Corlieve Therapeutics AG)  and Stiftung Sympany (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (file no. 001-36294) filed with the SEC on February 27, 2025).

10.22*	+	Addendum No. 1 to the Lease Agreement relating to Peter Merian-Weg 4, 4052 Basel, Switzerland, dated as of January 6, 2026, by and between uniQure Switzerland GmbH and Stiftung Sympany.
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

10.26†

Assignment and License Agreement dated April 17, 2017 between Professor Paolo Simioni and uniQure biopharma B.V. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on October 19, 2017).

10.27†

Commercialization and License Agreement by and between uniQure biopharma B.V. and CSL Behring LLC dated June 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (file no. 001-36294) for the period ended June 30, 2020 filed with the SEC on July 30, 2020).

10.28†

Third Amended and Restated Loan and Security Agreement as of December 15, 2021, by and among uniQure biopharma B.V., uniQure Inc., uniQure IP B.V., the Company and Hercules Capital Inc (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 001-36294) filed with the SEC on February 25, 2022).

10.29+

Amendment No. 3 to Third Amended and Restated Loan and Security Agreement, dated of September 22, 2025, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., the Company and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on September 24, 2025).

10.30†

Royalty Purchase Agreement, dated May 12, 2023, by and between uniQure biopharma B.V. and HemB SPV, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 (file no. 001-36294) filed with the SEC on August 1, 2023).

10.31†

Asset Purchase Agreement, by and among uniQure, Inc., uniQure biopharma B.V., Genezen Holdings Inc. and Genezen MA, Inc., dated as of June 29, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 (file no. 001-36294) filed with the SEC on August 1, 2024).

14.1*	Code of Ethics.
19.1

Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (file no. 001-36294) filed with the SEC on February 27, 2025).

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

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity / (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

*	Filed herewith.

**   Furnished herewith.

t	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQURE N.V.

Date: March 2, 2026	By:	/s/ MATTHEW KAPUSTA
Matthew Kapusta
Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2026	By:	/s/ CHRISTIAN KLEMT
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

Signatures	Title	Date

/s/ MATTHEW KAPUSTA	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Matthew Kapusta

/s/ CHRISTIAN KLEMT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
Christian Klemt

/s/ MADHAVAN BALACHANDRAN	Director	March 2, 2026
Madhavan Balachandran

/s/ ROBERT GUT	Director	March 2, 2026
Robert Gut

/s/ RACHELLE JACQUES	Director	March 2, 2026
Rachelle Jacques

/s/ JACK KAYE	Director	March 2, 2026
Jack Kaye

/s/ DAVID MEEK	Director	March 2, 2026
David Meek

/s/ LEONARD POST	Director	March 2, 2026
Leonard Post

/s/ JEREMY P. SPRINGHORN	Director	March 2, 2026
Jeremy P. Springhorn