Form 10-Q
period 2026-03-31
uniQure N.V.
filed 2026-05-05
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 63,067,485 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements concerning: our financial position and performance, revenues, costs, expenses, liquidity, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation, completion or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing, including the timing of the Company’s Biologics License Application for AMT-130 to the United States Food and Drug Administration (the “FDA”) and Marketing Authorization Application for AMT-130 to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”); the anticipated or ultimate outcome, and timing, of interactions with regulatory agencies, including the FDA and MHRA; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy, including plans for potential commercialization of AMT-130; our ability to achieve long-term growth; and developments and projections relating to our competitors in the industry.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “Annual Report”), or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

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

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$139,994	$80,240
Current investment securities	446,556	542,301
Accounts receivable	3,562	5,863
Prepaid expenses	16,589	20,506
Other current assets and receivables	9,043	7,076
Total current assets	615,744	655,986
Non-current assets
Property, plant and equipment, net	12,014	13,800
Other investments	30,150	30,237
Operating lease right-of-use assets	12,261	12,525
Intangible assets, net	69,990	72,790
Goodwill	24,811	25,355
Deferred tax assets, net	8,194	8,654
Other non-current assets	5,542	5,561
Total non-current assets	162,962	168,922
Total assets	$778,706	$824,908
Current liabilities
Accounts payable	$4,399	$5,170
Accrued expenses and other current liabilities	43,201	41,292
Liability related to pre-funded warrants	8,605	12,595
Current portion of operating lease liabilities	2,992	3,862
Total current liabilities	59,197	62,919
Non-current liabilities
Long-term debt	49,942	49,699
Liability from royalty financing agreement	482,334	473,199
Operating lease liabilities, net of current portion	10,388	9,832
Contingent consideration	17,029	18,736
Deferred tax liability, net	7,796	7,967
Other non-current liabilities, net of current portion	2,677	3,655
Total non-current liabilities	570,166	563,088
Total liabilities	629,363	626,007
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 80,000,000 shares authorized at March 31, 2026, and December 31, 2025, and 63,033,249 and 62,336,717 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	3,728	3,688
Additional paid-in-capital	1,587,971	1,582,371
Accumulated other comprehensive loss	(59,885)	(58,222)
Accumulated deficit	(1,382,471)	(1,328,936)
Total shareholders' equity	149,343	198,901
Total liabilities and shareholders' equity	$778,706	$824,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended March 31,
	2026	2025

	(in thousands, except share and per share amounts)
License revenues	$3,562	$1,567
Total revenues	3,562	1,567
Operating expenses:
Cost of license revenues	(219)	(197)
Research and development expenses	(29,176)	(36,140)
Selling, general and administrative expenses	(20,068)	(10,908)
Total operating expenses	(49,463)	(47,245)
Other income	1,632	8,306
Other expense	(1,451)	(1,959)
Loss from operations	(45,720)	(39,331)
Interest income	5,229	4,127
Interest expense	(14,031)	(15,109)
Foreign currency (losses) / gains, net	(2,294)	7,172
Other non-operating gains, net	3,769	—
Loss before income tax expense	$(53,047)	$(43,141)
Income tax expense	(488)	(496)
Net loss	$(53,535)	$(43,637)
Other comprehensive loss:
Foreign currency translation losses, net	(1,663)	(1,005)
Total comprehensive loss	$(55,198)	$(44,642)
Loss per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(0.85)	$(0.82)
Weighted average shares - basic and diluted	62,742,847	53,110,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	loss	deficit	equity

	(in thousands, except share and per share amounts)
Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(43,637)	(43,637)
Other comprehensive loss, net	—	—	—	(1,005)	—	(1,005)
Follow-on public offering	5,073,529	261	80,250	—	—	80,511
Exercises of share options	15,928	1	158	—	—	159
Restricted and performance share units distributed during the period	620,935	33	(33)	—	—	—
Share-based compensation expense	—	—	4,410	—	—	4,410
Balance at March 31, 2025	54,698,479	$3,240	$1,257,853	$(53,805)	$(1,173,602)	$33,686

Balance at December 31, 2025	62,336,717	$3,688	$1,582,371	$(58,222)	$(1,328,936)	$198,901
Loss for the period	—	—	—	—	(53,535)	(53,535)
Other comprehensive loss, net	—	—	—	(1,663)	—	(1,663)
Exercises of share options	25,308	1	384	—	—	385
Restricted share units distributed during the period	657,285	38	(38)	—	—	—
Issuance of ordinary shares relating to employee stock purchase plan	13,939	1	164	—	—	165
Share-based compensation expense	—	—	5,090	—	—	5,090
Balance at March 31, 2026	63,033,249	$3,728	$1,587,971	$(59,885)	$(1,382,471)	$149,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2026	2025

	(in thousands)
Cash flows from operating activities
Net loss	$(53,535)	$(43,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,956	4,527
Amortization of discount on investment securities	(4,335)	(2,117)
Share-based compensation expense	5,090	4,410
Royalty financing agreement interest expense, net of interest paid	7,173	8,358
Deferred tax expense	458	496
Changes in fair value of contingent consideration	(1,338)	1,216
Changes in fair value of liability related to pre-funded warrants	(3,769)	—
Unrealized foreign exchange losses / (gains), net	2,178	(7,105)
Other items, net	(242)	(3,971)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	3,780	(2,979)
Accounts payable	(557)	(2,093)
Accrued expenses, other liabilities, and operating leases	3,898	(1,205)
Net cash used in operating activities	(38,243)	(44,100)
Cash flows from investing activities
Proceeds on maturity of debt securities	98,700	85,000
Investment in debt securities	—	(64,775)
Purchases of property, plant, and equipment	(140)	(126)
Net cash generated from investing activities	98,560	20,099
Cash flows from financing activities
Proceeds from follow-on public offering of ordinary shares, net of issuance costs	—	80,511
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	550	159
Net cash generated from financing activities	550	80,670
Currency effect on cash, cash equivalents and restricted cash	(1,132)	1,660
Net increase in cash, cash equivalents and restricted cash	59,735	58,329
Cash, cash equivalents and restricted cash at the beginning of period	81,801	160,329
Cash, cash equivalents and restricted cash at the end of period	$141,536	$218,658
Cash and cash equivalents	$139,994	$217,229
Restricted cash related to leasehold and other deposits	1,542	1,429
Total cash, cash equivalents and restricted cash	$141,536	$218,658
Supplemental cash flow disclosures:
Cash paid for interest	$(6,720)	$(6,491)

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 2, 2026 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in Note 2.3.29 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Current investment securities

The following tables summarize the Company’s investments in government debt securities as of March 31, 2026 and December 31, 2025:

	At March 31, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments securities:
Government debt securities (held-to-maturity)	$446,556	$295	$—	$446,851
Total	$446,556	$295	$—	$446,851

	At December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments securities:
Government debt securities (held-to-maturity)	$542,301	$308	$—	$542,609
Total	$542,301	$308	$—	$542,609

The Company invests in short-term U.S. and European government debt securities with high investment credit ratings. The U.S. and European government bonds are U.S. dollar and euro (€, or EUR) denominated, respectively. Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost. Inputs to the fair value of the investments are considered Level 2 inputs.

As of March 31, 2026 and December 31, 2025, no expected credit loss was identified with respect to the investment securities.

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

The carrying amount of cash and cash equivalents, accounts receivable from licensing and collaboration partners, other assets, accounts payable, accrued expenses and other current liabilities reflected in the Unaudited Consolidated Balance Sheets approximate their fair values due to their short-term maturities.

The Company’s material financial assets include cash and cash equivalents, restricted cash and investment securities. Cash and cash equivalents and restricted cash are measured at fair value using Level 1 inputs. Restricted cash is included in Other non-current assets within the unaudited Consolidated Balance Sheets. Investment securities are measured at amortized cost.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Unaudited Consolidated Balance Sheets

	(in thousands)
Balance at December 31, 2025
Assets:
Cash and cash equivalents	$80,240	$—	$—	$80,240	Cash and cash equivalents
Restricted cash	1,561	—	—	1,561	Other non-current assets
Total assets	$81,801	$—	$—	$81,801
Liabilities:
Liability related to pre-funded warrants	—	12,595	—	12,595	Liability related to pre-funded warrants
Contingent consideration	—	—	18,736	18,736	Contingent consideration
Consideration for post-acquisition services	—	—	638	638	Other non-current liabilities
Total liabilities	$—	$12,595	$19,374	$31,969
Balance at March 31, 2026
Assets:
Cash and cash equivalents	$139,994	$—	$—	$139,994	Cash and cash equivalents
Restricted cash	1,542	—	—	1,542	Other non-current assets
Total assets	$141,536	$—	$—	$141,536
Liabilities:
Liability related to pre-funded warrants	—	8,605	—	8,605	Liability related to pre-funded warrants
Contingent consideration	—	—	17,029	17,029	Contingent consideration
Consideration for post-acquisition services	—	—	580	580	Other non-current liabilities
Total liabilities	$—	$8,605	$17,609	$26,214

a)	Contingent consideration

The Company is required to pay up to EUR 143.1 million (or $164.5 million based on the foreign exchange rate on March 31, 2026) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of the remaining contractually defined milestones related to the development of AMT-260 in connection with the Company’s acquisition of uniQure France SAS.

The fair value of the contingent consideration as of March 31, 2026 was EUR 14.8 million ($17.0 million) (December 31, 2025: EUR 15.9 million ($18.7 million)) using discount rates of approximately 11.5% to 11.8% (December 31, 2025: 11.8%).

If, as of March 31, 2026, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to EUR 47.8 million ($55.0 million). If, as of March 31, 2026, the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of the contingent consideration (presented within non-current liabilities) between December 31, 2025 and March 31, 2026:

Amount of
contingent
consideration
(in thousands)
Balance at December 31, 2025	$18,736
Unrealized change in fair value (presented within Research and development expenses)	(1,338)
Currency translation effects	(369)
Balance at March 31, 2026	$17,029

The Company classified the total contingent consideration liability as non-current as of March 31, 2026 and December 31, 2025. The classification of the contingent consideration within the Company’s Unaudited Consolidated Balance Sheets between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

b)	Liability related to pre-funded warrants

In September 2025, the Company completed a follow-on public offering which included the issuance of pre-funded warrants to purchase 526,316 of the Company’s ordinary shares at the public offering price of $47.50 per ordinary share, less a $0.0001 per ordinary share exercise price for each pre-funded warrant (“Pre-Funded Warrant(s)”). The obligation to issue ordinary shares upon the exercise of the Pre-Funded Warrants is classified as a liability related to pre-funded warrants.

The Pre-Funded Warrants are not exchange-quoted and are measured using a valuation technique whose significant inputs are observable; therefore the fair value measurement is classified within Level 2 of the fair value hierarchy.

Liability related
to pre-funded
warrants
(in thousands)
Balance at December 31, 2025	$12,595
Unrealized change in fair value (presented within Other non-operating gains, net)	(3,769)
Currency translation effects	(221)
Balance at March 31, 2026	$8,605

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	March 31,	December 31,
	2026	2025

	(in thousands)
Accruals for goods received from and services provided by vendors-not yet billed	$23,493	20,490
Personnel-related accruals and liabilities	10,126	$9,941
Current portion of firm purchase commitment liability (refer to Note 13, "Commitments and contingencies")	5,796	5,102
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 7, "Royalty Financing Agreement")	3,562	5,523
Other current liabilities	224	236
Total	$43,201	$41,292

6Long-term debt

The total principal outstanding as of March 31, 2026 under the Company's amended venture debt loan facility with Hercules Capital, Inc. (the “2025 Amended Facility”) was $50.0 million. The amortized cost, including interest due presented as part of Accrued expenses and other current liabilities, was $50.3 million as of March 31, 2026, compared to $50.1 million as of December 31, 2025, and is recorded net of discount and debt issuance costs.

The foreign currency loss on the loan facility in the three months ended March 31, 2026 was $1.1 million, compared to a foreign currency gain of $2.1 million during the same period in 2025. Interest expense during the three months ended March 31, 2026 was $1.4 million, compared to $1.8 million during the same period in 2025.

During the three months ended March 31, 2026, there were no material changes to the terms, available borrowing tranches, covenants, or collateral arrangements of the 2025 Amended Facility as described in Note 11, “Long-term debt” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, the Company was in compliance with all applicable covenants under the facility.

7Royalty Financing Agreement

During the three months ended March 31, 2026, there were no material changes to the terms of the royalty purchase agreement entered into in May 2023 (the “Royalty Financing Agreement”) with HemB SPV, L.P. (the “Purchaser”), as described in Note 12, “Royalty Financing Agreement” within the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2025.

The following table presents the changes in the liability from royalty financing agreement for the period from December 31, 2025 to March 31, 2026:

Amount of liability
(in thousands)
Balance as of December 31, 2025 (includes $5.5 million presented as "Accrued expenses and other current liabilities")	478,722
Royalty payments to the Purchaser	(5,523)
Interest expense for the period	12,621
Balance as of March 31, 2026 (includes $3.6 million presented as "Accrued expenses and other current liabilities")	$485,820

The Company records the debt at amortized cost using the effective interest rate method based on projected cash flows. As of March 31, 2026, the effective interest rate is expected to be within a range of 10.5% to 12.0% per annum (March 31, 2025: 12.0% to 13.5%). Interest expense recorded in connection with the agreement was $12.6 million and $13.3 million for the three months ended March 31, 2026 and 2025, respectively.

8Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). As of March 31, 2026, a total of 2,571,395 ordinary shares remain available for issuance under the 2014 Plan.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Unaudited Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Research and development expenses	1,977	2,463
Selling, general and administrative expenses	3,113	1,947
Total	$5,090	$4,410

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Award type/ESPP
Share options	$1,807	$1,637
Restricted share units	3,206	2,213
Performance share units	62	560
ESPP	15	—
Total	$5,090	$4,410

As of March 31, 2026, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans were:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$14,881	2.88
Restricted share units	27,279	2.40
Performance share units	21	0.08
Total	$42,181	2.57

The Company satisfies the exercise of share options and vesting of Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”) through newly issued ordinary shares.

Share options

Share options are priced on the date of grant and, except for certain grants made to non-executive directors, vest over a period of four years. The first 25% of each grant vests one year after the initial grant date and the remainder vests in equal quarterly installments over years two, three and four. Certain grants to non-executive directors vest in full after one year. Any options that vest must be exercised by the tenth anniversary of the initial grant date.

The following table summarizes option activity under the 2014 Plans for the three months ended March 31, 2026:

	Options
	Number of ordinary shares	Weighted average exercise price

Outstanding at December 31, 2025	4,531,991	17.04
Granted	771,900	$9.53
Forfeited	—	$—
Expired	(11,466)	$37.00
Exercised	(25,308)	$15.24
Outstanding at March 31, 2026	5,267,117	$15.90
Thereof, fully vested, and exercisable on March 31, 2026	2,825,796	$20.06
Thereof, outstanding and expected to vest after March 31, 2026	2,441,321	$11.09
Outstanding and expected to vest after December 31, 2025	1,999,315	$11.81

Total weighted average grant date fair value of options issued during the period (in $ millions)	$4.9

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2026	2025
Assumptions
Expected volatility	95.0%	80.0%
Expected terms	10 years	10 years
Risk-free interest rate	4.2% - 4.3%	4.4%
Expected dividend yield	0.0%	0.0%

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2026:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2025	2,395,420	$12.15
Granted	997,100	$10.77
Vested	(657,285)	$11.33
Forfeited	(43,468)	$15.72
Non-vested at March 31, 2026	2,691,767	$11.78

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$10.7

RSUs are measured at grant date based on the market price of the Company’s ordinary shares and, except for certain grants made to non-executive directors, vest over a three-year period. RSUs granted to non-executive directors vest one year after the date of grant.

PSUs

The Company granted PSUs to certain employees in 2024 and 2026, that, with respect to the 2024 PSUs, will be earned upon the Board of Directors’ assessment of the level of achievement of agreed upon performance targets, and, with respect to the 2026 PSUs, will be earned upon management’s assessment of the level of achievement of agreed upon performance targets, subject, in each case, to the grantee’s continued employment. The fair value of PSUs granted in 2024 and 2026 was determined on the grant date by reference to the market price of the Company’s ordinary shares.

The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of March 31, 2026, the PSUs granted in 2026 were assessed as not probable of achieving the requisite performance conditions in accordance with ASC 718, Compensation-Stock Compensation; therefore, no stock-based compensation expense has been recognized.

The following table summarizes the PSU activity for the three months ended March 31, 2026:

PSUs
Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2025	22,500	$15.40
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2026	22,500	$15.40

ESPP

During the three months ended March 31, 2026, 13,939 ordinary shares were issued under the ESPP compared to nil ordinary shares issued during the same period in 2025. As of March 31, 2026, 72,773 ordinary shares remain available for issuance under the ESPP compared to a total of 86,712 ordinary shares as of March 31, 2025.

9	Segment reporting

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

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Three months ended March 31,
	2026	2025

	(in thousands)
Revenue	$3,562	$1,567
Less:
Employee related expenses	(16,786)	(14,216)
Laboratory and development expenses	(14,761)	(15,967)
Professional fees	(4,507)	(2,057)
Information technology system costs	(1,659)	(1,001)
Facility expenses	(1,547)	(1,667)
Other segment items(1)	(3,513)	(969)
Segment operating loss	(39,211)	(34,310)
Reconciliation
Depreciation and amortization expense	(2,956)	(4,527)
Share-based compensation expense	(5,090)	(4,410)
Fair value gain / (loss) - contingent consideration	1,338	(1,216)
Fair value gain - liability related to pre-funded warrants	3,769	—
Foreign currency (losses) / gains, net	(2,294)	7,172
Interest income	5,229	4,127
Interest expense - Royalty Financing Agreement	(12,621)	(13,309)
Interest expense - Hercules loan facility	(1,410)	(1,800)
Other reconciling items	199	5,132
Consolidated loss before income tax expense	$(53,047)	$(43,141)

(1)	Other segment items included in segment operating loss include costs related to intellectual property and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands.

10	Other investments and concentration of credit risk

The following table summarizes the Company’s other investments as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

	(in thousands)
Carrying amount of investments valued under measurement alternative	$15,280	$15,615
Convertible note receivable	14,870	14,622
Total	$30,150	$30,237

The Company did not recognize any upward adjustments, downward adjustments, or impairments relating to investments carried under the measurement alternative during the three months ended March 31, 2026, and 2025.

Genezen

In 2024, as part of the Company’s divestment of its commercial manufacturing operations to Genezen Holdings Inc. and its subsidiary Genezen MA, Inc. (together “Genezen”), the Company entered into a commercial supply agreement (the “Genezen CSA”), as well as a development and other manufacturing agreement, with Genezen. The Company recorded a balance of prepaid expenses of $12.3 million and $13.9 million as of March 31, 2026 and December 31, 2025, respectively, for services that the Company expects to receive from Genezen. In addition, as of March 31, 2026, the Company holds a convertible note receivable of $14.9 million which is due in September 2029 and for which Genezen is the counterparty (December 31, 2025: $14.6 million). These balances represent a concentration of credit risk, and the Company’s maximum exposure to loss is the carrying value of these assets. No expected credit losses were recognized during the three months ended March 31, 2026 or 2025.

CSL Behring

As of March 31, 2026 and December 31, 2025, accounts receivable from CSL Behring LLC (“CSL Behring”) totaled $3.6 million and $5.9 million, respectively, in each case related to royalty revenue.

11	Income taxes

The Company recorded a deferred tax expense of $0.5 million related to its U.S. operations during the three months ended March 31, 2026 ($0.5 million for the three months ended March 31, 2025).

The effective income tax rate of 0.9% during the three months ended March 31, 2026 (three months ended March 31, 2025: 1.1%) is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company recorded a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax assets in France.

12Basic and diluted loss per share

Diluted loss per ordinary share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss in the three months ended March 31, 2026 and March 31, 2025, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of diluted loss per share for the three months ended March 31, 2026 and March 31, 2025. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of March 31, 2026 and March 31, 2025, respectively.

The potentially dilutive ordinary shares are summarized below:

	March 31,
	2026	2025
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans	$5,267,117	$5,283,396
Non-vested RSUs and PSUs	2,714,267	2,242,926
Pre-Funded Warrants	526,316	—
ESPP	13,936	—
Total anti-dilutive ordinary share equivalents	8,521,636	7,526,322

13Commitments and contingencies

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

As of March 31, 2026, the remaining minimum purchase commitments in connection with the Genezen CSA amount to $16.2 million, with $13.3 million to be paid within the next 12 months. As of March 31, 2026, CSL Behring’s minimum purchase commitments to the Company over the next 12 months, in connection with the development and commercial supply agreement between the Company and CSL Behring (the “CSL Behring CSA”), amount to $16.4 million, of which $16.2 million relates to such minimum purchase commitments to Genezen. In April 2026, the Company entered into agreements with Genezen and CSL Behring to terminate the Genezen CSA and the CSL Behring CSA. Refer to Note 14, “Subsequent events”.

Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against the Company, certain of its executive officers and another party in the United States District Court for the Southern District of New York. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s ordinary shares between September 24, 2025 and October 31, 2025. Plaintiff seeks to recover damages allegedly caused by purported false and misleading statements and omissions with respect to the Company’s Phase I/II study of AMT-130 and the timing of the potential BLA filing for AMT-130. The Company intends to vigorously defend against the claims in this action.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this time, the Company is unable to predict the outcome of the class action litigation or reasonably estimate a range of possible losses.

14Subsequent events

Termination agreements with CSL Behring and Genezen

Since the Company’s July 2024 divestiture of its commercial manufacturing activities to Genezen, the Company had been sourcing etranacogene dezaparvovec-drlb (“HEMGENIX®”) under the Genezen CSA. The Company entered into the Genezen CSA to enable it to meet its obligations to supply HEMGENIX® in accordance with the June 2020 commercialization and license agreement with CSL Behring (the “CSL Behring Agreement”) (refer to Note 10, “Other Investments and concentration of credit risk,” and Note 13, “Commitments and contingencies”) until such time that the HEMGENIX® manufacturing technology had been transferred to CSL Behring or a contract manufacturing organization designated by CSL Behring. The Company, since July 2024, had served as an agent in the sale of HEMGENIX® to CSL Behring as title to HEMGENIX® drug product supply had been directly passing from Genezen to CSL Behring. In April 2026, the Company entered into agreements with CSL Behring and Genezen that provide for i) the termination of its obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA, once the contractually specified batches have been supplied to CSL Behring, which the Company expects to occur in mid-2026, and ii) the designation of Genezen as CSL Behring’s contract manufacturing organization. In addition, the CSL Behring Agreement was amended to terminate certain manufacturing-related terms associated with both the CSL Behring CSA and the Genezen CSA, as well as the Company’s development support that CSL Behring could request from time to time with respect to HEMGENIX®. All other terms of the CSL Behring Agreement remain in full force and effect.

The Company expects that by the time the contractually specified batches have been supplied to CSL Behring, it will i) have fully amortized the carrying amount of the intangible asset recorded with respect to the favorable supply terms under the Genezen CSA of $7.3 million as of March 31, 2026, and ii) have fully released the firm purchase commitment liability with a March 31, 2026 carrying amount of $5.8 million.

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

Overview

We are a leader in the field of gene therapy, seeking to deliver to patients suffering from rare and other devastating diseases single treatments with potentially curative results. We are advancing a focused pipeline of innovative gene therapies, including our clinical candidates for the treatment of Huntington’s disease, refractory mesial temporal lobe epilepsy (“MTLE”), and Fabry disease.

Recent Product Candidate Developments

Huntington’s disease program (AMT-130)

AMT-130 is our novel gene therapy candidate for the treatment of Huntington’s disease, which utilizes our proprietary, gene-silencing miQURE® platform and incorporates a miRNA, specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

We are currently conducting Phase I/II clinical trials of AMT-130 in the U.S. and Europe. We completed the enrollment of all 26 patients in the first two cohorts of our U.S. study in March 2022 and the enrollment of 13 patients in the two cohorts of our European study in June 2023. In 2025, we completed enrollment of all 12 patients in the third cohort, and we treated six patients with the high-dose of AMT-130 in a fourth cohort to evaluate the safety and efficacy of AMT-130 in patients with lower baseline striatal volumes compared to previous cohorts in the U.S. Phase I/II study.

Data from Phase I/II Clinical Studies

In September 2025, we announced positive topline data from the three-year analysis of the ongoing Phase I/II studies of AMT-130 for the treatment of Huntington’s disease. We analyzed clinical outcomes for 29 patients treated with AMT-130 (n=17 high-dose; n=12 low-dose) of which 12 patients per dose group had attained 36 months of follow-up and were evaluated at that time point. Outcomes for each dose group were compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set (n=940 for high-dose; n=626 for low-dose).

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

AMT-130 was generally well-tolerated in the Phase I/II studies, with a manageable safety profile at both doses. The most common adverse events in the treatment groups were related to the administration procedure.

Regulatory Update

From November 2024 through April 2025, we held three Type B meetings with the U.S. Food and Drug Administration (“FDA”). As part of these interactions, the FDA agreed that data from the ongoing Phase I/II studies, compared to a natural history external control, may serve as the primary basis of a Biologics License Application (“BLA”) submission under the FDA’s accelerated approval pathway. The FDA also agreed that cUHDRS may be used as an intermediate clinical endpoint and reductions in CSF NfL may serve as supportive evidence of therapeutic benefit in the application for such accelerated approval.

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

We intend to continue engaging with the FDA and have scheduled a Type B meeting with the agency in the second quarter of 2026.

In April 2026, we announced that, following feedback from a pre-submission meeting with the United Kingdom’s (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding AMT-130, we plan to submit a UK Marketing Authorization Application for AMT-130 in the third quarter of 2026.

Temporal lobe epilepsy program (AMT-260)

We are conducting a Phase I/IIa clinical trial, GenTLE, of AMT-260 for the treatment of MTLE in the U.S. GenTLE consists of two parts. The first part is a multicenter, open-label trial with two dosing cohorts of six patients each to assess safety, tolerability, and initial efficacy of AMT-260 in patients with refractory MTLE. The second part is expected to be a randomized, controlled trial to generate proof of concept data.

In September 2025, we completed enrollment of the first three patients in the first cohort administering AMT-260 to patients with lesions in the non-dominant hemisphere of the brain. Following a review by the independent data monitoring committee (“IDMC”), we expanded the first cohort into MTLE in the dominant hemisphere and initiated a second cohort. We completed enrollment of six patients into the first cohort in 2025. We also initiated enrollment of a second cohort in 2025, which is expected to include an additional six patients.

Fabry disease program (AMT-191)

We are conducting a Phase I/II clinical trial of AMT-191 for the treatment of Fabry disease. The multicenter, open-label clinical trial consists of three dose-ranging cohorts of three or more patients each to assess safety, tolerability, and efficacy of AMT-191 in patients with Fabry disease.

In February 2026, we announced updated preliminary data from the Phase I/II study of AMT-191 for Fabry disease. Updated preliminary safety and exploratory efficacy data included the following, with a data cutoff date as of January 8, 2026:

●	Dose-dependent elevations were observed across 11 patients in three dose levels with α-Gal A activity ranging from 0.34- to 82.2-fold above mean normal range (1.38-8.66 nmol; mean normal of 3.57 nmol) at the lowest dose, 1.6- to 312.52-fold at the mid dose, and 27.7- to 223.7-fold at the highest dose. These increases were durable for the measured time period ranging from the longest follow-up period of more than a year in a treated patient (high-dose cohort) to the shortest follow-up period of four-months in a treated patient (mid-dose cohort).
●	Six of 11 dosed patients were withdrawn from enzyme replacement therapy (“ERT”).

●	Plasma lyso-Gb3 levels were stable post-dose across all dose cohorts, regardless of ERT status through the cutoff date.

As of February 18, 2026, all 11 dosed patients were withdrawn from ERT.

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

Amyotrophic Lateral Sclerosis (AMT-162)

EPISOD1 is a Phase I/II multi-center, open-label trial of AMT-162 for the treatment of amyotrophic lateral sclerosis caused by mutations in superoxide dismutase 1 (“SOD1-ALS”) in the U.S. In September 2025, we voluntarily paused enrollment in EPISOD1 upon the recommendation of the IDMC following a review of available preliminary data related to the safety and efficacy of AMT-162 in the context of a dose limiting toxicity, which resulted in a SAE determined to be related to AMT-162, that was observed in one patient in the second cohort. Following review of the preliminary efficacy and safety data generated from EPISOD1, we have decided to discontinue development of AMT-162. We will continue to collect safety data from the five patients dosed in EPISOD1, consistent with applicable safety and regulatory requirements.

CSL Behring Collaboration

In June 2020, we entered into a commercialization and license agreement with CSL Behring LLC (the “CSL Behring Agreement”) pursuant to which CSL Behring LLC (“CSL Behring”) received exclusive global rights to HEMGENIX®.

We and CSL Behring also entered into a development and commercial supply agreement, pursuant to which, among other things, we agreed to supply the product to CSL Behring until such time that these capabilities are transferred to CSL Behring or its designated contract manufacturing organization (the “CSL Behring CSA”). CSL Behring in September 2022 informed us about their intent to transfer contract manufacturing to a designated third party. In July 2024 as part of our divestment of our commercial manufacturing operations to Genezen Holdings Inc. and its subsidiary Genezen MA, Inc. (together “Genezen”), we entered into a commercial supply agreement to transfer the manufacturing and supply activities to Genezen such that Genezen manufactures and supplies CSL Behring’s commercial demand for HEMGENIX® on our behalf (the “Genezen CSA”).

In April 2026, we entered into agreements with CSL Behring and Genezen that provide for (i) the termination of our obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA, once the contractually specified batches have been supplied to CSL Behring, which we expect to occur in mid-2026, and (ii) the designation of Genezen as CSL Behring’s contract manufacturing organization. In addition, the CSL Behring Agreement was amended to terminate certain manufacturing-related terms associated with both the CSL Behring CSA and the Genezen CSA, as well as our development support that CSL Behring could request from time to time with respect to HEMGENIX®. All other terms of the CSL Behring Agreement remain in full force and effect.

Financial Overview

Key components of our results of operations include the following:

	Three months ended March 31,
	2026	2025

	(in thousands)
Total revenues	$3,562	$1,567
Cost of license revenues	(219)	(197)
Research and development expenses	(29,176)	(36,140)
Selling, general and administrative expenses	(20,068)	(10,908)
Net loss	(53,535)	(43,637)

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents and investment securities of $586.6 million and $622.5 million, respectively. We had a net loss of $53.5 million in the three months ended March 31, 2026, compared to a net loss of $43.6 million for the same period in 2025. As of March 31, 2026 and December 31, 2025, we had accumulated deficits of $1,382.5 million and $1,328.9 million, respectively. See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies, as well as a discussion of our critical accounting estimates, are presented in our Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.

Research and development expenses

We expense research and development (“R&D”) expenses as incurred. R&D expenses include costs which relate to our primary activities of biopharmaceutical research and development. Our R&D expenses generally consist of costs incurred for the development of our target candidates, which include:

●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	costs incurred for laboratory research, preclinical and nonclinical studies, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors;
●	costs incurred to conduct consistency and comparability studies;
●	costs incurred for the development and improvement of our manufacturing processes and methods;
●	costs associated with research activities for enabling technology platforms;
●	costs associated with the rendering of collaboration services;
●	payments related to identifiable intangible assets without an alternative future use;
●	payments to our licensors for milestones that have been achieved related to our product candidates;
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and,
●	changes in the fair value of liabilities recorded in relation to the acquisition of uniQure France SAS.

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

Other items, net

Our other income generally consists of payments received to subsidize our research and development efforts and income from the subleasing of our Amsterdam facility and our Lexington, MA research and development facility.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table presents a comparison of our results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	2026 vs 2025

	(in thousands)
License revenues	$3,562	$1,567	$1,995
Total revenues	3,562	1,567	1,995
Operating expenses:
Cost of license revenues	(219)	(197)	(22)
Research and development expenses	(29,176)	(36,140)	6,964
Selling, general and administrative expenses	(20,068)	(10,908)	(9,160)
Total operating expenses	(49,463)	(47,245)	(2,218)
Other income	1,632	8,306	(6,674)
Other expense	(1,451)	(1,959)	508
Loss from operations	(45,720)	(39,331)	(6,389)
Non-operating expense, net	(7,327)	(3,810)	(3,517)
Net loss before income tax expense	$(53,047)	$(43,141)	$(9,906)
Income tax expense	(488)	(496)	8
Net loss	$(53,535)	$(43,637)	$(9,898)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended March 31, 2026 and 2025, we recognized $3.6 million and $1.6 million of license revenues, respectively.

R&D expense

R&D expenses for the three months ended March 31, 2026 were $29.2 million, compared to $36.1 million for the same period in 2025. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Three months ended March 31,
	2026	2025	2026 vs 2025

	(in thousands)
Huntington's disease (AMT-130)	$7,980	$8,230	$(250)
Temporal lobe epilepsy (AMT-260)	2,827	2,075	752
Fabry disease (AMT-191)	1,539	2,187	(648)
Amyotrophic lateral sclerosis (AMT-162)	894	1,831	(937)
Programs in preclinical development and platform related expenses	1,134	1,280	(146)
Total direct research and development expenses	$14,374	$15,603	$(1,229)

Employee and contractor-related expenses	9,060	10,159	(1,099)
Facility expenses	3,619	4,550	(931)
Share-based compensation expense	1,977	2,463	(486)
Fair value changes related to contingent consideration	(1,338)	1,216	(2,554)
Other expenses	1,484	2,149	(665)
Total other research and development expenses	$14,802	$20,537	$(5,735)

Total research and development expenses	$29,176	$36,140	$(6,964)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the three months ended March 31, 2026 and 2025, we incurred costs of $8.0 million and $8.2 million respectively, primarily related to clinical trials and Chemistry, Manufacturing, and Controls (“CMC”) development. We incurred costs of $4.5 million and $3.0 million related to clinical trials and CMC development, respectively, compared to costs of $5.7 million and $2.0 million in the comparative period.

Temporal lobe epilepsy (AMT-260)

In the three months ended March 31, 2026 and March 31, 2025 we incurred costs of $2.8 million and $2.1 million respectively, for the development of AMT-260. We incurred costs of $2.6 million and $0.2 million related to clinical trials and CMC development, respectively, compared to costs of $1.6 million and $0.4 million in the comparative period.

Fabry disease (AMT-191)

In the three months ended March 31, 2026 and March 31, 2025, we incurred costs of $1.5 million and $2.2 million, respectively, related to our development of AMT-191, primarily in relation to our Phae I/II trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the three months ended March 31, 2026 and March 31, 2025, we incurred $0.9 million and $1.8 million of expenses, respectively, primarily in relation to our Phase I/II clinical trial.

Preclinical programs & platform development

In the three months ended March 31, 2026 and March 31, 2025, we incurred $1.1 million and $1.3 million of costs, respectively, related to activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $9.1 million in personnel and contractor-related expenses in the three months ended March 31, 2026, compared to $10.2 million for the same period in 2025. The decrease was due to a decrease in personnel-related expenses, as well as a decrease in severance costs and reorganization expenses related to the divestment of our commercial manufacturing activities in July 2024, incurred in the first quarter of 2025;
●	We incurred $3.6 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the three months ended March 31, 2026 compared to $4.6 million in the same period in 2025. The decrease of $1.0 million was primarily driven by a revision to the estimated useful lives of certain assets, resulting in higher depreciation recognized during the three months ended March 31, 2025, compared with the current period;
●	We recognized a $1.3 million gain in the three months ended March 31, 2026, related to a decrease in the fair value of contingent consideration associated with the acquisition of uniQure France SAS, compared to a $1.2 million loss for the same period in 2025. The decrease was primarily related to changes to the discount rate and expected timing of future achievement of the related remaining milestones;
●	We incurred $2.0 million in share-based compensation expenses in the three months ended March 31, 2026, compared to $2.5 million for the same period in 2025; and,
●	We incurred $1.5 million of other expenses for the three months ended March 31, 2026, compared to $2.1 million for the same period in 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 were $20.1 million, compared to $10.9 million for the same period in 2025.

	Three months ended March 31,
	2026	2025	2026 vs 2025

	(in thousands)
Employee and contractor-related expenses	$9,855	$5,485	$4,370
Professional fees	3,655	1,903	1,752
Share-based compensation expense	3,113	1,947	1,166
Intellectual property fees	872	283	589
Depreciation and facility costs	337	380	(43)
Information technology costs	520	281	239
Other expenses	1,716	629	1,087
Total selling, general and administrative expenses	$20,068	$10,908	$9,160

●	We incurred $9.9 million in personnel and contractor-related expenses in the three months ended March 31, 2026, compared to $5.5 million in the same period in 2025. The increase in 2026 was primarily the result of a higher number of employees recruited in the second half of 2025 in support of a potential commercial launch of AMT-130;
●	We incurred $3.7 million in professional fees in the three months ended March 31, 2026 compared to $1.9 million in the same period in 2025. The increase was related to fees incurred in relation to legal and commercial services;
●	We incurred $3.1 million in share-based compensation expenses in the three months ended March 31, 2026, compared to $1.9 million in the same period in 2025. The increase was primarily the result of a higher number of grants outstanding in the three months ended March 31, 2026, in comparison with the prior period; and,
●	We incurred $1.7 million in other expenses in the three months ended March 31, 2026, compared to $0.6 million in the same period in 2025.

Other income and expense

	Three months ended March 31,
	2026	2025	2026 vs 2025

	(in thousands)
Research and development grants from Dutch authorities	$958	$1,719	$(761)
Sublease income / (expense), net	269	24	245
Sale of critical reagents to Genezen	—	6,000	(6,000)
Supply of HEMGENIX® to CSL Behring	(1,185)	(1,525)	340
Other income, net	139	129	10
Total other items, net	$181	$6,347	$(6,166)

Other non-operating items, net

Our other non-operating items, net, for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three months ended March 31,
	2026	2025	2026 vs 2025

	(in thousands)
Interest income	$5,229	$4,127	$1,102
Interest expense - Royalty Financing Agreement	(12,621)	(13,309)	688
Interest expense - Hercules debt facility	(1,410)	(1,800)	390
Foreign currency (losses) / gains, net	(2,294)	7,172	(9,466)
Changes in fair value of liability related to pre-funded warrants	3,769	—	3,769
Total non-operating items, net	$(7,327)	$(3,810)	$(3,517)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $5.2 million in interest income in the three months ended March 31, 2026, compared to $4.1 million in the same period in the prior year. Our interest income increased by $1.1 million, primarily due to increases in amounts of our investment securities during the three months ended March 31, 2026, compared to the same period in the prior year.

In May 2023, uniQure biopharma B.V. entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. to sell certain current and future royalties due to uniQure biopharma B.V. from CSL Behring from the net sales of HEMGENIX® pursuant to the CSL Behring Agreement. We recognized non-cash interest expenses related to the Royalty Financing Agreement of $12.6 million and $13.3 million in the three months ended March 31, 2026 and 2025, respectively.

We recognized interest expense of $1.4 million and $1.8 million in the three months ended March 31, 2026, and March 31, 2025, respectively, related to the Hercules loan facility. Our interest expense decreased by $0.4 million, primarily due to improved terms following the September 2025 amendment as well as a decrease in market interest rates.

We conduct transactions and hold monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are remeasured at period-end exchange rates, and resulting foreign currency transaction gains and losses are recorded in the Unaudited Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency loss, related to our borrowings from Hercules, the Royalty Financing Agreement and our cash and cash equivalents and investment securities as well as loans between entities within the uniQure group, of $2.3 million during the three months ended March 31, 2026, compared to a net gain of $7.2 million during the same period in 2025.

We issued pre-funded warrants as part of our September 2025 follow-on public offering. We recognize changes related to a liability recorded in relation to this issuance at fair value. We recognized a $3.8 million gain in the three months ended March 31, 2026 related to a decrease in the fair value of the liability related to pre-funded warrants, compared to nil for the same period in 2025.

Income tax expense

We recognized $0.5 million of deferred tax expense in the three months ended March 31, 2026, and $0.5 million of deferred tax expense for the same period in 2025.

Financial Position, Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents, restricted cash and investment securities of $588.1 million. We believe our cash and cash equivalents, restricted cash, and investment securities will be sufficient to fund our projected operating expenses into the second half of 2029. Such operating expenses include expenses to fund the ongoing clinical trials of AMT-130, AMT-191 and AMT-260, as well as the potential investment of a material portion of the proceeds from our September 2025 public follow-on offering primarily into advancing certain of our clinical candidates into late state development. The amount and timing of our actual expenditures may vary significantly depending on when we commence, as well as the design of, any Phase III trials for AMT-130, AMT-191, and AMT-260 that we may conduct. We have based our estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, and as such, we may require additional funding.

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

Our current material cash requirements include the following contractual and other obligations:

Debt

As of March 31, 2026, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. The loan has an interest-only period until October 1, 2028 and we are contractually required to repay the $50.0 million in equal installments between October 1, 2028 and October 1, 2030. The interest-only period will be extended to October 1, 2029 if the BLA for AMT-130 is approved prior to June 15, 2027. The loan will be interest-only until October 1, 2030 if certain commercial milestones are met prior to December 31, 2028. Future contractual interest payments (assuming repayments commence on October 1, 2028) associated with the loan are  $20.7 million, with $5.4 million payable within the next 12 months.

Leases

We have entered into lease arrangements for facilities, including corporate, laboratories and office space. As of March 31, 2026, we had fixed lease payment obligations of $20.9 million, with $4.6 million payable within the next 12 months. Following the closing of the Lexington Transaction, we assigned our lease for our prior manufacturing facility in Lexington, MA to Genezen. As of March 31, 2026, we remain obligated under a guarantee of lease payments of $15.2 million, with the maximum potential exposure under the guarantee decreasing over the remaining lease term through May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In connection with our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractually defined milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. As of March 31, 2026, our remaining commitment amounts include EUR 160.0 million ($184.0 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestones will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of March 31, 2026 of $1.15/€1.00. As of March 31, 2026, we expect these obligations will become payable between 2030 and 2034. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$81,801	$160,329
Net cash used in operating activities	(38,243)	(44,100)
Net cash generated from investing activities	98,560	20,099
Net cash generated from financing activities	550	80,670
Foreign exchange impact	(1,132)	1,660
Cash, cash equivalents and restricted cash at the end of period	$141,536	$218,658

We have previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continued to incur losses in the current period. We recorded a net loss of $53.5 million in the three months ended March 31, 2026, compared to a net loss of $43.6 million during the same period in 2025. As of March 31, 2026, we had an accumulated deficit of $1,382.5 million.

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

Net cash used in operating activities

Net cash used in operating activities was $38.2 million for the three months ended March 31, 2026 and consisted of a net loss of $53.5 million, adjusted for non-cash items including depreciation and amortization expense of $3.0 million, amortization of the discount on investment securities of $4.3 million, share-based compensation expense of $5.1 million, $7.2 million of interest expense net of interest paid related the Royalty Financing Agreement, a change in deferred taxes of $0.5 million, changes in the fair value of contingent consideration of $1.3 million, changes in the fair value of the liability related to pre-funded warrants of $3.8 million and unrealized foreign exchange losses of $2.2 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $7.1 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $3.8 million. There was a net increase in accounts payable, accrued expenses, other liabilities, income taxes payable and operating leases of $3.3 million.

Net cash used in operating activities was $44.1 million for the three months ended March 31, 2025 and consisted of net loss of $43.6 million adjusted for non-cash items, including depreciation and amortization expense of $4.5 million, amortization of the discount on investment securities of $2.1 million, share-based compensation expense of $4.4 million, $8.4 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $0.5 million, changes in the fair value of contingent consideration of $1.2 million, and unrealized foreign exchange gains of $7.1 million. Net cash used in operating activities also included unfavorable changes in operating assets and liabilities of $6.3 million. There was a net increase in accounts receivable, prepaid expenses, and other current assets and receivables of $3.0 million. There was a net decrease in accounts payable, accrued expenses, other liabilities, and operating leases of $3.3 million.

Net cash generated from investing activities

In the three months ended March 31, 2026, we generated $98.6 million from our investing activities compared to $20.1 million generated during the same period in 2025.

	Three months ended March 31,
	2026	2025

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$98,700	$85,000
Investment in debt securities	—	(64,775)
Capital expenditures	(140)	(126)
Net cash generated from investing activities	$98,560	$20,099

Net cash generated from financing activities

In the three months ended March 31, 2026, net cash generated from financing activities was $0.6 million, compared to net cash generated from financing activities of $80.7 million in the same period in 2025.

	Three months ended March 31,
	2026	2025

	(in thousands)
Cash flows from financing activities
Proceeds from follow-on public offering of ordinary shares, net of issuance costs	$—	$80,511
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	550	159
Net cash generated from financing activities	$550	$80,670

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	Investments to develop AMT-130, AMT-191 and AMT-260 beyond completing the ongoing trials;
●	activities to prepare for the potential commercialization of AMT-130 for Huntington’s disease, if we can align on the requirements for marketing authorization with the respective regulatory authorities;

●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to the achievement of specific development and regulatory milestones;
●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the three months ended March 31, 2026, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026. Based on such evaluation, our CEO and CFO concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, we implemented a new enterprise resource planning (“ERP”) system in January 2026.

In connection with the ERP implementation, we adapted our internal control activities, including those related to information produced by the entity, user access and segregation of duties, roles and permissions, and approval workflows. The implementation also impacted processes supporting the maintenance of financial records, transaction processing, and financial reporting.

Except for the ERP system implementation described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against us, certain of our executive officers and another party in the United States District Court for the Southern District of New York. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares between September 24, 2025 and October 31, 2025. Plaintiff seeks to recover damages allegedly caused by purported false and misleading statements and omissions with respect to our Phase I/II study of AMT-130 and the timing of the potential BLA filing for AMT-130. We intend to vigorously defend against the claims in this action.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this time, we are unable to predict the outcome of the class action litigation or reasonably estimate a range of possible losses.

Item 1A.Risk Factors

For a discussion of our risks, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2026, the following adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Madhavan Balachandran, Non-executive Director	March 10, 2026	21,685	December 31, 2026

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

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

10.1*+	Termination and Amendment Agreement, dated April 15, 2026, by and between uniQure biopharma B.V. and CSL Behring LLC.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the Securities and Exchange Commission on May 5, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the Securities and Exchange Commission on May 5, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

*            Filed herewith.

±            Furnished herewith.

+Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: May 5, 2026