Form 10-Q
period 2026-06-30
uniQure N.V.
filed 2026-07-29
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, the registrant had 69,366,412 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements concerning: our financial position and performance, revenues, costs, expenses, liquidity, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation, completion or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing, including with respect to the Company’s Biologics License Application for AMT-130 to the United States Food and Drug Administration (the “FDA”) and Marketing Authorization Application for AMT-130 to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”); the anticipated or ultimate outcome, and timing, of interactions with regulatory agencies, including the FDA and MHRA; our plans to conduct a confirmatory study for AMT-130; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits and clinical, therapeutic and commercial potential of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy, including plans for potential commercialization of AMT-130; our ability to achieve long-term growth; and developments and projections relating to our competitors in the industry.

Forward-looking statements are only predictions based on management’s current views and assumptions and involve risks and uncertainties, and actual results could differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position or future financial performance include those discussed in Part II, Item 1A “Risk Factors,” as well as those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “Annual Report”), our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or in the documents where such forward-looking statements appear. You should carefully consider that information before you make an investment decision.

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

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$413,027	$80,240
Current investment securities	397,308	542,301
Accounts receivable	5,778	5,863
Prepaid expenses	10,245	20,506
Other current assets and receivables	7,911	7,076
Total current assets	834,269	655,986
Non-current assets
Property, plant and equipment, net	11,376	13,800
Other investments	30,267	30,237
Operating lease right-of-use assets	11,606	12,525
Intangible assets, net	62,101	72,790
Goodwill	24,587	25,355
Deferred tax assets, net	6,362	8,654
Other non-current assets	4,535	5,561
Total non-current assets	150,834	168,922
Total assets	$985,103	$824,908
Current liabilities
Accounts payable	$4,979	$5,170
Accrued expenses and other current liabilities	51,133	41,292
Liability related to pre-funded warrants	24,242	12,595
Current portion of operating lease liabilities	2,991	3,862
Total current liabilities	83,345	62,919
Non-current liabilities
Long-term debt	50,147	49,699
Liability from royalty financing agreement	489,333	473,199
Operating lease liabilities, net of current portion	9,696	9,832
Contingent consideration	18,113	18,736
Deferred tax liability, net	7,726	7,967
Other non-current liabilities, net of current portion	2,693	3,655
Total non-current liabilities	577,708	563,088
Total liabilities	661,053	626,007
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 100,000,000 shares authorized at June 30, 2026, and 80,000,000 at December 31, 2025, and 69,334,839 and 62,336,717 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	4,086	3,688
Additional paid-in capital	1,841,745	1,582,371
Accumulated other comprehensive loss	(58,251)	(58,222)
Accumulated deficit	(1,463,530)	(1,328,936)
Total shareholders' equity	324,050	198,901
Total liabilities and shareholders' equity	$985,103	$824,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$5,841	$5,262	$9,403	$6,829
Total revenues	5,841	5,262	9,403	6,829
Operating expenses:
Cost of license revenues	(350)	(656)	(569)	(853)
Research and development expenses	(33,964)	(35,383)	(63,140)	(71,523)
Selling, general and administrative expenses	(17,367)	(13,500)	(37,435)	(24,408)
Total operating expenses	(51,681)	(49,539)	(101,144)	(96,784)
Other income	1,598	2,597	3,230	10,903
Other expense	(7,961)	(2,185)	(9,412)	(4,144)
Loss from operations	(52,203)	(43,865)	(97,923)	(83,196)
Interest income	5,051	3,524	10,280	7,651
Interest expense	(14,366)	(15,591)	(28,397)	(30,700)
Foreign currency (losses) / gains, net	(1,730)	18,638	(4,024)	25,810
Other non-operating (losses), net	(15,970)	—	(12,201)	—
Loss before income tax expense	$(79,218)	$(37,294)	$(132,265)	$(80,435)
Income tax expense	(1,841)	(425)	(2,329)	(921)
Net loss	$(81,059)	$(37,719)	$(134,594)	$(81,356)
Other comprehensive loss:
Foreign currency translation gains / (losses), net	1,634	(5,098)	(29)	(6,103)
Total comprehensive loss	$(79,425)	$(42,817)	$(134,623)	$(87,459)
Loss per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(1.22)	$(0.69)	$(2.09)	$(1.49)
Weighted average shares - basic and diluted	66,243,879	54,807,967	64,503,035	54,540,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	gain / (loss)	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at March 31, 2025	54,698,479	$3,240	$1,257,853	$(53,805)	$(1,173,602)	$33,686
Loss for the period	—	—	—	—	(37,719)	(37,719)
Other comprehensive loss, net	—	—	—	(5,098)	—	(5,098)
Exercise of share options	5,312	—	44	—	—	44
Restricted share units distributed during the period	161,882	10	(10)	—	—	—
Share-based compensation expense	—	—	5,084	—	—	5,084
Balance at June 30, 2025	54,865,673	$3,250	$1,262,971	$(58,903)	$(1,211,321)	$(4,003)

Balance at March 31, 2026	63,033,249	$3,728	$1,587,971	$(59,885)	$(1,382,471)	$149,343
Loss for the period	—	—	—	—	(81,059)	(81,059)
Other comprehensive gain, net	—	—	—	1,634	—	1,634
Follow-on public offering	5,686,813	323	242,359	—	—	242,681
Exercises of share options	385,541	23	6,412	—	—	6,435
Restricted share units distributed during the period	229,236	13	(13)	—	—	—
Share-based compensation expense	—	—	5,016	—	—	5,016
Balance at June 30, 2026	69,334,839	$4,086	$1,841,745	$(58,251)	$(1,463,530)	$324,050

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	(loss)	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(81,356)	(81,356)
Other comprehensive loss, net	—	—	—	(6,103)	—	(6,103)
Follow-on public offering	5,073,529	261	80,250	—	—	80,511
Exercises of share options	21,240	1	202	—	—	203
Restricted and performance share units distributed during the period	782,817	43	(43)	—	—	—
Share-based compensation expense	—	—	9,494	—	—	9,494
Balance at June 30, 2025	54,865,673	$3,250	$1,262,971	$(58,903)	$(1,211,321)	$(4,003)

Balance at December 31, 2025	62,336,717	$3,688	$1,582,371	$(58,222)	$(1,328,936)	$198,901
Loss for the period	—	—	—	—	(134,594)	(134,594)
Other comprehensive loss, net	—	—	—	(29)	—	(29)
Follow-on public offering	5,686,813	323	242,359	—	—	242,681
Exercises of share options	410,849	24	6,796	—	—	6,820
Restricted share units distributed during the period	886,521	51	(51)	—	—	—
Issuance of ordinary shares relating to employee stock purchase plan	13,939	1	164	—	—	165
Share-based compensation expense	—	—	10,106	—	—	10,106
Balance at June 30, 2026	69,334,839	$4,086	$1,841,745	$(58,251)	$(1,463,530)	$324,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash flows from operating activities
Net loss	$(134,594)	$(81,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,863	8,157
Amortization of discount on investment securities	(7,907)	(4,163)
Share-based compensation expense	10,106	9,494
Royalty financing agreement interest expense, net of interest paid	17,384	20,626
Deferred tax expense	2,329	921
Changes in fair value of contingent consideration	(82)	3,470
Changes in fair value of liability related to pre-funded warrants	12,201	—
Unrealized foreign exchange losses / (gains), net	8,329	(25,163)
Other items, net	(2,426)	(3,651)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	8,846	(6,761)
Accounts payable	68	(2,297)
Accrued expenses, other liabilities, and operating leases	11,064	(3,272)
Net cash used in operating activities	(66,819)	(83,995)
Cash flows from investing activities
Proceeds on maturity of debt securities	384,981	213,763
Investments in debt securities	(232,550)	(120,205)
Purchases of property, plant, and equipment	(612)	(386)
Net cash generated from investing activities	151,819	93,172
Cash flows from financing activities
Proceeds from follow-on public offering of ordinary shares, net of issuance costs	242,681	80,511
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	6,985	203
Net cash generated from financing activities	249,666	80,714
Currency effect on cash, cash equivalents and restricted cash	(1,906)	5,052
Net increase in cash, cash equivalents and restricted cash	332,760	94,943
Cash, cash equivalents and restricted cash at the beginning of period	81,801	160,329
Cash, cash equivalents and restricted cash at the end of period	$414,561	$255,272
Cash and cash equivalents	$413,027	$253,778
Restricted cash related to leasehold and other deposits	1,534	1,494
Total cash, cash equivalents and restricted cash	$414,561	$255,272
Supplemental cash flow disclosures:
Cash paid for interest	$(11,494)	$(9,652)

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

The Company is registered in the trade register of the Dutch Chamber of Commerce (Kamer van Koophandel) in Amsterdam, the Netherlands under number 54385229. The Company’s headquarters are in Amsterdam, the Netherlands, its registered office is located at Paasheuvelweg 25, Amsterdam 1105 BP, the Netherlands and its telephone number is +31 20 240 6000.

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

The unaudited consolidated financial statements are presented in United States (“U.S.”) dollars, except where otherwise indicated. Transactions denominated in currencies other than U.S. dollars are presented in the transaction currency with the U.S. dollar amount included in parentheses, converted at the foreign exchange rate as of the transaction date.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 2, 2026 (the “Annual Report”).

2.3Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent liabilities at the date of the financial statements; and the reported amounts of revenues, expenses, and tax-related items during the reporting period. Actual results could differ from those estimates.

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2026, as compared to the recent accounting pronouncements described in Note 2.3.29 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Current investment securities

The following tables summarize the Company’s investments in government debt securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments securities:
Government debt securities (held-to-maturity)	$397,308	$30	$—	$397,338
Total	$397,308	$30	$—	$397,338

	December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments securities:
Government debt securities (held-to-maturity)	$542,301	$308	$—	$542,609
Total	$542,301	$308	$—	$542,609

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

As of June 30, 2026 and December 31, 2025, no expected credit loss was identified with respect to the investment securities.

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

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Unaudited Consolidated Balance Sheets

	(in thousands)
Balance at December 31, 2025
Assets:
Cash and cash equivalents	$80,240	$—	$—	$80,240	Cash and cash equivalents
Restricted cash	1,561	—	—	1,561	Other non-current assets
Total assets	$81,801	$—	$—	$81,801
Liabilities:
Liability related to pre-funded warrants	—	12,595	—	12,595	Liability related to pre-funded warrants
Contingent consideration	—	—	18,736	18,736	Contingent consideration
Consideration for post-acquisition services	—	—	638	638	Other non-current liabilities
Total liabilities	$—	$12,595	$19,374	$31,969
Balance at June 30, 2026
Assets:
Cash and cash equivalents	$413,027	$—	$—	$413,027	Cash and cash equivalents
Restricted cash	1,534	—	—	1,534	Other non-current assets
Total assets	$414,561	$—	$—	$414,561
Liabilities:
Liability related to pre-funded warrants	—	24,242	—	24,242	Liability related to pre-funded warrants
Contingent consideration	—	—	18,113	18,113	Contingent consideration
Consideration for post-acquisition services	—	—	617	617	Other non-current liabilities
Total liabilities	$—	$24,242	$18,730	$42,972

a)	Contingent consideration

The Company is required to pay up to EUR 143.1 million (or $163.0 million based on the foreign exchange rate on June 30, 2026) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of the remaining contractually defined milestones related to the development of AMT-260 in connection with the Company’s acquisition of uniQure France SAS.

The fair value of the contingent consideration as of June 30, 2026 was EUR 15.9 million ($18.1 million) (December 31, 2025: EUR 15.9 million ($18.7 million)) using discount rates of approximately 10.1% to 11.8% (December 31, 2025: 11.8%).

If, as of June 30, 2026, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to EUR 51.3 million ($58.4 million). If, as of June 30, 2026, the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of the contingent consideration (presented within non-current liabilities) between December 31, 2025 and June 30, 2026:

Amount of
contingent
consideration
(in thousands)
Balance at December 31, 2025	$18,736
Unrealized change in fair value (presented within Research and development expenses)	(82)
Currency translation effects	(541)
Balance at June 30, 2026	$18,113

The Company classified the total contingent consideration liability as non-current as of June 30, 2026 and December 31, 2025. The classification of the contingent consideration within the Company’s Unaudited Consolidated Balance Sheets between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

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

Liability related
to pre-funded
warrants
(in thousands)
Balance at December 31, 2025	$12,595
Unrealized increase in fair value (presented within Other non-operating (losses), net)	12,201
Currency translation effects	(554)
Balance at June 30, 2026	$24,242

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities include the following items:

	June 30,	December 31,
	2026	2025

	(in thousands)
Accruals for goods received from and services provided by vendors, not yet billed	$24,684	$20,490
Personnel-related accruals and liabilities (As of June 30, 2026, $7.2 million (December 31, 2025: $0.0 million) related to cash proceeds from employees' stock option exercises)	16,654	9,941
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 7, "Royalty Financing Agreement")	5,778	5,523
Current portion of firm purchase commitment liability (including Genezen CSA termination payment)	3,808	5,102
Other current liabilities	209	236
Total	$51,133	$41,292

In April 2026, the Company entered into an agreement to terminate the commercial supply agreement (the “Genezen CSA”) with Genezen MA, Inc. (together with Genezen Holdings Inc., “Genezen”). Pursuant to the termination agreement, our obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA terminate once contractually specified batches have been supplied. In connection with the termination, the Company wrote down the remaining carrying value of the intangible asset for the favorable supply terms under the Genezen CSA. The net effect of these items was recorded in Other expense, and did not have a material impact on the Company’s results of operations for the three and six months ended June 30, 2026.

6Long-term debt

The total principal outstanding as of June 30, 2026 under the Company's amended venture debt loan facility with Hercules Capital, Inc. (the “2025 Amended Facility”) was $50.0 million. The amortized cost, including interest due presented as part of Accrued expenses and other current liabilities, was $50.5 million as of June 30, 2026, compared to $50.1 million as of December 31, 2025, and is recorded net of discount and debt issuance costs.

The foreign currency loss on the loan facility in the three and six months ended June 30, 2026 was $0.5 million and $1.6 million, respectively, compared to a foreign currency gain of $4.3 million and $6.4 million, respectively, during the same periods in 2025. Interest expense during the three and six months ended June 30, 2026 was $1.4 million and $2.8 million, respectively, compared to $1.8 million and $3.6 million, respectively, during the same periods in 2025.

During the six months ended June 30, 2026, there were no material changes to the terms, available borrowing tranches, covenants, or collateral arrangements of the 2025 Amended Facility as described in Note 11, “Long-term debt” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, the Company was in compliance with all applicable covenants under the facility.

In July 2026, subsequent to the balance sheet date, the Company entered into an amendment to its loan facility with Hercules Capital, Inc. (as amended, the “2026 Amended Facility”). The amendment extended the period during which the Company may draw the $100.0 million term loan tranche from June 15, 2027 to September 30, 2027. Except as provided for in the amendment, the terms of borrowing under the 2026 Amended Facility remained unchanged.

7Royalty Financing Agreement

During the six months ended June 30, 2026, there were no material changes to the terms of the royalty purchase agreement entered into in May 2023 (the “Royalty Financing Agreement”) with HemB SPV, L.P. (the “Purchaser”), as described in Note 12, “Royalty Financing Agreement” within the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2025.

The following table presents the changes in the liability from the Royalty Financing Agreement for the period from December 31, 2025 to June 30, 2026:

Amount of liability
(in thousands)
Balance as of December 31, 2025 (includes $5.5 million presented as "Accrued expenses and other current liabilities")	$478,722
Royalty payments to the Purchaser	(9,195)
Interest expense for the period	25,584
Balance as of June 30, 2026 (includes $5.8 million presented as "Accrued expenses and other current liabilities")	$495,111

The Company records the debt at amortized cost using the effective interest method based on projected cash flows. As of June 30, 2026, the effective interest rate is expected to be within a range of 10.0% to 11.5% per annum (June 30, 2025: 12.0% to 13.5%). Interest expense recorded in connection with the Royalty Financing Agreement was $13.0 million and $13.8 million for the three months ended June 30, 2026 and 2025, respectively, and $25.6 million and $27.1 million for the six months ended June 30, 2026 and 2025, respectively.

8Shareholders’ equity

In June 2026, the Company received net proceeds of $242.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, through a follow-on public offering of 5.7 million ordinary shares, at a public offering price of $45.50 per ordinary share.

In June 2026, the Company's shareholders approved an amendment to the Articles of Association increasing the Company's authorized share capital from 80.0 million ordinary shares to 100.0 million ordinary shares with a nominal value of €0.05 per share.

9Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). At the annual general meeting of shareholders in June 2026, the Company’s shareholders authorized an additional 350,000 ordinary shares for issuance under the 2014 Plan. As of June 30, 2026, a total of 2,815,628 ordinary shares remain available for issuance under the 2014 Plan.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Unaudited Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Research and development expenses	1,888	2,758	3,865	5,221
Selling, general and administrative expenses	3,128	2,326	6,241	4,273
Total	$5,016	$5,084	$10,106	$9,494

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$1,861	$1,662	$3,668	$3,299
Restricted share units	3,255	2,547	6,461	4,760
Performance share units	(108)	875	(46)	1,435
ESPP	8	—	23	—
Total	$5,016	$5,084	$10,106	$9,494

As of June 30, 2026, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans was:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$14,464	2.57
Restricted share units	25,886	2.17
Performance share units	427	0.87
Total	$40,776	2.30

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

The following table summarizes option activity under the 2014 Plans for the six months ended June 30, 2026:

	Options
	Number of ordinary shares	Weighted average exercise price

Outstanding at December 31, 2025	4,531,991	17.04
Granted	869,760	$11.48
Forfeited	(12,451)	$9.58
Expired	(16,186)	$37.84
Exercised	(410,849)	$16.60
Outstanding at June 30, 2026	4,962,265	$16.05
Thereof, fully vested, and exercisable on June 30, 2026	2,769,675	$19.77
Thereof, outstanding and expected to vest after June 30, 2026	2,192,590	$11.35
Outstanding and expected to vest after December 31, 2025	1,999,315	$11.81

Total weighted average grant date fair value of options issued during the period (in $ millions)	$6.4

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Assumptions
Expected volatility	95%	80%	95%	70% - 80%
Expected terms	10 years	10 years	10 years	10 years
Risk-free interest rate	4.68%	4.64%	4.21% - 4.68%	4.36% - 4.64%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2026:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2025	2,395,420	$12.15
Granted	1,112,250	$12.36
Vested	(886,521)	$12.29
Forfeited	(113,350)	$16.22
Non-vested at June 30, 2026	2,507,799	$12.01

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$13.8

RSUs are measured at grant date based on the market price of the Company’s ordinary shares and, except for certain grants made to non-executive directors, vest over a three-year period. RSUs granted to non-executive directors vest one year after the date of grant.

PSUs

The Company granted PSUs to certain employees in 2024 and 2026, that, with respect to the 2024 PSUs, would have been earned upon the Board of Directors’ assessment of the level of achievement of an agreed upon performance target, and, with respect to the 2026 PSUs, will be earned upon Company management’s assessment of the level of achievement of agreed upon performance targets, subject, in each case, to the grantee’s continued employment. The fair value of PSUs granted in 2024 and 2026 was determined on the grant date by reference to the market price of the Company’s ordinary shares.

The Company recognizes the compensation cost related to these grants to the extent it considers achievement of the milestones to be probable. As of June 30, 2026, certain 2026 PSUs were assessed as probable of achieving the requisite performance condition.

As of June 30, 2026, the Company determined that the performance target for the outstanding 2024 PSUs were not met within the contractually defined performance period and were consequently forfeited.

The following table summarizes the PSU activity for the six months ended June 30, 2026:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2025	22,500	$15.40
Granted	28,750	$22.40
Vested	—	$—
Forfeited	(22,500)	$15.40
Non-vested at June 30, 2026	28,750	$22.40

ESPP

During the six months ended June 30, 2026, 13,939 ordinary shares were issued under the ESPP compared to nil ordinary shares issued during the same period in 2025. As of June 30, 2026, 72,773 ordinary shares remain available for issuance under the ESPP compared to a total of 86,712 ordinary shares as of June 30, 2025.

10	Segment reporting

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

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue	$5,841	$5,262	$9,403	$6,829
Less:
Employee related expenses	(16,960)	(14,525)	(33,746)	(28,741)
Laboratory and development expenses	(17,387)	(15,593)	(32,148)	(31,560)
Professional fees	(1,756)	(3,124)	(6,263)	(5,181)
Information technology system costs(2)	(1,427)	(838)	(3,086)	(1,839)
Facility expenses	(1,437)	(1,704)	(2,984)	(3,371)
Other segment items(1) (2)	(2,511)	(1,804)	(6,024)	(2,773)
Segment operating loss	(35,637)	(32,326)	(74,848)	(66,636)
Reconciliation
Depreciation and amortization expense	(4,907)	(3,630)	(7,863)	(8,157)
Share-based compensation expense	(5,016)	(5,084)	(10,106)	(9,494)
Fair value (loss) / gain - contingent consideration	(1,256)	(2,254)	82	(3,470)
Fair value loss - Liability related to pre-funded warrants	(15,970)	—	(12,201)	—
Foreign currency (losses) / gains, net	(1,730)	18,638	(4,024)	25,810
Interest income	5,051	3,524	10,280	7,651
Interest expense - Royalty Financing Agreement	(12,963)	(13,770)	(25,584)	(27,079)
Interest expense - Hercules loan facility	(1,403)	(1,821)	(2,813)	(3,621)
Other reconciling items	(5,387)	(571)	(5,188)	4,561
Consolidated loss before income tax expense	$(79,218)	$(37,294)	$(132,265)	$(80,435)

(1)	Other segment items included in segment operating loss include costs related to intellectual property and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands.
(2)	The comparative amounts for the three and six months ended June 30, 2025 have been adjusted to reflect the level of detail at which the CODM reviews segment operating expenses in 2026, with information technology system costs presented as a separate line item and consumables included within other segment items for all periods presented.

11	Other investments and concentration of credit risk

The following table summarizes the Company’s other investments as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

	(in thousands)
Carrying amount of equity investments	$15,143	$15,615
Convertible note receivable	15,124	14,622
Total	$30,267	$30,237

The Company holds investments in non-publicly traded equity securities without readily determinable fair values. These investments are accounted for at cost, less impairment and adjusted to fair value if there are observable price changes in orderly transactions for identical or similar investments using the measurement alternative in accordance with ASC 321, Investments – Equity Securities. The carrying value of these investments as of June 30, 2026 and December 31, 2025 was $15.1 million and $15.6 million, respectively, and are presented within Other Investments in the Company’s Consolidated Balance Sheets.

The Company did not recognize any upward adjustments, downward adjustments, or impairments relating to investments carried under the measurement alternative during the three and six months ended June 30, 2026, and 2025.

Genezen

In 2024, as part of the Company’s divestment of its commercial manufacturing operations to Genezen, the Company entered into various service agreements including the Genezen CSA.  In April 2026, the Company entered into an agreement to terminate the Genezen CSA. Pursuant to the termination agreement, the Company’s obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA terminate once contractually specified batches have been supplied.

The Company’s prepayments for services to be received amounted to $5.7 million as of June 30, 2026, compared to $13.9 million as of December 31, 2025. In addition, as of June 30, 2026, the Company holds a convertible note receivable of  $15.1 million which is due in September 2029 and for which Genezen is the counterparty (December 31, 2025: $14.6 million).

These balances represent a concentration of credit risk, and the Company’s maximum exposure to loss is the carrying value of these assets. No expected credit losses were recognized during the three and six months ended June 30, 2026 or 2025.

CSL Behring

As of June 30, 2026 and December 31, 2025, accounts receivable from CSL Behring LLC (“CSL Behring”) totaled $5.8 million and $5.9 million, respectively, in each case related to royalty revenue which is included in License Revenue in the accompanying statements of operations and comprehensive loss.

12	Income taxes

The Company recorded a deferred tax expense of $1.8 million and $2.3 million related to its U.S. operations during the three and six months ended June 30, 2026 ($0.4 million and $0.9 million for the three and six months ended June 30, 2025).

The effective income tax rate of 2.3% and 1.8% during the three and six months ended June 30, 2026 (three and six months ended June 30, 2025: 1.1% and 1.1%, respectively) is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company recorded a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax assets in France, among various other items which impacted the effective rate.

13Basic and diluted loss per share

Diluted loss per ordinary share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss in the three and six months ended June 30, 2026, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2026. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of June 30, 2026 and June 30, 2025, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Anti-dilutive ordinary share equivalents
Stock options under 2014 Plans	$4,962,265	$5,321,862	$4,962,265	$5,321,862
Non-vested RSUs and PSUs	2,536,549	2,442,969	2,536,549	2,442,969
Pre-Funded Warrants	526,316	—	526,316	—
ESPP	13,939	—	13,939	—
Total anti-dilutive ordinary share equivalents	8,039,069	7,764,831	8,039,069	7,764,831

14Commitments and contingencies

In the course of its business, the Company enters as a licensee into contracts with other parties regarding the development and marketing of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be reliably estimated. The Company also has obligations to make future payments that become due and payable upon the collection of milestone payments from CSL Behring. The achievement and timing of these milestones are not fixed or determinable.

Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against the Company, certain of its executive officers and another party (collectively, “Defendants”) in the United States District Court for the Southern District of New York. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s ordinary shares between September 24, 2025 and October 31, 2025 (the “putative Class Period”). The plaintiff sought to recover damages allegedly caused by purported false and misleading statements and omissions with respect to the Company’s Phase I/II study of AMT-130 and the timing of the potential Biologics License Application filing for AMT-130.

On April 13, 2026, the court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff (the “Lead Plaintiff”).

On July 15, 2026, the Lead Plaintiff filed an amended complaint. Like the earlier-filed complaint, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s ordinary shares during the putative Class Period. Lead Plaintiff seeks unspecified damages allegedly caused by purported false and misleading statements and omissions with respect to the import and viability of data from the Company’s Phase I/II study of AMT-130 and available pathways to regulatory approval. Defendants’ motion to dismiss the amended complaint is currently due September 14, 2026. Management intends to vigorously defend against the claims in this action.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company has not recorded any liability for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time.

15Subsequent events

In July 2026, subsequent to the balance sheet date, the Company entered into an amendment to its loan facility with Hercules Capital, Inc. (as amended, the “2026 Amended Facility”). The amendment extended the period during which the Company may draw the $100.0 million term loan tranche from June 15, 2027 to September 30, 2027. Except as provided for in the amendment, the terms of borrowing under the 2026 Amended Facility remained unchanged.

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

Business Developments

Financing

In June 2026, we received net proceeds of $242.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, through a follow-on public offering of 5.7 million ordinary shares, at a public offering price of $45.50 per ordinary share.

Hercules Loan Amendment

In July 2026, we entered into an amendment to the $175.0 million senior secured term loan facility (the “2026 Amended Facility”) with Hercules Capital, Inc. (“Hercules”). The 2026 Amended Facility, among other things, extends the period we can draw the $100.0 million term loan tranche from June 2027 to September 2027. Except as provided for in the amendment, the terms of borrowing under the 2026 Amended Facility otherwise remain unchanged.

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

Data from Phase I/II Clinical Studies

In September 2025, we announced positive topline data from the three-year analysis of cohorts one and two of the ongoing Phase I/II studies of AMT-130 for the treatment of Huntington’s disease. We analyzed clinical outcomes for 29 patients treated with AMT-130 (n=17 high-dose; n=12 low-dose) of which 12 patients per dose group had attained 36 months of follow-up and were evaluated at that time point. Outcomes for each dose group were compared to a propensity score-matched external control drawn from the Enroll-HD natural history data set (n=940 for high-dose; n=626 for low-dose).

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

AMT-130 was generally well-tolerated in the Phase I/II studies, with a manageable safety profile at both doses. There have been five drug-related serious adverse events (“SAEs”) reported across all cohorts, and the most common adverse events in the treatment groups were related to the administration procedure.

Regulatory Update

From November 2024 through April 2025, we held three Type B meetings with the U.S. Food and Drug Administration (the “FDA”). As part of these interactions, the FDA agreed that data from the ongoing Phase I/II studies, compared to a natural history external control, may serve as the primary basis of a Biologics License Application (“BLA”) submission under the FDA’s accelerated approval pathway. The FDA also agreed that cUHDRS may be used as an intermediate clinical endpoint and reductions in CSF NfL may serve as supportive evidence of therapeutic benefit in the application for such accelerated approval.

In October 2025, we met with the FDA at a pre-BLA meeting to discuss the application for AMT-130. In December 2025, we announced that in the final meeting minutes, the FDA conveyed that data submitted from the Phase I/II studies of AMT-130 were currently unlikely to provide the primary evidence to support a BLA submission.

In January 2026, we met with the FDA at a Type A meeting to discuss AMT-130. In March 2026, following receipt of the final meeting minutes from the Type A meeting, we announced that the FDA stated that it could not agree that data from the Phase I/II studies, compared to an external control, were sufficient to provide the primary evidence of effectiveness required to support a marketing application for AMT-130. The FDA strongly recommended we conduct a prospective, randomized, double-blind, sham surgery-controlled study.

In March 2026, we held a successful pre-submission meeting with the United Kingdom’s (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding AMT-130, and the regulatory submission is progressing as planned for the third quarter of 2026.

In June 2026, we held a Type B meeting with the FDA. Official meeting minutes received in July 2026 confirmed that we and the FDA reached alignment that a BLA submission under the accelerated approval pathway for AMT-130, based on the existing clinical data, is reasonable. In addition, the FDA seeks to align on the confirmatory study design prior to the BLA submission, including consideration of a randomized standard-of-care control design instead of a sham procedure. The FDA also stated that, in accordance with the FDA’s draft public guidance for accelerated approvals, the confirmatory study should be feasible to conduct within a reasonable timeline and be well underway, and potentially fully enrolled, at the time of accelerated approval. Discussions with the FDA to align on the confirmatory study design and analysis are underway, and we expect to submit a BLA in the third quarter of 2026.

Temporal lobe epilepsy program (AMT-260)

We are conducting a Phase I/IIa clinical trial, GenTLE, of AMT-260 for the treatment of MTLE in the U.S. GenTLE is a multicenter, open-label trial with two dosing cohorts of at least six patients each to assess safety, tolerability, and initial efficacy of AMT-260 in patients with refractory MTLE.

In September 2025, we completed enrollment of the first three patients in the first cohort administering AMT-260 to patients with lesions in the non-dominant hemisphere of the brain. Following a review by the independent data monitoring committee (“IDMC”), we expanded the first cohort into MTLE in the dominant hemisphere and initiated a second cohort. We completed enrollment of six patients into the first cohort in 2025. We also initiated enrollment of a second cohort in 2025.

In June 2026, we announced preliminary data on the first cohort in GenTLE. As of the May 29, 2026 data cutoff date, three of six patients in the first, low-dose cohort (1x1012 gc/mL) achieved meaningful reductions in disabling seizures during months four through six of follow-up, ranging from a 79% to 100% decline from baseline. The remaining three patients in the low-dose cohort experienced variable changes in disabling seizures during months four through six of follow-up, ranging from a 33% decrease to a 36% increase compared to baseline. As of the June 19, 2026, there have been no SAEs related to AMT-260 or the surgical procedure reported. All reported adverse events in the low dose cohort were classified as mild or moderate in severity, with the most common adverse event being headache (N=2). No immunosuppression was required.

Fabry disease program (AMT-191)

We are conducting a Phase I/II clinical trial of AMT-191 for the treatment of Fabry disease. The multicenter, open-label clinical trial consists of three dose-ranging cohorts of three or more patients each to assess safety, tolerability, and efficacy of AMT-191 in patients with Fabry disease.

In June 2026, we presented updated preliminary data from the Phase I/II study of AMT-191 for Fabry disease. The data, based on a March 15, 2026 data cutoff date, included patient follow-up ranging from three months to more than 18 months and consisted of the following:

●	Dose-dependent elevations were observed across 11 patients in three dose levels with α-Gal A activity ranging from 1.0- to 16.2-fold above mean normal range (1.38-8.66 nmol; mean normal of 3.57 nmol) at the lowest dose, 14.5- to 229.6-fold at the mid dose, and 58.7- to 143.6-fold at the highest dose.
●	All 11 dosed patients were withdrawn from enzyme replacement therapy (“ERT”).
●	Plasma lyso-Gb3 levels were stable post-dose across all dose cohorts, regardless of ERT status through the cutoff date.

AMT-191 continued to show a manageable safety profile. No SAEs related to AMT-191 were observed at the 4x1013 gc/kg (“mid-dose”) and 2x1013 gc/kg (“low-dose”) doses. No additional SAEs were observed at the 6x1013 gc/kg (“high-dose”) dose beyond those previously reported in September 2025 in two patients.

Per protocol, additional dosing in the mid- and high-dose cohorts has been paused pending further evaluation following asymptomatic Grade 3 liver enzyme elevations observed in two patients in the mid-dose cohort, which were confirmed dose-limiting toxicity. These elevations resolved as of the end of May 2026 following a course of immunosuppression as per the study protocol.

Financial Overview

Key components of our results of operations include the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Total revenues	$5,841	$5,262	$9,403	$6,829
Cost of license revenues	(350)	(656)	(569)	(853)
Research and development expenses	(33,964)	(35,383)	(63,140)	(71,523)
Selling, general and administrative expenses	(17,367)	(13,500)	(37,435)	(24,408)
Net loss	(81,059)	(37,719)	(134,594)	(81,356)

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents and investment securities of $810.3 million and $622.5 million, respectively. We had a net loss of $81.1 million and $134.6 million in the three and six months ended June 30, 2026, compared to a net loss of $37.7 million and $81.4 million for the same periods in 2025. As of June 30, 2026 and December 31, 2025, we had accumulated deficits of $1,463.5 million and $1,328.9 million, respectively. See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies, as well as a discussion of our critical accounting estimates, are presented in our Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2026.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist principally of employee, office, consulting, legal and other professional and administrative expenses. We incurred expenses associated with operating as a public company, including expenses for personnel, legal, accounting and audit fees, board of directors’ costs, directors’ and officers’ liability insurance premiums, Nasdaq listing fees, expenses related to investor relations and fees related to business development and maintaining our patent and license portfolio.

Other items, net

Our other income generally consists of payments received to subsidize our research and development efforts and income from the subleasing of our Amsterdam facility and our Lexington, MA research and development facility.

In 2024, as part of the divestment of our commercial manufacturing operations to Genezen Holdings Inc. and its subsidiary Genezen MA, Inc. (together “Genezen”), we entered into various service agreements, including a commercial supply agreement (the “Genezen CSA”). In April 2026, we entered into an agreement to terminate the Genezen CSA. Pursuant to the termination agreement, our obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA terminate once contractually specified batches have been supplied.

Our other expenses consist of costs incurred under the Genezen CSA. These include costs related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring LLC (“CSL Behring”), amortization of the intangible asset recorded with respect to the favorable supply terms under the Genezen CSA, and release of liabilities related to expected net losses associated with the remaining minimum purchase commitments under the Genezen CSA.

Additionally, other expenses also consist of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table presents a comparison of our results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
License revenues	$5,841	$5,262	$579
Total revenues	5,841	5,262	579
Operating expenses:
Cost of license revenues	(350)	(656)	306
Research and development expenses	(33,964)	(35,383)	1,419
Selling, general and administrative expenses	(17,367)	(13,500)	(3,867)
Total operating expenses	(51,681)	(49,539)	(2,142)
Other income	1,598	2,597	(999)
Other expense	(7,961)	(2,185)	(5,776)
Loss from operations	(52,203)	(43,865)	(8,338)
Non-operating (expense) / income, net	(27,015)	6,571	(33,586)
Net loss before income tax expense	$(79,218)	$(37,294)	$(41,924)
Income tax expense	(1,841)	(425)	(1,416)
Net loss	$(81,059)	$(37,719)	$(43,340)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended June 30, 2026 and 2025, we recognized $5.8 million and $5.3 million of license revenues, respectively.

R&D expense

R&D expenses for the three months ended June 30, 2026 were $34.0 million, compared to $35.4 million for the same period in 2025. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Three months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Huntington's disease (AMT-130)	$6,280	$10,517	$(4,237)
Temporal lobe epilepsy (AMT-260)	4,168	1,955	2,213
Amyotrophic lateral sclerosis (AMT-162)	2,503	1,098	1,405
Fabry disease (AMT-191)	2,177	1,255	922
Programs in preclinical development and platform related expenses	1,883	405	1,478
Total direct research and development expenses	$17,011	$15,230	$1,781

Employee and contractor-related expenses	9,111	9,523	(412)
Facility expenses	2,402	3,853	(1,451)
Share-based compensation expense	1,888	2,758	(870)
Information technology costs	966	594	372
Fair value changes related to contingent consideration	1,256	2,254	(998)
Other expenses	1,330	1,171	159
Total other research and development expenses	$16,953	$20,153	$(3,200)

Total research and development expenses	$33,964	$35,383	$(1,419)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the three months ended June 30, 2026 and 2025, we incurred costs related to the development of AMT-130 of $6.3 million and $10.5 million respectively. The decrease of $4.2 million was primarily related to lower manufacturing process validation costs, which were $0.8 million in the current year period, compared to $4.0 million in the prior year period. Additionally, clinical trials costs decreased in the current year period, partially offset by higher regulatory costs associated with the preparation of BLA and Marketing Authorization Application (“MAA”) submissions for AMT-130 in the United States and the United Kingdom, respectively.

Temporal lobe epilepsy (AMT-260)

In the three months ended June 30, 2026 and June 30, 2025, we incurred costs related to the development of AMT-260 of $4.2 million and $2.0 million, respectively. The current year period included $3.7 million of clinical expenses and $0.3 million of CMC expenses, respectively, compared to $1.7 million and $0.2 million, respectively, in the prior year period.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the three months ended June 30, 2026 and June 30, 2025, we incurred costs related to the development of AMT-162 of $2.5 million and $1.1 million, respectively. These costs were primarily related to our Phase I/II clinical trial.

Fabry disease (AMT-191)

In the three months ended June 30, 2026 and June 30, 2025, we incurred costs related to the development of AMT-191 of $2.2 million and $1.3 million, respectively. These costs were primarily related to our Phase I/II trial.

Preclinical programs & platform development

In the three months ended June 30, 2026 and June 30, 2025, we incurred costs related to research and technology projects of $1.9 million and $0.4 million, respectively.

Other research & development expenses

●	We incurred $9.1 million in personnel and contractor-related expenses in the three months ended June 30, 2026, compared to $9.5 million for the same period in 2025;
●	We incurred $2.4 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the three months ended June 30, 2026 compared to $3.9 million in the same period in 2025;
●	We incurred $1.9 million in share-based compensation expenses in the three months ended June 30, 2026, compared to $2.8 million for the same period in 2025. The decrease of $0.9 million was primarily driven by lower costs related to performance stock units during the current year period; and
●	We incurred a $1.3 million loss related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS in the three months ended June 30, 2026, compared to a $2.3 million loss for the same period in 2025. The $1.0 million favorable change reflects that the prior period included an adjustment to the expected timing of achieving future milestones that did not recur in the current year period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $17.4 million, compared to $13.5 million for the same period in 2025.

	Three months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Employee and contractor-related expenses	$8,878	$5,397	$3,481
Share-based compensation expense	3,128	2,326	802
Professional fees	1,592	3,428	(1,836)
Intellectual property fees	983	281	702
Depreciation and facility costs	508	578	(70)
Information technology costs	389	193	196
Other expenses	1,889	1,297	592
Total selling, general and administrative expenses	$17,367	$13,500	$3,867

●	We incurred $8.9 million in personnel and contractor-related expenses in the three months ended June 30, 2026, compared to $5.4 million in the same period in 2025. The $3.5 million increase was primarily driven by of a higher headcount following employee recruitment in the second half of 2025 to support the potential commercial launches of AMT-130;
●	We incurred $3.1 million in share-based compensation expenses in the three months ended June 30, 2026, compared to $2.3 million in the same period in 2025. The $0.8 million increase was primarily driven by the higher fair value of awards outstanding during the current year period, in comparison with the prior period;
●	We incurred $1.6 million in professional fees in the three months ended June 30, 2026 compared to $3.4 million in the same period in 2025. The $1.8 million decrease was primarily a result of lower costs in connection with the potential commercial launches of AMT-130; and
●	We incurred $1.9 million in other expenses in the three months ended June 30, 2026, compared to $1.3 million in the same period in 2025.

Other income and expense

	Three months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Research and development grants from Dutch authorities	$1,164	$1,392	$(228)
Sublease income, net	337	347	(10)
Supply of HEMGENIX® to CSL Behring	(7,695)	(1,731)	(5,964)
Other income, net	(169)	404	(573)
Total other items, net	$(6,363)	$412	$(6,775)

In April 2026, we entered into an agreement to terminate the Genezen CSA. In connection with the termination, we recorded a write-down of $5.9 million related to the favorable supply intangible asset within Other expense.

Other non-operating items, net

Our other non-operating items, net, for the three months ended June 30, 2026 and June 30, 2025 were as follows:

	Three months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Interest income	$5,051	$3,524	$1,527
Interest expense - Royalty Financing Agreement	(12,963)	(13,770)	807
Interest expense - Hercules loan facility	(1,403)	(1,821)	418
Foreign currency (losses) / gains, net	(1,730)	18,638	(20,368)
Changes in fair value of liability related to pre-funded warrants	(15,970)	—	(15,970)
Total non-operating items, net	$(27,015)	$6,571	$(33,586)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $5.1 million in interest income in the three months ended June 30, 2026, compared to $3.5 million in the same period in 2025. The $1.5 million increase was primarily due to higher average balances of our investment securities held during the current year period, compared to the prior year period.

In May 2023, uniQure biopharma B.V. entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. to sell certain current and future royalties due to uniQure biopharma B.V. from CSL Behring from the net sales of HEMGENIX® pursuant to the CSL Behring Agreement. We recognized non-cash interest expenses related to the Royalty Financing Agreement of $13.0 million and $13.8 million in the three months ended June 30, 2026 and 2025, respectively.

We recognized interest expense related to the Hercules loan facility of $1.4 million and $1.8 million in the three months ended June 30, 2026 and June 30, 2025, respectively. The $0.4 million decrease was primarily due to more favorable terms following the amendment of the facility in September 2025, as well as a decrease in market interest rates.

We conduct transactions and hold monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are remeasured at period-end exchange rates, and resulting foreign currency transaction gains and losses are recorded in the Unaudited Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency loss of $1.7 million during the three months ended June 30, 2026, compared to a net gain of $18.6 million during the same period in 2025.  The foreign currency movements relate to our Hercules loan facility, the Royalty Financing Agreement, cash and cash equivalents, investment securities, and intercompany loans within the uniQure group.

In connection with our September 2025 follow-on public offering, we issued pre-funded warrants that are classified as a liability and measured at fair value each reporting period. We recognized a $16.0 million loss in the three months ended June 30, 2026, reflecting an increase in the fair value of this liability, compared to nil for the same period in 2025.

Income tax expense

We recognized $1.8 million of deferred tax expense in the three months ended June 30, 2026, and $0.4 million of deferred tax expense for the same period in 2025.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following table presents a comparison of our results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Total revenues	$9,403	$6,829	$2,574
Operating expenses:
Cost of license revenues	(569)	(853)	284
Research and development expenses	(63,140)	(71,523)	8,383
Selling, general and administrative expenses	(37,435)	(24,408)	(13,027)
Total operating expenses	(101,144)	(96,784)	(4,360)
Other income	3,230	10,903	(7,673)
Other expense	(9,412)	(4,144)	(5,268)
Loss from operations	(97,923)	(83,196)	(14,727)
Non-operating (expense) / income, net	(34,342)	2,761	(37,103)
Loss before income tax expense	$(132,265)	$(80,435)	(51,830)
Income tax expense	(2,329)	(921)	(1,408)
Net loss	$(134,594)	$(81,356)	$(53,238)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the six months ended June 30, 2026 and 2025, we recognized $9.4 million and $6.8 million of license revenues, respectively.

R&D expense

R&D expenses for the six months ended June 30, 2026 were $63.1 million, compared to $71.5 million for the same period in 2025. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Six months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Huntington's disease (AMT-130)	$14,260	$18,747	$(4,487)
Temporal lobe epilepsy (AMT-260)	6,995	4,030	2,965
Fabry disease (AMT-191)	3,716	3,442	274
Amyotrophic lateral sclerosis (AMT-162)	3,397	2,929	468
Programs in preclinical development and platform related expenses	3,017	1,685	1,332
Total direct research and development expenses	$31,385	$30,833	$552

Employee and contractor-related expenses	18,171	19,682	(1,511)
Facility expenses	6,021	8,403	(2,382)
Share-based compensation expense	3,865	5,221	(1,356)
Information technology costs	2,056	1,276	780
Fair value changes related to contingent consideration	(82)	3,470	(3,552)
Other expenses	1,724	2,638	(914)
Total other research and development expenses	$31,755	$40,690	$(8,935)

Total research and development expenses	$63,140	$71,523	$(8,383)

Direct research and development expenses

Huntington’s disease (AMT-130)

In the six months ended June 30, 2026 and 2025, we incurred costs related to the development of AMT-130 of $14.3 million and $18.7 million respectively. The decrease of $4.5 million was primarily driven by lower costs related to clinical trials of $9.0 million in the current period, compared to $11.2 million in the prior year period. Additionally, manufacturing process validation costs were decreased in the current year period, partially offset by higher regulatory costs associated with the preparation of BLA and MAA submissions for AMT-130 in the United States and the United Kingdom, respectively.

Temporal lobe epilepsy (AMT-260)

In the six months ended June 30, 2026 and June 30, 2025, we incurred costs related to the development of AMT-260 of $7.0 million and $4.0 million, respectively. The current period included costs of $6.3 million related to clinical trials and $0.5 million related to CMC development, compared to $3.3 million and $0.7 million, respectively, in the prior year period.

Fabry disease (AMT-191)

In the six months ended June 30, 2026 and June 30, 2025, we incurred costs related to the development of AMT-191 of $3.7 million and $3.4 million, respectively. These costs primarily related to the Phase I/II trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the six months ended June 30, 2026 and June 30, 2025, we incurred costs related to the development of AMT-162 of $3.4 million and $2.9 million, respectively. These costs primarily related to the Phase I/II trial.

Preclinical programs & platform development

In the six months ended June 30, 2026 and June 30, 2025, we incurred costs related to research and technology projects of $3.0 million and $1.7 million, respectively.

Other research & development expenses

●	We incurred $18.2 million in personnel and contractor-related expenses in the six months ended June 30, 2026, compared to $19.7 million for the same period in 2025. The decrease of $1.5 million was primarily due to lower personnel-related expenses in the current year period;
●	We incurred $6.0 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the six months ended June 30, 2026 compared to $8.4 million in the same period in 2025. The decrease of $2.4 million was primarily driven by a revision to the estimated useful lives of certain assets, resulting in higher depreciation recognized during the prior year period;
●	We incurred $3.9 million in share-based compensation expenses in the six months ended June 30, 2026, compared to $5.2 million for the same period in 2025. The decrease of $1.3 million was primarily driven by lower costs related to performance stock units during the current year period;
●	We incurred a $0.1 million gain related to a decrease in the fair value of contingent consideration associated with the acquisition of uniQure France SAS in the six months ended June 30, 2026, compared to a $3.5 million loss for the same period in 2025. The $3.6 million favorable change was primarily driven by movements in the discount rate and the timing of future milestone achievements; and
●	We incurred $1.7 million of other expenses for the six months ended June 30, 2026, compared to $2.6 million for the same period in 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2026 were $37.4 million, compared to $24.4 million for the same period in 2025.

	Six months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Employee and contractor-related expenses	$18,733	$10,882	$7,851
Share-based compensation expense	6,241	4,273	1,968
Professional fees	5,247	5,331	(84)
Intellectual property fees	1,855	564	1,291
Information technology costs	909	474	435
Depreciation and facility costs	845	958	(113)
Other expenses	3,605	1,926	1,679
Total selling, general and administrative expenses	$37,435	$24,408	$13,027

●	We incurred $18.7 million in personnel and contractor-related expenses in the six months ended June 30, 2026, compared to $10.9 million in the same period in 2025. The $7.8 million increase was primarily driven by higher headcount following employee recruitment in the second half of 2025 to support the potential commercial launches of AMT-130;
●	We incurred $5.2 million in professional fees in the six months ended June 30, 2026 compared to $5.3 million in the same period in 2025;
●	We incurred $6.2 million in share-based compensation expenses in the six months ended June 30, 2026, compared to $4.3 million in the same period in 2025. The $1.9 million increase was primarily driven by the higher fair value of awards outstanding during the current year period, in comparison with the prior period;
●	We incurred $1.9 million in intellectual property fees in the six months ended June 30, 2026 compared to $0.6 million in the same period in 2025. The $1.3 million increase was primarily driven by higher registration and professional fees; and
●	We incurred $3.6 million in other expenses in the six months ended June 30, 2026, compared to $1.9 million in the same period in 2025.

Other income and expense

	Six months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Research and development grants from Dutch authorities	2,122	3,111	(989)
Sublease income, net	606	371	235
Sale of critical reagents to Genezen	$—	$6,000	$(6,000)
Supply of HEMGENIX® to CSL Behring	(8,880)	(3,256)	(5,624)
Other income, net	(30)	533	(563)
Total other items, net	$(6,182)	$6,759	$(12,941)

In April 2026, we entered into an agreement to terminate the Genezen CSA. In connection with the termination, we recorded a write-down of $5.9 million related to the favorable supply intangible asset in Other expense.

Other non-operating items, net

Our other non-operating items, net, for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six months ended June 30,
	2026	2025	2026 vs 2025

	(in thousands)
Interest income	$10,280	$7,651	$2,629
Interest expense - Royalty Financing Agreement	(25,584)	(27,079)	1,495
Interest expense - Hercules loan facility	(2,814)	(3,621)	807
Foreign currency (losses) / gains, net	(4,024)	25,810	(29,834)
Changes in fair value of liability related to pre-funded warrants	(12,201)	—	(12,201)
Total Other non-operating items, net	$(34,342)	$2,761	$(37,103)

We recognize interest income associated with our cash and cash equivalents and investment securities. We recognized $10.3 million in interest income in the six months ended June 30, 2026, compared to $7.7 million in the same period in 2025. The $2.6 million increase was primarily due to higher average balances of investment securities held during the current year period, compared to the prior year period.

We recognized interest expense related to the Hercules loan facility of $2.8 million in the six months ended June 30, 2026, compared to $3.6 million in the same period in 2025. The $0.8 million decrease was primarily due to more favorable terms following the amendment of the facility in September 2025, as well as a decrease in market interest rates.

We recognized a net foreign currency loss of $4.0 million in the six months ended June 30, 2026, compared to a net gain of $25.8 million in the same period in 2025. The foreign currency movements related to our borrowings from Hercules, the Royalty Financing Agreement, cash and cash equivalents, investment securities, and intercompany loans within the uniQure group.

Income tax expense

We recognized $2.3 million of deferred tax expense in the six months ended June 30, 2026, compared to $0.9 million in the same period in 2025.

Financial Position, Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents, restricted cash and investment securities of $811.9 million. We believe these resources will be sufficient to fund our projected operating expenses into 2030, including costs associated with the commercial launches and confirmatory study of AMT-130, ongoing clinical trials of AMT-130, AMT-191 and AMT-260, and potential investments to advance certain pipeline candidates into late stage development. The amount and timing of our actual expenditures may vary significantly depending on the commencement and design of any new clinical studies that we may conduct. We have based our estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, and as such, we may require additional funding.

This includes up to $100.0 million in additional availability under our Hercules senior secured term loan facility, which becomes accessible upon BLA approval for AMT-130 prior to September 30, 2027, subject to confirmatory trial requirements remaining on track. Additional funding could also include a combination of public equity offerings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. If adequate funds are not available to us on acceptable terms when we need them, we may be unable to pursue further development of our clinical product candidates.

Our current material cash requirements include the following contractual and other obligations:

Debt

As of June 30, 2026, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. The loan has an interest-only period until October 1, 2028 and we are contractually required to repay the $50.0 million in equal installments between October 1, 2028 and October 1, 2030. The interest-only period will be extended to October 1, 2029 if the BLA for AMT-130 is approved prior to October 1, 2028. The interest-only period will be further extended to October 1, 2030 if certain commercial milestones are met prior to March 31, 2029. Future contractual interest payments (assuming repayments commence on October 1, 2028) associated with the loan are $19.5 million, with $5.4 million payable within the next 12 months.

Leases

We have entered into lease arrangements for facilities, including corporate, laboratories and office space. As of June 30, 2026, we had fixed lease payment obligations of $22.9 million, with $5.2 million payable within the next 12 months. Following the closing of the Lexington Transaction, we assigned our lease for our prior manufacturing facility in Lexington, MA to Genezen. As of June 30, 2026, we remain obligated under a guarantee of lease payments of $14.0 million, with the maximum potential exposure under the guarantee decreasing over the remaining lease term through May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In connection with our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractually defined milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. As of June 30, 2026, our remaining commitment amounts include EUR 160.0 million ($182.3 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestones will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of June 30, 2026 of $1.14/€1.00. As of June 30, 2026, we expect these obligations will become payable between 2030 and 2034. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$81,801	$160,329
Net cash used in operating activities	(66,819)	(83,995)
Net cash generated from investing activities	151,819	93,172
Net cash generated from financing activities	249,666	80,714
Foreign exchange impact	(1,906)	5,052
Cash, cash equivalents and restricted cash at the end of period	$414,561	$255,272

We have previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continued to incur losses in the current period. We recorded a net loss of $81.1 million and $134.6 million in the three and six months ended June 30, 2026, compared to a net loss of $37.7 million and $81.4 million during the same period in 2025. As of June 30, 2026, we had an accumulated deficit of $1,463.5 million.

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

In June 2026, we received aggregate net proceeds of $242.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us, following the completion of a follow-on public offering of 5.7 million ordinary shares at a public offering price of $45.50 per ordinary share.

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

Net cash used in operating activities

Net cash used in operating activities was $66.8 million for the six months ended June 30, 2026 and consisted of a net loss of $134.6 million, adjusted for non-cash items including depreciation and amortization expense of $7.9 million, amortization of the discount on investment securities of $7.9 million, share-based compensation expense of $10.1 million, $17.4 million of interest expense net of interest paid related the Royalty Financing Agreement, a change in deferred taxes of $2.3 million, changes in the fair value of contingent consideration of $0.1 million, changes in the fair value of the liability related to pre-funded warrants of $12.2 million and unrealized foreign exchange losses of $8.3 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $20.0 million. There was a net decrease in accounts receivable, accrued income, prepaid expenses, and other current assets and receivables of $8.8 million. There was a net increase in accounts payable, accrued expenses, and operating leases of $11.1 million.

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

Net cash generated from investing activities

In the six months ended June 30, 2026, we generated $151.8 million from our investing activities compared to $93.2 million generated during the same period in 2025.

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$384,981	$213,763
Investment in debt securities	(232,550)	(120,205)
Capital expenditures	(612)	(386)
Net cash generated from investing activities	$151,819	$93,172

Net cash generated from financing activities

In the six months ended June 30, 2026, net cash generated from financing activities was $249.7 million, compared to net cash generated from financing activities of $80.7 million in the same period in 2025.

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash flows from financing activities
Proceeds from follow-on public offering of ordinary shares, net of issuance costs	$242,681	$80,511
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	6,985	203
Net cash generated from financing activities	$249,666	$80,714

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	activities to prepare for the potential commercialization of AMT-130 for Huntington’s disease;
●	investments required to support the MAAs of AMT-130 or generate confirmatory evidence in conjunction with obtaining accelerated approval;
●	investments in the late stage development of AMT-191 and AMT-260;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to achieving specific development and regulatory milestones;
●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the three months ended June 30, 2026, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026. Based on such evaluation, our CEO and CFO concluded that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against us, certain of our executive officers and another party (collectively, “Defendants”) in the United States District Court for the Southern District of New York. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares between September 24, 2025 and October 31, 2025 (the “putative Class Period”). The plaintiff sought to recover damages allegedly caused by purported false and misleading statements and omissions with respect to our Phase I/II study of AMT-130 and the timing of the potential BLA filing for AMT-130.

On April 13, 2026, the court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff (the “Lead Plaintiff”).

On July 15, 2026, the Lead Plaintiff filed an amended complaint. Like the earlier-filed complaint, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares during the putative Class Period. Lead Plaintiff seeks unspecified damages allegedly caused by purported false and misleading statements and omissions with respect to the import and viability of data from our Phase I/II study of AMT-130 and available pathways to regulatory approval. Defendants’ motion to dismiss the amended complaint is currently due September 14, 2026. Management intends to vigorously defend against the claims in this action.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We have not recorded any liability for any portion of this matter because we believe that liability is not probable and reasonably estimable at this time.

Item 1A.Risk Factors

For a discussion of our risks, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In June 2026, we held a Type B meeting with the FDA. Official meeting minutes received in July 2026 confirmed that we and the FDA reached alignment that a BLA submission under the accelerated approval pathway for AMT-130, based on the existing clinical data, is reasonable. In addition, the FDA seeks to align on the confirmatory study design prior to the BLA submission, including consideration of a randomized standard-of-care control design instead of a sham procedure. The FDA also stated that, in accordance with the FDA’s draft public guidance for accelerated approvals, the confirmatory study should be feasible to conduct within a reasonable timeline and be well underway, and potentially fully enrolled, at the time of accelerated approval. We expect to submit a BLA in the third quarter of 2026. We can provide no assurance that we will align with the FDA on a confirmatory study design or that our BLA will be accepted for review or, if accepted, that our BLA will result in approval of AMT-130 in Huntington’s disease by the FDA, or that the FDA will agree that we have met the FDA’s requirements for our confirmatory study at the time of the BLA action date.

In March 2026, we held a successful pre-submission meeting with the UK MHRA, and the regulatory submission is progressing as planned for the third quarter of 2026. We can provide no assurance that any such submission will result in approval of AMT-130 in the UK.

There are numerous other factors that could impede or otherwise negatively impact our further development of AMT-130, including, but not limited to: our inability to reach agreement with the FDA on the design of a confirmatory study prior to a BLA submission; potential patient safety issues; our failure to demonstrate sufficient clinical efficacy or durability of response data to warrant further development or approval by the FDA, MHRA or any other regulatory authority; shifting regulatory standards for approval; our current beliefs regarding the further development of and approval pathway for AMT-130, which are based on our interpretation of communications and interactions with regulatory authorities to date, and the success of our efforts to address such communications and interactions; the results from future interim or topline data analyses and readouts from our ongoing Phase I/II trials, including as additional patient data becomes available; any requirement for additional studies to obtain approval, including a confirmatory study; our ability to fund and enroll a confirmatory study, including engaging sites that may be needed to enroll participants in a confirmatory study; the timing, cost and resources associated with our planned marketing applications; our ability to successfully commercialize AMT-130 should we choose to do so without a partner; challenges with potential development or commercial partners, should we choose to pursue further development or commercialization of AMT-130 with a partner; and our ability to fund the further development and commercialization of the AMT-130 program.

Any one or combination of these factors could force us to halt or discontinue the ongoing clinical trials of AMT-130 or related commercialization efforts or could prevent us from obtaining marketing approval within the predicted timeframes or at all. Certain of these risks are heightened in the context of drug development for rare diseases like Huntington’s disease and novel investigational products like gene therapies in which non-traditional study designs may be utilized to demonstrate efficacy and safety, including open-label studies, single arm studies, studies utilizing active comparators or natural history data, biomarkers or other forms of surrogate endpoints, which may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases that progress slowly and that affect small patient populations.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Entry into a Material Definitive Agreement

On July 27, 2026, we and certain of our affiliates entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement (the “Amendment”) with Hercules, which amended certain terms of the Third Amended and Restated Loan and Security Agreement, dated December 15, 2021 by and among us, certain of our subsidiaries, and Hercules, as amended by that certain Amendment No. 1 to Third Amended and Restated Loan and Security Agreement, dated as of May 12, 2023, Consent and Amendment No. 2 to Third Amended and Restated Loan and Security Agreement, dated as of June 28, 2024, and Amendment No. 3 to Third Amended and Restated Loan and Security Agreement.

The Amendment, among other things, extends the period we can draw the $100.0 million term loan tranche from June 15, 2027 to September 30, 2027. Except as provided for in the amendment, the terms of borrowing under the 2026 Amended Facility otherwise remain unchanged.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During the three months ended June 30, 2026, the following adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies on insider trading:

Name & Title	Date Adopted(1)	Aggregate Number of Ordinary Shares to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
David Meek, Non-executive Director	May 26, 2026	25,860	December 18, 2026

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

Other than those disclosed above, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

3.1	Amended Articles of Association of uniQure N.V. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on June 15, 2026).

10.1

Amended and Restated 2014 Share Incentive Plan of uniQure N.V. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-36294) filed with the SEC on June 15, 2026).

10.2*+

Amendment No. 4 to Third Amended and Restated Loan and Security Agreement, dated July 27, 2026, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., uniQure N.V. and Hercules Capital, Inc.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on July 29, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on July 29, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

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

Date: July 29, 2026