Form 10-Q
period 2026-09-30
uniQure N.V.
filed 2026-11-04
CIK 1590560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 70,138,860 ordinary shares, par value €0.05, outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on our current expectations of future events and many of these statements can be identified using terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements concerning: our financial position and performance, revenues, costs, expenses, liquidity, uses of cash and capital requirements; our need for additional financing or the time period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical and clinical trials, including the timing for initiation, completion or availability of results from any preclinical studies and clinical trials or for the submission, review or approval of any regulatory filing, including with respect to the Company’s Biologics License Application for ifezuntirgene inilparvovec (also known as AMT-130) to the United States Food and Drug Administration (the “FDA”) and Marketing Authorisation Application for ifezuntirgene inilparvovec to the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”); the anticipated or ultimate outcome, and timing, of interactions with regulatory agencies, including the FDA and MHRA; our plans to conduct a confirmatory study for ifezuntirgene inilparvovec; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits and clinical, therapeutic and commercial potential of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; our ability to identify and develop new product candidates and technologies; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy, including plans for potential commercialization of ifezuntirgene inilparvovec; our ability to achieve long-term growth; and developments and projections relating to our competitors in the industry.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. Our actual results or experience could differ significantly from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our Annual Report, including in “Part I, Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may make in the future or may file or furnish with the SEC. We do not undertake any obligation to publicly release any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I – FINANCIAL INFORMATION

Item 1.Financial Statements

uniQure N.V.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025

	(in thousands, except share and per share amounts)
Current assets
Cash and cash equivalents	$98,442	$80,240
Current investment securities	570,021	542,301
Accounts receivable	4,804	5,863
Prepaid expenses	9,601	20,506
Other current assets and receivables	9,677	7,076
Total current assets	692,545	655,986
Non-current assets
Property, plant and equipment, net	9,923	13,800
Other investments	31,539	30,237
Non-current investment securities	99,967	—
Operating lease right-of-use assets	10,980	12,525
Intangible assets, net	61,855	72,790
Goodwill	24,503	25,355
Deferred tax assets, net	5,709	8,654
Other non-current assets	3,530	5,561
Total non-current assets	248,006	168,922
Total assets	$940,551	$824,908
Current liabilities
Accounts payable	$6,173	$5,170
Accrued expenses and other current liabilities	50,979	41,292
Liability related to pre-funded warrants	—	12,595
Current portion of operating lease liabilities	2,990	3,862
Total current liabilities	60,142	62,919
Non-current liabilities
Long-term debt	50,345	49,699
Liability from royalty financing agreement	497,271	473,199
Operating lease liabilities, net of current portion	9,032	9,832
Contingent consideration	18,742	18,736
Deferred tax liability, net	7,699	7,967
Other non-current liabilities, net of current portion	2,667	3,655
Total non-current liabilities	585,756	563,088
Total liabilities	645,898	626,007
Commitments and contingencies
Shareholders' equity
Ordinary shares, €0.05 par value: 100,000,000 shares authorized at September 30, 2026, and 80,000,000 at December 31, 2025, and 70,044,739 and 62,336,717 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively.	4,128	3,688
Additional paid-in capital	1,874,438	1,582,371
Accumulated other comprehensive loss	(59,166)	(58,222)
Accumulated deficit	(1,524,747)	(1,328,936)
Total shareholders' equity	294,653	198,901
Total liabilities and shareholders' equity	$940,551	$824,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
License revenues	$5,196	$3,582	$14,599	$10,411
Collaboration revenues	—	119	—	119
Total revenues	5,196	3,701	14,599	10,530
Operating expenses:
Cost of license revenues	(236)	(398)	(805)	(1,251)
Research and development expenses	(35,517)	(34,366)	(98,657)	(105,889)
Selling, general and administrative expenses	(23,918)	(19,438)	(61,353)	(43,846)
Total operating expenses	(59,671)	(54,202)	(160,815)	(150,986)
Other income	1,690	1,510	4,920	12,413
Other expense	(195)	(2,044)	(9,607)	(6,188)
Loss from operations	(52,980)	(51,035)	(150,903)	(134,231)
Interest income	8,114	3,503	18,394	11,154
Interest expense	(14,576)	(16,721)	(42,973)	(47,421)
Foreign currency (losses) / gains, net	(217)	(428)	(4,241)	25,382
Other non-operating (losses), net	(882)	(7,222)	(13,083)	(7,222)
Loss before income tax expense	$(60,541)	$(71,903)	$(192,806)	$(152,338)
Income tax expense	(676)	(8,626)	(3,005)	(9,547)
Net loss	$(61,217)	$(80,529)	$(195,811)	$(161,885)
Other comprehensive loss:
Foreign currency translation (losses) / gains, net	(915)	158	(944)	(5,945)
Total comprehensive loss	$(62,132)	$(80,371)	$(196,755)	$(167,830)
Loss per ordinary share - basic and diluted
Basic and diluted net loss per ordinary share	$(0.88)	$(1.38)	$(2.95)	$(2.90)
Weighted average shares - basic and diluted	69,900,863	58,516,415	66,322,083	55,880,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	gain / (loss)	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at June 30, 2025	54,865,673	$3,250	$1,262,971	$(58,903)	$(1,211,321)	$(4,003)
Loss for the period	—	—	—	—	(80,529)	(80,529)
Other comprehensive gain, net	—	—	—	158	—	158
Follow-on public offering	6,736,841	394	299,832	—	—	300,226
Tax benefit related to historical share issuance	—	—	862	—	—	862
Exercise of share options	532,316	32	8,478	—	—	8,510
Restricted share units distributed during the period	31,070	2	(2)	—	—	—
Share-based compensation expense	—	—	3,522	—	—	3,522
Balance at September 30, 2025	62,165,900	$3,678	$1,575,663	$(58,745)	$(1,291,850)	$228,746

Balance at June 30, 2026	69,334,839	$4,086	$1,841,745	$(58,251)	$(1,463,530)	$324,050
Loss for the period	—	—	—	—	(61,217)	(61,217)
Other comprehensive loss, net	—	—	—	(915)	—	(915)
Exercises of share options	81,875	5	1,404	—	—	1,409
Exercise of pre-funded warrants	526,314	31	25,701	—	—	25,732
Restricted share units distributed during the period	94,282	6	(6)	—	—	—
Issuance of ordinary shares relating to employee stock purchase plan	7,429	—	148	—	—	148
Share-based compensation expense	—	—	5,446	—	—	5,446
Balance at September 30, 2026	70,044,739	$4,128	$1,874,438	$(59,166)	$(1,524,747)	$294,653

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	gain / (loss)	deficit	equity / (deficit)

	(in thousands, except share and per share amounts)
Balance at December 31, 2024	48,988,087	$2,945	$1,173,068	$(52,800)	$(1,129,965)	$(6,752)
Loss for the period	—	—	—	—	(161,885)	(161,885)
Other comprehensive loss, net	—	—	—	(5,945)	—	(5,945)
Follow-on public offerings	11,810,370	655	380,082	—	—	380,737
Tax benefit related to historical share issuance costs	—	—	862	—	—	862
Exercises of share options	553,556	33	8,680	—	—	8,713
Restricted and performance share units distributed during the period	813,887	45	(45)	—	—	—
Share-based compensation expense	—	—	13,016	—	—	13,016
Balance at September 30, 2025	62,165,900	$3,678	$1,575,663	$(58,745)	$(1,291,850)	$228,746

Balance at December 31, 2025	62,336,717	$3,688	$1,582,371	$(58,222)	$(1,328,936)	$198,901
Loss for the period	—	—	—	—	(195,811)	(195,811)
Other comprehensive loss, net	—	—	—	(944)	—	(944)
Follow-on public offering	5,686,813	323	242,359	—	—	242,682
Exercises of share options	492,724	28	8,200	—	—	8,228
Exercise of pre-funded warrants	526,314	31	25,701	—	—	25,732
Restricted share units distributed during the period	980,803	57	(57)	—	—	—
Issuance of ordinary shares relating to employee stock purchase plan	21,368	1	312	—	—	313
Share-based compensation expense	—	—	15,552	—	—	15,552
Balance at September 30, 2026	70,044,739	$4,128	$1,874,438	$(59,166)	$(1,524,747)	$294,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

uniQure N.V.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash flows used in operating activities
Net loss	$(195,811)	$(161,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,313	11,789
Amortization of discount on investment securities	(13,599)	(6,091)
Share-based compensation expense	15,552	13,016
Royalty financing agreement interest expense, net of interest paid	23,353	29,209
Deferred tax expense	2,945	1,979
Changes in fair value of contingent consideration	616	5,293
Changes in fair value of liability related to pre-funded warrants	13,083	5,722
Unrealized foreign exchange gains / (losses), net	5,123	(24,534)
Other items, net	(3,624)	(3,013)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses, and other current assets and receivables	10,124	2,880
Accounts payable	1,279	(1,648)
Income tax payable	5	7,568
Accrued expenses, other liabilities, and operating leases	12,995	19,321
Net cash used in operating activities	(114,646)	(100,394)
Cash flows (used in) / generated from investing activities
Proceeds on maturity of debt securities	466,265	337,195
Investments in debt securities	(582,554)	(217,124)
Purchases of property, plant, and equipment	(623)	(320)
Net cash (used in) / generated from investing activities	(116,912)	119,751
Cash flows from financing activities
Proceeds from follow-on public offering of ordinary shares, net of issuance costs	242,682	380,737
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	23,499
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	8,541	8,713
Net cash generated from financing activities	251,223	412,949
Currency effect on cash, cash equivalents and restricted cash	(1,494)	5,914
Net increase in cash, cash equivalents and restricted cash	18,171	438,220
Cash, cash equivalents and restricted cash at the beginning of period	81,801	160,329
Cash, cash equivalents and restricted cash at the end of period	$99,972	$598,549
Cash and cash equivalents	$98,442	$597,056
Restricted cash related to leasehold and other deposits	1,530	1,493
Total cash, cash equivalents and restricted cash	$99,972	$598,549
Supplemental cash flow disclosures:
Cash paid for interest	$(18,940)	$(16,659)
Supplemental disclosure of non-cash investing and financing items:
Issuance of ordinary shares upon exercise of pre-funded warrants	$25,732	$—

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or for any other future year or interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 2, 2026 (the “Annual Report”).

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

2.4Accounting policies

The principal accounting policies applied in the preparation of these unaudited consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.

2.5Recent accounting pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in Note 2.3.29 of the Annual Report, which could be expected to materially impact the Company’s unaudited consolidated financial statements.

3	Investment securities

The following tables summarize the Company’s investments in government debt securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments securities:
Government debt securities (held-to-maturity)	$570,021	$—	$(204)	$569,817

Non-current investments securities:
Government debt securities (held-to-maturity)	$99,967	$—	$(1,119)	$98,848
Total	$669,988	$—	$(1,323)	$668,665

	December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

	(in thousands)
Current investments securities:
Government debt securities (held-to-maturity)	$542,301	$308	$—	$542,609
Total	$542,301	$308	$—	$542,609

The Company invests in U.S. and European government debt securities with high investment credit ratings. The U.S. and European government bonds are U.S. dollar and euro (€, or EUR) denominated, respectively. Investment securities with original maturities of 90 days or less when purchased are presented within cash and cash equivalents and measured at amortized cost. Investment securities with contractual maturities greater than 12 months are presented within non-current investment securities and measured at amortized cost. Inputs to the fair value of the investments are considered Level 2 inputs.

As of September 30, 2026 and December 31, 2025, no expected credit loss was identified with respect to the investment securities.

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

The Company’s material financial assets include cash and cash equivalents, restricted cash, and investment securities. Cash and cash equivalents and restricted cash are measured at fair value using Level 1 inputs. Restricted cash is included in Other non-current assets within the Unaudited Consolidated Balance Sheets. Investment securities are measured at amortized cost.

The following table sets forth the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2026:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Classification in Unaudited Consolidated Balance Sheets

	(in thousands)
Balance at December 31, 2025
Assets:
Cash and cash equivalents	$80,240	$—	$—	$80,240	Cash and cash equivalents
Restricted cash	1,561	—	—	1,561	Other non-current assets
Total assets	$81,801	$—	$—	$81,801
Liabilities:
Liability related to pre-funded warrants	—	12,595	—	12,595	Liability related to pre-funded warrants
Contingent consideration	—	—	18,736	18,736	Contingent consideration
Consideration for post-acquisition services	—	—	638	638	Other non-current liabilities
Total liabilities	$—	$12,595	$19,374	$31,969
Balance at September 30, 2026
Assets:
Cash and cash equivalents	$98,442	$—	$—	$98,442	Cash and cash equivalents
Restricted cash	1,530	—	—	1,530	Other non-current assets
Total assets	$99,972	$—	$—	$99,972
Liabilities:
Contingent consideration	—	—	18,742	18,742	Contingent consideration
Consideration for post-acquisition services	—	—	638	638	Other non-current liabilities
Total liabilities	$—	$—	$19,380	$19,380

a)	Contingent consideration

The Company is required to pay up to EUR 143.1 million (or $162.4 million based on the foreign exchange rate on September 30, 2026) to the former shareholders of uniQure France SAS (formerly Corlieve Therapeutics SAS) upon the achievement of the remaining contractually defined milestones related to the development of AMT-260 in connection with the Company’s acquisition of uniQure France SAS.

The fair value of the contingent consideration as of September 30, 2026 was EUR 16.5 million ($18.7 million) (December 31, 2025: EUR 15.9 million ($18.7 million)) using discount rates of approximately 9.7% to 11.8% (December 31, 2025: 11.8%).

If, as of September 30, 2026, the Company had assumed a 100% likelihood of AMT-260 advancing into a Phase III clinical study, then the fair value of the contingent consideration would have increased to EUR 53.2 million ($60.4 million). If, as of September 30, 2026, the Company had assumed that it would discontinue development of the AMT-260 program, then the contingent consideration would have been released to income.

The following table presents the changes in fair value of the contingent consideration (presented within non-current liabilities) between December 31, 2025 and September 30, 2026:

Amount of
contingent
consideration
(in thousands)
Balance at December 31, 2025	$18,736
Unrealized change in fair value (presented within Research and development expenses)	616
Currency translation effects	(610)
Balance at September 30, 2026	$18,742

The Company classified the total contingent consideration liability as non-current as of September 30, 2026 and December 31, 2025. The classification of the contingent consideration within the Company’s Unaudited Consolidated Balance Sheets between current and non-current liabilities is based upon the Company’s best estimate of the timing of settlement of the remaining relevant milestones.

b)	Liability related to pre-funded warrants

In connection with its September 2025 follow-on public offering, the Company issued pre-funded warrants to purchase 526,316 ordinary shares at a price per warrant equal to the public offering price of $47.50 per ordinary share less the $0.0001 per share exercise price ("Pre-Funded Warrants"). The obligation to issue ordinary shares upon exercise was classified as a liability and measured at fair value using a valuation technique whose significant inputs were observable; the fair value measurement was therefore classified within Level 2 of the fair value hierarchy.

In August 2026, the holder exercised all outstanding Pre-Funded Warrants, and the Company issued ordinary shares from its reserve account. Immediately prior to exercise, the liability was remeasured to fair value, and its carrying amount was classified to shareholders' equity upon issuance of the ordinary shares (refer to Note 8, "Shareholders' equity").

Liability related
to pre-funded
warrants
(in thousands)
Balance at December 31, 2025	$12,595
Realized increase in fair value (presented within Other non-operating (losses), net)	13,083
Currency translation effects	54
Settlement of pre-funded warrant liability through issuance of ordinary shares	(25,732)
Balance at September 30, 2026	$—

5	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following items as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(in thousands)
Accruals for goods received from and services provided by vendors, not yet billed	$26,997	$20,490
Personnel-related accruals and liabilities	15,139	9,941
Liability owed to the Purchaser pursuant to the Royalty Financing Agreement (refer to Note 7, "Royalty Financing Agreement")	4,804	5,523
Current portion of firm purchase commitment liability and Genezen CSA termination payment	3,808	5,102
Other current liabilities	231	236
Total	$50,979	$41,292

In April 2026, the Company entered into an agreement to terminate the commercial supply agreement (the “Genezen CSA”) with Genezen MA, Inc. (together with Genezen Holdings Inc., “Genezen”). Pursuant to the termination agreement, the Company’s obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA terminated.

6Long-term debt

In July 2026, the Company entered into an amendment to its venture debt loan facility with Hercules Capital, Inc. (as amended, the "2026 Amended Facility"). The amendment extended the period during which the Company may draw the $100.0 million term loan tranche from June 15, 2027 to September 30, 2027. Except as provided for in the amendment, the terms of borrowing under the 2026 Amended Facility remained unchanged.

The total principal outstanding under the 2026 Amended Facility as of September 30, 2026 was $50.0 million. The amortized cost was $50.7 million as of September 30, 2026 (including $0.4 million of interest due presented within Accrued expenses and other current liabilities), compared to $50.1 million as of December 31, 2025, and is recorded net of discount and debt issuance costs.

The foreign currency loss on the 2026 Amended Facility in the three and nine months ended September 30, 2026 was $0.2 million and $1.8 million, respectively, compared to a foreign currency gain of $2.8 million and $9.2 million, respectively, during the same periods in 2025. Interest expense during the three and nine months ended September 30, 2026 was $1.4 million and $4.2 million, respectively, compared to $1.8 million and $5.4 million, respectively, during the same periods in 2025.

During the nine months ended September 30, 2026, the covenants under the 2026 Amended Facility were amended to include a new United Kingdom entity. Other than this amendment and as described above, there were no material changes to the terms, available borrowing tranches, covenants, or collateral arrangements of the 2026 Amended Facility as described in Note 11, "Long-term debt," to the consolidated financial statements included in the Annual Report. As of September 30, 2026, the Company was in compliance with all applicable covenants under the 2026 Amended Facility.

7Royalty Financing Agreement

During the nine months ended September 30, 2026, there were no material changes to the terms of the royalty purchase agreement entered into in May 2023 (the “Royalty Financing Agreement”) with HemB SPV, L.P. (the “Purchaser”), as described in Note 12, “Royalty Financing Agreement” within the consolidated financial statements included in the Annual Report.

The following table presents the changes in the liability from the Royalty Financing Agreement for the period from December 31, 2025 to September 30, 2026:

Amount of liability
(in thousands)
Balance as of December 31, 2025 (includes $5.5 million presented as "Accrued expenses and other current liabilities")	$478,722
Royalty payments to the Purchaser	(15,395)
Interest expense for the period	38,748
Balance as of September 30, 2026 (includes $4.8 million presented as "Accrued expenses and other current liabilities")	$502,075

The Company records the debt at amortized cost using the effective interest method based on projected cash flows. As of September 30, 2026, the effective interest rate is expected to be within a range of 10.0% to 11.5% per annum (September 30, 2025: 10.5% to 12.0%). Interest expense recorded in connection with the Royalty Financing Agreement was $13.2 million and $13.8 million for the three months ended September 30, 2026 and 2025, respectively, and $38.7 million and $40.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

In August 2026, all outstanding Pre-Funded Warrants were exercised by the holder, and the Company issued 526,314 ordinary shares from its reserve account. Upon exercise, the fair value of the liability related to Pre-Funded Warrants of EUR 22.0 million ($25.7 million) was reclassified to shareholders' equity.

9Share-based compensation

The Company’s share-based compensation plans include the amended and restated 2014 Share Incentive Plan (as amended, the “2014 Plan”) and inducement grants under Rule 5653(c)(4) of the Nasdaq Global Select Market with terms similar to the 2014 Plan (together the “2014 Plans”). As of September 30, 2026, a total of 2,698,090 ordinary shares remain available for issuance under the 2014 Plan.

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

2014 Plans and ESPP

Share-based compensation expense recognized by classification included in the Unaudited Consolidated Statements of Operations and Comprehensive Loss in relation to the 2014 Plans and the ESPP for the periods indicated below was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Research and development expenses	2,081	695	5,946	5,916
Selling, general and administrative expenses	3,365	2,827	9,606	7,100
Total	$5,446	$3,522	$15,552	$13,016

Share-based compensation expense recognized by award type for the 2014 Plans as well as the ESPP was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Award type/ESPP
Share options	$1,941	$1,829	$5,609	$5,128
Restricted share units	3,365	2,837	9,826	7,597
Performance share units	124	(1,159)	78	276
ESPP	16	15	39	15
Total	$5,446	$3,522	$15,552	$13,016

As of September 30, 2026, the unrecognized share-based compensation expense related to unvested awards under the 2014 Plans was:

	Unrecognized	Weighted average
	share-based	remaining
	compensation	period for
	expense	recognition
	(in thousands)	(in years)
Award type
Share options	$13,097	2.49
Restricted share units	28,354	2.18
Performance share units	302	0.61
Total	$41,753	2.27

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

The following table summarizes option activity under the 2014 Plans for the nine months ended September 30, 2026:

	Options
	Number of ordinary shares	Weighted average exercise price

Outstanding at December 31, 2025	4,531,991	17.04
Granted	889,760	$12.18
Forfeited	(13,951)	$9.53
Expired	(16,186)	$37.84
Exercised	(492,724)	$16.70
Outstanding at September 30, 2026	4,898,890	$16.14
Thereof, fully vested, and exercisable on September 30, 2026	2,874,645	$19.36
Thereof, outstanding and expected to vest after September 30, 2026	2,024,245	$11.58
Outstanding and expected to vest after December 31, 2025	1,999,315	$11.81

Total weighted average grant date fair value of options issued during the period (in $ millions)	$7.0

The fair value of each option issued is estimated at the respective grant date using the Hull & White option pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Assumptions
Expected volatility	100%	80%	95% - 100%	70% - 80%
Expected terms	10 years	10 years	10 years	10 years
Risk-free interest rate	5.23%	4.38%	4.21% - 5.23%	4.36% - 4.64%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	RSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2025	2,395,420	$12.15
Granted	1,254,450	$15.81
Vested	(980,803)	$12.25
Forfeited	(134,012)	$15.56
Non-vested at September 30, 2026	2,535,055	$13.74

Total weighted average grant date fair value of RSUs granted during the period (in $ millions)		$19.8

RSUs are measured at grant date based on the market price of the Company’s ordinary shares and, except for certain grants made to non-executive directors, vest over a three-year period. RSUs granted to non-executive directors vest one year after the date of grant.

PSUs

The Company has granted PSUs to certain employees of the Company that represent shares potentially issuable in the future. The 2026 PSUs will be earned upon Company management's assessment of the level of achievement of agreed upon performance targets, subject to the grantee's continued employment.

The fair value of PSUs is determined on the grant date by reference to the market price of the Company's ordinary shares, and the Company recognizes the related compensation cost to the extent it considers achievement of the milestones to be probable.

As of September 30, 2026, certain 2026 PSUs were assessed as probable of achieving the requisite performance condition. During the nine months ended September 30, 2026, the performance target applicable to the 2024 PSUs was not met within the contractually defined performance period and the outstanding 2024 PSUs were forfeited.

The following table summarizes the PSU activity for the nine months ended September 30, 2026:

	PSUs
		Weighted average
	Number of	grant-date fair
	ordinary shares	value
Non-vested at December 31, 2025	22,500	$15.40
Granted	28,750	$22.40
Vested	—	$—
Forfeited	(22,500)	$15.40
Non-vested at September 30, 2026	28,750	$22.40

ESPP

During the nine months ended September 30, 2026, 21,368 ordinary shares were issued under the ESPP compared to nil ordinary shares issued during the same period in 2025. As of September 30, 2026, 65,344 ordinary shares remain available for issuance under the ESPP compared to a total of 86,712 ordinary shares as of September 30, 2025.

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

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue	$5,196	$3,701	$14,599	$10,530
Less:
Employee related expenses	(17,271)	(14,666)	(51,017)	(43,407)
Laboratory and development expenses	(17,174)	(18,675)	(49,322)	(50,235)
Professional fees	(7,865)	(4,814)	(14,128)	(9,995)
Information technology system costs(2)	(1,599)	(952)	(4,685)	(2,791)
Facility expenses	(1,710)	(1,677)	(4,694)	(5,048)
Other segment items(1) (2)	(3,039)	(2,217)	(9,063)	(4,990)
Segment operating loss	(43,462)	(39,300)	(118,310)	(105,936)
Reconciliation
Depreciation and amortization expense	(1,481)	(3,632)	(9,344)	(11,789)
Share-based compensation expense	(5,446)	(3,522)	(15,552)	(13,016)
Fair value (loss) / gain - contingent consideration	(698)	(1,823)	(616)	(5,293)
Fair value loss - Liability related to pre-funded warrants	(882)	(5,722)	(13,083)	(5,722)
Foreign currency (losses) / gains, net	(217)	(428)	(4,241)	25,382
Interest income	8,114	3,503	18,394	11,154
Interest expense - Royalty Financing Agreement	(13,164)	(13,806)	(38,748)	(40,885)
Interest expense - Hercules loan facility	(1,406)	(1,794)	(4,219)	(5,415)
Other reconciling items	(1,899)	(5,379)	(7,087)	(818)
Consolidated loss before income tax expense	$(60,541)	$(71,903)	$(192,806)	$(152,338)

(1)	Other segment items included in segment operating loss include costs related to intellectual property and insurance offset by income related to payments received from European authorities to subsidize the Company’s research and development in the Netherlands.
(2)	The comparative amounts for the three and nine months ended September 30, 2025 have been adjusted to reflect the level of detail at which the CODM reviews segment operating expenses in 2026, with information technology system costs presented as a separate line item and consumables included within other segment items for all periods presented.

11	Other investments and concentration of credit risk

The following table summarizes the Company’s Other investments as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

	(in thousands)
Carrying amount of equity investments	$15,091	$15,615
Genezen convertible note receivable	16,448	14,622
Total	$31,539	$30,237

Carrying amount of equity investments

The Company holds investments in non-publicly traded equity securities without readily determinable fair values. These investments are accounted for at cost, less impairment and adjusted to fair value if there are observable price changes in orderly transactions for identical or similar investments using the measurement alternative in accordance with ASC 321, Investments – Equity Securities.

The carrying value of these investments as of September 30, 2026 and December 31, 2025 was $15.1 million and $15.6 million, respectively, and is presented within Other investments in the Company’s Unaudited Consolidated Balance Sheets. The Company did not recognize any upward adjustments, downward adjustments, or impairments relating to investments carried under the measurement alternative during the three and nine months ended September 30, 2026, and 2025.

Genezen

The Company held a convertible promissory note issued in July 2024 by Genezen at a nominal amount of $12.5 million, maturing in October 2029 (the "Original Note"). The original note’s nominal interest of 8.0% per annum was payable in kind and is added to the principal at the end of each quarter. The nominal amount as well as the accumulated interest were convertible into Genezen’s common stock at $2.20 per share.

On August 11, 2026, in connection with the refinancing of Genezen’s senior credit facilities, the Original Note was amended and restated (the "Amended Note"). The Amended Note has a contractually agreed principal amount of $15.1 million and matures in December 2031. The Amended Note bears nominal interest at 15.0% per annum, payable in kind, and is added to the principal at the end of each quarter. The nominal amount as well as 8.0% of the total 15.0% interest per annum are convertible into Genezen’s common stock at the lesser of $2.20 and the lowest price per share of Genezen’s common stock issued in an equity issuance consummated while the Amended Note is outstanding.

The amendment was accounted for as a continuation of the Original Note under ASC 310 and did not result in the recognition of a new loan. As a result, the Company's investment in the Amended Note was recorded based on the remaining net investment in the Original Note immediately prior to the amendment. The Amended Note had an amortized cost basis of $16.4 million as of September 30, 2026 (December 31, 2025: $14.6 million) and is presented within Other investments. No material allowance for expected credit losses was recognized as of September 30, 2026.

CSL Behring

As of September 30, 2026, and December 31, 2025, accounts receivable from CSL Behring LLC ("CSL Behring") totaled $4.8 million and $5.9 million, respectively, in each case related to royalty revenue which is included in License Revenues in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss.

12	Income taxes

The Company recorded a deferred tax expense of $0.6 million and $2.9 million related to its U.S. operations during the three and nine months ended September 30, 2026 ($0.2 million and $1.1 million for the three and nine months ended September 30, 2025). In addition, during the three and nine months ended September 30, 2025, the Company recorded $7.5 million of current income tax expense and $0.9 million of deferred income tax expense related to its Dutch operations as a result of a revised assessment of the Dutch corporate income tax treatment of the $375.0 million upfront payment received in 2023 under the Royalty Financing Agreement.

The effective income tax rate of 1.1% and 1.6% during the three and nine months ended September 30, 2026 (three and nine months ended September 30, 2025: 12.0% and 6.3%, respectively) is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company recorded a valuation allowance against its net deferred tax assets in the Netherlands and a partial valuation allowance against its net deferred tax assets in France, among various other items which impacted the effective rate.

13Basic and diluted loss per share

Diluted loss per ordinary share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss in the three and nine months ended September 30, 2026, all potentially dilutive ordinary shares would have an antidilutive effect, if converted, and thus have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2026. The ordinary shares are presented without giving effect to the application of the treasury method or exercise prices that would be above the share price as of September 30, 2026 and September 30, 2025, respectively.

The potentially dilutive ordinary shares are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Anti-dilutive ordinary share equivalents
Share options under 2014 Plans	$4,898,890	4,682,032	$4,898,890	4,682,032
Non-vested RSUs and PSUs	2,563,805	2,332,353	2,563,805	2,332,353
Pre-Funded Warrants	—	526,316	—	526,316
ESPP	21,368	7,239	21,368	7,239
Total anti-dilutive ordinary share equivalents	7,484,063	7,547,940	7,484,063	7,547,940

The Pre-Funded Warrants were fully exercised in August 2026 (refer to Note 4, "Fair value measurement").

14Commitments and contingencies

In the course of its business, the Company enters as a licensee into contracts with other parties regarding the development and marketing of certain of its pipeline products. Among other payment obligations, the Company is obligated to pay royalties to the licensors based on future sales levels and milestone payments whenever specified development, regulatory and commercial milestones are met. As both future sales levels and the timing and achievement of milestones are uncertain, the financial effect of these agreements cannot be reliably estimated. The Company also has obligations to make future payments that become due and payable upon the collection of milestone payments from CSL Behring. The achievement and timing of these milestones are not fixed or determinable.

Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against the Company, certain of its executive officers and another party (collectively, “Defendants”) in the United States District Court for the Southern District of New York. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s ordinary shares between September 24, 2025 and October 31, 2025 (the “putative Class Period”). The plaintiff sought to recover damages allegedly caused by purported false and misleading statements and omissions with respect to the Company’s Phase I/II study of ifezuntirgene inilparvovec and the timing of the potential Biologics License Application filing for ifezuntirgene inilparvovec.

On April 13, 2026, the court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff (the “Lead Plaintiff”).

On July 15, 2026, the Lead Plaintiff filed an amended complaint. Like the earlier-filed complaint, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s ordinary shares during the putative Class Period. Lead Plaintiff seeks unspecified damages allegedly caused by purported false and misleading statements and omissions with respect to the import and viability of data from the Company’s Phase I/II study of ifezuntirgene inilparvovec and available pathways to regulatory approval. Defendants’ motion to dismiss the amended complaint is currently due November 4, 2026. Management intends to vigorously defend against the claims in this action.

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

Recent Product Candidate Developments

Huntington’s disease program (ifezuntirgene inilparvovec)

Ifezuntirgene inilparvovec (also known as AMT-130) is our novel gene therapy candidate for the treatment of Huntington’s disease, which utilizes our proprietary, gene-silencing miQURE® platform and incorporates a miRNA, specifically designed to silence the huntingtin gene and the potentially highly toxic exon 1 protein fragment.

We are currently conducting Phase I/II clinical trials of ifezuntirgene inilparvovec in the U.S. and Europe. We completed the enrollment of all 26 patients in the first two cohorts of our U.S. study in March 2022 and the enrollment of 13 patients in the two cohorts of our European study in June 2023. In 2025, we completed enrollment of all 12 patients in the third cohort, and we treated six patients with the high dose of ifezuntirgene inilparvovec in a fourth cohort to evaluate the safety and efficacy of ifezuntirgene inilparvovec in patients with lower baseline striatal volumes compared to previous cohorts in the U.S. Phase I/II study.

Regulatory Updates

In September 2026, we announced the submission of a Biologics License Application (“BLA”)  to the U.S. Food and Drug Administration (the “FDA”) for the accelerated approval of ifezuntirgene inilparvovec as well as the submission of a marketing authorization application (“MAA”) for ifezuntirgene inilparvovec to the United Kingdom’s (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”). Both submissions were supported by the three-year data analysis from the Phase I/II clinical study of ifezuntirgene inilparvovec, compared to a propensity score-matched external control derived from the Enroll-HD natural history database.

In the third quarter of 2026, the MHRA validated the MAA for ifezuntirgene inilparvovec.

On November 2 2026, we announced the FDA has accepted for review the BLA for ifezuntirgene inilparvovec, submitted under the Accelerated Approval pathway.  The application has been granted Priority Review with a Prescription Drug User Fee Act (“PDUFA”) target action date of May 1, 2027.  In its acceptance letter, the FDA stated that they are tentatively planning to discuss this application at an Advisory Committee meeting. We will be notified once the date and timelines have been finalized.

We and FDA have aligned on key elements of a confirmatory study design. The study is designed as a randomized, standard-of-care trial enrolling approximately 200 patients in a 2:1 ratio of ifezuntirgene inilparvovec to standard of care, with Total Function Capacity (“TFC”) as the primary endpoint at 36 months. We plan to initiate patient screening in the United States by the end of 2026.

Data from Phase I/II Clinical Studies

In September 2026, we announced additional data from the ongoing Phase I/II studies of ifezuntirgene inilparvovec at two timepoints – 36 months and 48 months. We analyzed clinical outcomes for 29 patients treated with ifezuntirgene inilparvovec (n=17 high-dose; n=12 low-dose) of which 12 patients per dose group had attained 48 months of follow-up and were evaluated at that time point. In addition, the 36-month analysis now includes 15 high-dose and 12 low-dose patients, with three additional high-dose patients having reached that timepoint since the September 2025 analysis.

Outcomes for the 36-month and 48-month analyses were compared to propensity score-matched external controls (n=1,337 for high dose) from an updated ENROLL-HD natural history dataset with a September 2025 cutoff.

Topline clinical data at 36-month and 48-month efficacy results for patients receiving high-dose ifezuntirgene inilparvovec were as follows (data cutoff as of June 30, 2026):

High-Dose Results at 36 Months (n=15)

●	composite Unified Huntington’s Disease Rating Scale (“cUHDRS”) showed 80% slowing of disease progression compared to the updated external control (nominal p=0.005). Treated patients had a mean change in cUHDRS from baseline of -0.28 compared to a change of -1.39 for the external control, a favorable treatment difference of 1.12 compared to baseline.

●	TFC showed 67% slowing of disease progression compared to the updated external control (nominal p=0.011). Treated patients had a mean change in TFC from baseline of -0.27 compared to a change of -0.82 for patients in the propensity score-matched external control, a favorable treatment difference of 0.55 compared to baseline.

●	Mean cerebrospinal neurofilament light protein (“CSF NfL”) was 6% below baseline (n=14).

High-Dose Results at 48 Months (n=12)

●	cUHDRS showed a 44% slowing of disease progression compared to the updated external control and did not reach statistical significance (p=0.144). Treated patients had a mean change in cUHDRS from baseline of -0.90 compared to a change of -1.61 for the external control, a favorable treatment difference of 0.71 compared to baseline.

●	TFC showed 61% slowing of disease progression compared to the updated external control (nominal p=0.008). Treated patients had a mean change in TFC from baseline of -0.37 compared to a change of -0.94 for the external control, a favorable treatment difference of 0.57 compared to baseline.

●	In a post-hoc sensitivity analysis using the prior ENROLL-HD external control, the 48-month analysis showed 53.5% slowing based on cUHDRS (nominal p=0.041) and 68.3% based on TFC (nominal p=0.001).

●	Mean CSF NfL was 4% above baseline (n=11).

Dose Comparison at 48 Months (high dose n=12, low-dose n=12)

●	The observed differences between the high and low-doses are consistent with a dose-dependent treatment effect. At 48 months, mean change from baseline in cUHDRS was –0.91 in high-dose patients compared with −1.94 in low-dose patients, a difference of 1.03 in favor of the high dose. The mean change from baseline in TFC was −0.30 in high-dose patients compared with −0.70 in low-dose patients, a difference of 0.40 in favor of the high dose.

As is common with longitudinal natural history studies, missingness of data increased with duration of follow-up, reaching 53% in the updated ENROLL-HD matched controls at 48 months. Our analysis of the updated control showed that patients discontinuing follow-up were progressing materially faster than those remaining in the control group. We believe these factors likely understated disease progression in the control and the resulting treatment effect of ifezuntirgene inilparvovec at 48 months.

Ifezuntirgene inilparvovec continues to be generally well-tolerated in the Phase I/II studies, with a manageable safety profile at both doses. The most common adverse events in the treatment groups were related to the administration procedure, and all have resolved. As previously disclosed, five high dose participants (17%) experienced a treatment-related serious adverse event (“SAE”) related to central nervous system inflammation, all of which fully resolved.

Temporal lobe epilepsy program (AMT-260)

We are conducting a Phase I/IIa clinical trial, GenTLE, of AMT-260 for the treatment of MTLE in the U.S. GenTLE is a multicenter, open-label trial with two dosing cohorts of at least six patients each to assess safety, tolerability, and initial efficacy of AMT-260 in patients with refractory MTLE.

In June 2026, we announced preliminary data on the first cohort in GenTLE. As of the May 29, 2026 data cutoff date, three of six patients in the first, low-dose cohort (1x1012 gc/mL) achieved meaningful reductions in disabling seizures during months four through six of follow-up, ranging from a 79% to 100% decline from baseline. The remaining three patients in the low-dose cohort experienced variable changes in disabling seizures during months four through six of follow-up, ranging from a 33% decrease to a 36% increase compared to baseline. As of June 19, 2026, there have been no SAEs related to AMT-260 or the surgical procedure reported. All reported adverse events in the low-dose cohort were classified as mild or moderate in severity, with the most common adverse event being headache (N=2). No immunosuppression was required.

In the third quarter of 2026, the Company completed enrollment in the second dose cohort of seven patients in the ongoing Phase I/IIa study.

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

In August 2026, enrollment resumed in the mid- and high-dose cohorts of the ongoing Phase I/II study. Per protocol, dosing had previously been paused after observing asymptomatic liver enzyme elevations in two mid-dose patients, which resolved following a course of immunosuppression.

Business Development

Hercules Loan Amendment

In July 2026, we entered into an amendment to the $175.0 million senior secured term loan facility (the “2026 Amended Facility”) with Hercules Capital, Inc. (“Hercules”). The 2026 Amended Facility, among other things, extends the period we can draw the $100.0 million term loan tranche from June 2027 to September 2027. Except as provided for in the amendment, the terms of borrowing under the 2026 Amended Facility remain unchanged.

Financial Overview

Key components of our results of operations include the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Total revenues	$5,196	$3,701	$14,599	$10,530
Cost of license revenues	(236)	(398)	(805)	(1,251)
Research and development expenses	(35,517)	(34,366)	(98,657)	(105,889)
Selling, general and administrative expenses	(23,918)	(19,438)	(61,353)	(43,846)
Net loss	(61,217)	(80,529)	(195,811)	(161,885)

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents and investment securities of $768.4 million and $622.5 million, respectively. We had a net loss of $61.2 million and $195.8 million in the three and nine months ended September 30, 2026, compared to a net loss of $80.5 million and $161.9 million for the same periods in 2025. As of September 30, 2026 and December 31, 2025, we had accumulated deficits of $1,524.7 million and $1,328.9 million, respectively. See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Critical Accounting Policies and Estimates

In preparing our unaudited consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) we make assumptions, judgments and estimates that can have a significant impact on our net loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not clear from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. A summary of our critical accounting policies, as well as a discussion of our critical accounting estimates, are presented in our Annual Report. There were no material changes to our critical accounting policies during the nine months ended September 30, 2026.

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

In 2024, as part of the divestment of our commercial manufacturing operations to Genezen Holdings Inc. and its subsidiary Genezen MA, Inc. (together “Genezen”), we entered into various service agreements, including a commercial supply agreement (the “Genezen CSA”). In April 2026, we entered into an agreement to terminate the Genezen CSA. Pursuant to the termination agreement, our obligation to supply HEMGENIX® and any minimum purchase commitments under the Genezen CSA terminated in October 2026.

Our other expenses up to September 30, 2026, consisted of costs incurred under the Genezen CSA. These include costs related to the purchase of HEMGENIX® from Genezen, net of income from the sales of HEMGENIX® to CSL Behring LLC (“CSL Behring”), amortization of the intangible asset recorded with respect to the favorable supply terms under the Genezen CSA, and release of liabilities related to expected net losses associated with the remaining minimum purchase commitments under the Genezen CSA.

Through the termination of the Genezen CSA in October 2026, we treated costs related to the purchase of HEMGENIX® from Genezen and revenue from the sales of HEMGENIX® to CSL Behring as an agent, and presented them on a net basis, together with income related to the release of liabilities associated with expected net losses, in Other expense within the Company's Consolidated Statements of Operations and Comprehensive Loss.

Additionally, other expenses also consist of expenses we incur in relation to our subleasing income.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table presents a comparison of our results of operations for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
License revenues	$5,196	$3,582	$1,614
Collaboration revenues	—	119	(119)
Total revenues	5,196	3,701	1,495
Operating expenses:
Cost of license revenues	(236)	(398)	162
Research and development expenses	(35,517)	(34,366)	(1,151)
Selling, general and administrative expenses	(23,918)	(19,438)	(4,480)
Total operating expenses	(59,671)	(54,202)	(5,469)
Other income	1,690	1,510	180
Other expense	(195)	(2,044)	1,849
Loss from operations	(52,980)	(51,035)	(1,945)
Non-operating (expense) / income, net	(7,561)	(20,868)	13,307
Net loss before income tax expense	$(60,541)	$(71,903)	$11,362
Income tax expense	(676)	(8,626)	7,950
Net loss	$(61,217)	$(80,529)	$19,312

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the three months ended September 30, 2026 and 2025, we recognized $5.2 million and $3.6 million of license revenues, respectively.

R&D expense

R&D expenses for the three months ended September 30, 2026 were $35.5 million, compared to $34.4 million for the same period in 2025. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Three months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Huntington's disease (ifezuntirgene inilparvovec)	$7,693	$11,801	$(4,108)
Temporal lobe epilepsy (AMT-260)	3,723	2,245	1,478
Fabry disease (AMT-191)	1,372	1,709	(337)
Amyotrophic lateral sclerosis (AMT-162)	572	1,638	(1,066)
Programs in preclinical development and platform related expenses	3,152	1,419	1,733
Total direct research and development expenses	$16,512	$18,812	$(2,300)

Employee and contractor-related expenses	10,743	8,566	2,177
Facility expenses	3,253	3,716	(463)
Share-based compensation expense	2,081	695	1,386
Fair value changes related to contingent consideration	698	1,822	(1,124)
Information technology costs	590	27	563
Other expenses	1,640	728	912
Total other research and development expenses	$19,005	$15,554	$3,451

Total research and development expenses	$35,517	$34,366	$1,151

Direct research and development expenses

Huntington’s disease (ifezuntirgene inilparvovec)

In the three months ended September 30, 2026 and 2025, we incurred costs related to the development of ifezuntirgene inilparvovec of $7.7 million and $11.8 million respectively. The decrease of $4.1 million was primarily related to lower manufacturing process validation costs, which were $0.7 million in the current year period, compared to $5.3 million in the prior year period.

Temporal lobe epilepsy (AMT-260)

In the three months ended September 30, 2026 and September 30, 2025, we incurred costs related to the development of AMT-260 of $3.7 million and $2.2 million, respectively. The three-month period ended September 30, 2026 included $3.2 million of clinical expenses and $0.5 million of CMC expenses, respectively, compared to $2.1 million and $0.1 million, respectively, in the three-month period ended September 30, 2025.

Fabry disease (AMT-191)

In the three months ended September 30, 2026 and September 30, 2025, we incurred costs related to the development of AMT-191 of $1.4 million and $1.7 million, respectively. These costs were primarily related to our Phase I/II trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the three months ended September 30, 2026 and September 30, 2025, we incurred costs related to the development of AMT-162 of $0.6 million and $1.6 million, respectively. These costs were primarily related to our Phase I/IIa clinical trial.

Preclinical programs & platform development

In the three months ended September 30, 2026 and September 30, 2025, we incurred costs related to research and technology projects of $3.2 million and $1.4 million, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $10.7 million in personnel and contractor-related expenses in the three months ended September 30, 2026, compared to $8.6 million for the same period in 2025. The $2.2 million increase was primarily due to higher personnel-related expenses in the current year period;
●	We incurred $3.3 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the three months ended September 30, 2026, compared to $3.7 million in the same period in 2025;
●	We incurred $2.1 million in share-based compensation expenses in the three months ended September 30, 2026, compared to $0.7 million for the same period in 2025. The increase of $1.4 million was primarily driven by new awards granted during the current year period;
●	We incurred a $0.7 million loss related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS in the three months ended September 30, 2026, compared to a $1.8 million loss for the same period in 2025. The $1.1 million favorable change was primarily attributable to changes in discount rates applied to the remaining milestone payments in the current period;
●	We incurred $0.6 million in information technology costs in the three months ended September 30, 2026, compared to less than $0.1 million in the same period in 2025; and
●	We incurred $1.6 million of other expenses for the three months ended September 30, 2026, compared to $0.7 million for the same period in 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 were $23.9 million, compared to $19.4 million for the same period in 2025.

	Three months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Employee and contractor-related expenses	$9,499	$7,055	$2,444
Professional fees	7,074	6,362	712
Share-based compensation expense	3,365	2,827	538
Information technology costs	960	310	650
Intellectual property fees	789	582	207
Depreciation and facility costs	528	466	62
Other expenses	1,703	1,836	(133)
Total selling, general and administrative expenses	$23,918	$19,438	$4,480

●	We incurred $9.5 million in personnel and contractor-related expenses in the three months ended September 30, 2026, compared to $7.1 million in the same period in 2025. The $2.4 million increase was primarily driven by a higher headcount following employee recruitment to support the potential commercial launches of ifezuntirgene inilparvovec;
●	We incurred $7.1 million in professional fees in the three months ended September 30, 2026, compared to $6.4 million in the same period in 2025. The $0.7 million increase was primarily a result of higher costs in connection with the potential commercial launches of ifezuntirgene inilparvovec;
●	We incurred $3.4 million in share-based compensation expenses in the three months ended September 30, 2026, compared to $2.8 million in the same period in 2025. The $0.5 million increase was primarily driven by new awards granted during the current year period;
●	We incurred $1.0 million in information technology costs in the three months ended September 30, 2026, compared to $0.3 million in the same period in 2025. The increase was primarily related to expenses incurred to support the preparation of a potential commercialization of ifezuntirgene inilparvovec;
●	We incurred $0.8 million in intellectual property fees in the three months ended September 30, 2026, compared to $0.6 million in the same period in 2025;
●	We incurred $0.5 million in depreciation and facility costs in the three months ended September 30, 2026, compared to $0.5 million in the same period in 2025; and
●	We incurred $1.7 million in other expenses in the three months ended September 30, 2026, compared to $1.8 million in the same period in 2025.

Other income and expense

	Three months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Research and development grants from Dutch authorities	$1,073	$1,012	$61
Sublease income, net	309	31	278
Supply of HEMGENIX® to CSL Behring	71	(1,586)	1,657
Other income, net	42	9	33
Total other items, net	$1,495	$(534)	$2,029

Other non-operating items, net

Our other non-operating items, net, for the three months ended September 30, 2026 and September 30, 2025 were as follows:

	Three months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Interest income	$8,114	$3,503	$4,611
Interest expense - Royalty Financing Agreement	(13,164)	(13,806)	642
Interest expense - Hercules loan facility	(1,406)	(1,794)	388
Interest expense - other	(6)	(1,121)	1,115
Foreign currency (losses) / gains, net	(217)	(428)	211
Changes in fair value of liability related to pre-funded warrants	(882)	(5,722)	4,840
Issuance costs - Pre-funded warrants	—	(1,500)	1,500
Total non-operating items, net	$(7,561)	$(20,868)	$13,307

We recognize interest income associated with our cash and cash equivalents, investment securities and convertible note. We recognized $8.1 million in interest income in the three months ended September 30, 2026, compared to $3.5 million in the same period in 2025. The $4.6 million increase was primarily due to higher interest rates as well as higher average balances of our investment securities held during the current year period, compared to the prior year period.

We conduct transactions and hold monetary assets and liabilities denominated in foreign currencies, principally the euro and the U.S. dollar. Monetary balances are remeasured at period-end exchange rates and resulting foreign currency transaction gains and losses are recorded in the Unaudited Consolidated Statements of Operations and Comprehensive Loss as incurred.

We recognized a net foreign currency loss of $0.2 million during the three months ended September 30, 2026, compared to a net loss of $0.4 million during the same period in 2025. The foreign currency movements relate to our Hercules loan facility, the Royalty Financing Agreement, cash and cash equivalents, investment securities, and intercompany loans within the uniQure group.

In connection with our September 2025 follow-on public offering, we issued pre-funded warrants that were classified as a liability and measured at fair value each reporting period. In August 2026, the holder exercised all outstanding pre-funded warrants and we recognized a loss of $0.9 million in the three months ended September 30, 2026, reflecting the change in fair value of the liability through the exercise date, compared to a loss of $5.7 million for the same period in 2025.

Income tax expense

We recognized $0.6 million of deferred tax expense in the three months ended September 30, 2026, and $0.2 million of deferred tax expense for the same period in 2025 related to our U.S. operations. In addition, during the three months ended September 30, 2025, we recorded $7.5 million of current income tax expense and $0.9 million of deferred tax related to our Dutch operations as a result of a revised assessment of the Dutch corporate income tax treatment of the $375.0 million upfront payment received in 2023 under the Royalty Financing Agreement.

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025

The following table presents a comparison of our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
License revenues	$14,599	$10,411	$4,188
Collaboration revenues	—	119	(119)
Total revenues	14,599	10,530	4,069
Operating expenses:
Cost of license revenues	(805)	(1,251)	446
Research and development expenses	(98,657)	(105,889)	7,232
Selling, general and administrative expenses	(61,353)	(43,846)	(17,507)
Total operating expenses	(160,815)	(150,986)	(9,829)
Other income	4,920	12,413	(7,493)
Other expense	(9,607)	(6,188)	(3,419)
Loss from operations	(150,903)	(134,231)	(16,672)
Non-operating (expense) / income, net	(41,903)	(18,107)	(23,796)
Loss before income tax expense	$(192,806)	$(152,338)	(40,468)
Income tax expense	(3,005)	(9,547)	6,542
Net loss	$(195,811)	$(161,885)	$(33,926)

License revenues

We recognize license revenues from CSL Behring related to royalty payments owed on HEMGENIX® sales, when earned. For the nine months ended September 30, 2026 and 2025, we recognized $14.6 million and $10.4 million of license revenues, respectively.

R&D expense

R&D expenses for the nine months ended September 30, 2026 were $98.7 million, compared to $105.9 million for the same period in 2025. Other research and development expenses are separately classified in the table below. These other expenses are not allocated to specific projects, as they are deployed across multiple projects under development.

	Nine months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Huntington's disease (ifezuntirgene inilparvovec)	$21,953	$30,548	$(8,595)
Temporal lobe epilepsy (AMT-260)	10,718	6,275	4,443
Fabry disease (AMT-191)	5,088	5,151	(63)
Amyotrophic lateral sclerosis (AMT-162)	3,969	4,567	(598)
Programs in preclinical development and platform related expenses	6,169	3,104	3,065
Total direct research and development expenses	$47,897	$49,645	$(1,748)

Employee and contractor-related expenses	28,914	28,248	666
Facility expenses	9,274	12,119	(2,845)
Share-based compensation expense	5,946	5,916	30
Information technology costs	2,646	1,861	785
Fair value changes related to contingent consideration	616	5,293	(4,677)
Other expenses	3,364	2,807	557
Total other research and development expenses	$50,760	$56,244	$(5,484)

Total research and development expenses	$98,657	$105,889	$(7,232)

Direct research and development expenses

Huntington’s disease (ifezuntirgene inilparvovec)

In the nine months ended September 30, 2026 and 2025, we incurred costs related to the development of ifezuntirgene inilparvovec of $22.0 million and $30.5 million, respectively. The decrease of $8.6 million was primarily driven by lower manufacturing costs of $4.6 million in the current period, compared to $11.4 million in the prior year period, and lower costs related to clinical trials of $14.5 million in the current period, compared to $17.1 million in the prior year period. These decreases were partially offset by higher regulatory costs of $1.8 million, compared to $1.1 million in the prior year period, associated with the preparation of BLA and MAA submissions for ifezuntirgene inilparvovec in the United States and the United Kingdom, respectively.

Temporal lobe epilepsy (AMT-260)

In the nine months ended September 30, 2026 and September 30, 2025, we incurred costs related to the development of AMT-260 of $10.7 million and $6.3 million, respectively. The current period included costs of $9.4 million related to clinical trials and $1.0 million related to CMC development, compared to $5.4 million and $0.7 million, respectively, in the prior year period.

Fabry disease (AMT-191)

In the nine months ended September 30, 2026 and September 30, 2025, we incurred costs related to the development of AMT-191 of $5.1 million and $5.2 million, respectively. These costs primarily related to the Phase I/II trial.

Amyotrophic Lateral Sclerosis caused by mutations in SOD1 (AMT-162)

In the nine months ended September 30, 2026 and September 30, 2025, we incurred costs related to the development of AMT-162 of $4.0 million and $4.6 million, respectively. These costs primarily related to the Phase I/II trial.

Preclinical programs & platform development

In the nine months ended September 30, 2026 and September 30, 2025, we incurred costs related to research and technology projects of $6.2 million and $3.1 million, respectively, related primarily to our preclinical activities associated with product candidates for various other research programs and technology innovation projects.

Other research & development expenses

●	We incurred $28.9 million in personnel and contractor-related expenses in the nine months ended September 30, 2026, compared to $28.2 million for the same period in 2025;
●	We incurred $9.3 million in operating and depreciation expenses related to our leased facilities in Amsterdam and Lexington, Massachusetts in the nine months ended September 30, 2026, compared to $12.1 million in the same period in 2025. The decrease of $2.8 million was primarily driven by a revision to the estimated useful lives of certain assets, resulting in higher depreciation recognized during the prior year period;
●	We incurred $5.9 million in share-based compensation expenses in the nine months ended September 30, 2026, compared to $5.9 million for the same period in 2025;
●	We incurred $2.6 million in information technology costs in the nine months ended September 30, 2026, compared to $1.9 million for the same period in 2025;
●	We incurred a $0.6 million loss related to an increase in the fair value of contingent consideration associated with the acquisition of uniQure France SAS in the nine months ended September 30, 2026, compared to a $5.3 million loss for the same period in 2025. The $4.7 million favorable change was primarily driven by larger fair value increases in the prior year period, reflecting accelerated expected milestone timing and lower discount rates, whereas in the current year period a delay in expected milestone timing was more than offset by the lower discount rates; and
●	We incurred $3.4 million of other expenses for the nine months ended September 30, 2026, compared to $2.8 million for the same period in 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2026 were $61.4 million, compared to $43.8 million for the same period in 2025.

	Nine months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Employee and contractor-related expenses	$28,232	$17,937	$10,295
Professional fees	12,321	11,693	628
Share-based compensation expense	9,606	7,100	2,506
Intellectual property fees	2,644	1,146	1,498
Information technology costs	1,869	784	1,085
Depreciation and facility costs	1,373	1,424	(51)
Other expenses	5,308	3,762	1,546
Total selling, general and administrative expenses	$61,353	$43,846	$17,507

●	We incurred $28.2 million in personnel and contractor-related expenses in the nine months ended September 30, 2026, compared to $17.9 million in the same period in 2025. The $10.3 million increase was primarily driven by higher headcount following employee recruitment to support the potential commercial launches of ifezuntirgene inilparvovec;
●	We incurred $12.3 million in professional fees in the nine months ended September 30, 2026, compared to $11.7 million in the same period in 2025. The increase was primarily related to professional fees incurred to support the preparation of a potential commercialization of ifezuntirgene inilparvovec;
●	We incurred $9.6 million in share-based compensation expenses in the nine months ended September 30, 2026, compared to $7.1 million in the same period in 2025. The $2.5 million increase was primarily driven by new awards granted during the current year period;
●	We incurred $2.6 million in intellectual property fees in the nine months ended September 30, 2026, compared to $1.1 million in the same period in 2025. The $1.5 million increase was primarily driven by higher registration and professional fees. The increase was primarily related to expenses incurred to support the preparation of a potential commercialization of ifezuntirgene inilparvovec.
●	We incurred $1.9 million in information technology costs in the nine months ended September 30, 2026 compared to $0.8 million in the same period in 2025. The increase was primarily related to expenses incurred to support the preparation of a potential commercialization of ifezuntirgene inilparvovec;
●	We incurred $1.4 million in depreciation and facility costs in the nine months ended September 30, 2026 compared to $1.4 million in the same period in 2025; and
●	We incurred $5.3 million in other expenses in the nine months ended September 30, 2026, compared to $3.8 million in the same period in 2025.

Other income and expense

	Nine months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Supply of HEMGENIX® to CSL Behring	(8,809)	(4,842)	(3,967)
Research and development grants from Dutch authorities	3,195	4,123	(928)
Sublease income, net	915	402	513
Other income, net	12	542	(530)
Sale of critical reagents to Genezen	$—	$6,000	$(6,000)
Total other items, net	$(4,687)	$6,225	$(10,912)

In April 2026, we entered into an agreement to terminate the Genezen CSA. In connection with the termination, we recorded a write-down of $5.9 million related to the favorable supply intangible asset in Other expense.

Other non-operating items, net

Our other non-operating items, net, for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine months ended September 30,
	2026	2025	2026 vs 2025

	(in thousands)
Interest income	18,394	11,154	7,240
Interest expense - Royalty Financing Agreement	(38,748)	(40,885)	2,137
Interest expense - Hercules loan facility	(4,219)	(5,415)	1,196
Interest expense - other	(6)	(1,121)	1,115
Changes in fair value of liability related to pre-funded warrants	(13,083)	(5,722)	(7,361)
Foreign currency (losses) / gains, net	(4,241)	25,382	(29,623)
Issuance costs - Pre-Funded Warrants	—	(1,500)	1,500
Total Other non-operating items, net	$(41,903)	$(18,107)	$(23,796)

We recognize interest income associated with our cash and cash equivalents, investment securities and convertible note. We recognized $18.4 million in interest income in the nine months ended September 30, 2026, compared to $11.2 million in the same period in 2025. The $7.2 million increase was primarily due to higher average balances of investment securities held during the current year period, compared to the prior year period.

In May 2023, uniQure biopharma B.V. entered into an agreement (the “Royalty Financing Agreement”) with HemB SPV, L.P. to sell certain current and future royalties due to uniQure biopharma B.V. from CSL Behring from the net sales of HEMGENIX® pursuant to the CSL Behring Agreement. We recognized non-cash interest expenses related to the Royalty Financing Agreement of $38.7 million and $40.9 million in the nine months ended September 30, 2026 and 2025, respectively.

We recognized interest expense related to the Hercules loan facility of $4.2 million in the nine months ended September 30, 2026, compared to $5.4 million in the same period in 2025. In July 2026, the Company entered into an amendment to its venture debt loan facility with Hercules Capital, Inc. (as amended, the "2026 Amended Facility"). Except as provided for in the amendment, the terms of borrowing remained unchanged. The $1.2 million decrease was primarily due to more favorable terms following the amendment of the facility in September 2025, as well as a decrease in market interest rates.

In connection with our September 2025 follow-on public offering, we issued pre-funded warrants that were classified as a liability and measured at fair value each reporting period. In August 2026, the holder exercised all outstanding pre-funded warrants and we recognized a loss of $13.1 million in the nine months ended September 30, 2026, reflecting the change in fair value of the liability through the exercise date, compared to a loss of $5.7 million for the same period in 2025.

We recognized a net foreign currency loss of $4.2 million in the nine months ended September 30, 2026, compared to a net gain of $25.4 million in the same period in 2025. The foreign currency movements related to our borrowings from Hercules, the Royalty Financing Agreement, cash and cash equivalents, investment securities, and intercompany loans within the uniQure group.

Income tax expense

We recognized $2.9 million of deferred tax expense in the nine months ended September 30, 2026, compared to $1.1 million in the same period in 2025 related to our U.S. operations. In addition, during the nine months ended September 30, 2025, we recorded $7.5 million of current income tax expense and $0.9 million of deferred tax expense related to our Dutch operations as a result of a revised assessment of the Dutch corporate income tax treatment of the $375.0 million upfront payment received in 2023 under the Royalty Financing Agreement.

Financial Position, Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents, restricted cash and investment securities of $770.0 million. We believe these resources will be sufficient to fund our projected operating expenses into 2030, including costs associated with the commercial launches and confirmatory study of ifezuntirgene inilparvovec, ongoing clinical trials of ifezuntirgene inilparvovec, AMT-191 and AMT-260, and potential investments to advance certain pipeline candidates into late-stage development. The amount and timing of our actual expenditures may vary significantly depending on the commencement and design of any new clinical studies that we may conduct. We have based our estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, and as such, we may require additional funding.

This includes up to $100.0 million in additional availability under our Hercules senior secured term loan facility, which becomes accessible upon BLA approval for ifezuntirgene inilparvovec prior to September 30, 2027, subject to confirmatory trial requirements remaining on track. Additional funding could also include a combination of public equity offerings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. If adequate funds are not available to us on acceptable terms when we need them, we may be unable to pursue further development of our clinical product candidates.

Our current material cash requirements include the following contractual and other obligations:

Debt

As of September 30, 2026, we had an outstanding loan amount owed to Hercules for an aggregate principal amount of $50.0 million. The loan has an interest-only period until October 1, 2028 and we are contractually required to repay the $50.0 million in equal installments between October 1, 2028 and October 1, 2030. The interest-only period will be extended to October 1, 2029 if the BLA for ifezuntirgene inilparvovec is approved prior to October 1, 2028. The interest-only period will be further extended to October 1, 2030 if certain commercial milestones are met prior to March 31, 2029. Future contractual interest payments (assuming repayments commence on October 1, 2028) associated with the loan are $14.9 million, with $4.8 million payable within the next 12 months.

Leases

We have entered into lease arrangements for facilities, including corporate, laboratories and office space. As of September 30, 2026, we had fixed lease payment obligations of $18.3 million, with $4.5 million payable within the next 12 months. Following the closing of the Lexington Transaction, we assigned our lease for our prior manufacturing facility in Lexington, MA to Genezen. As of September 30, 2026, we remain obligated under a guarantee of lease payments of $12.8 million, with the maximum potential exposure under the guarantee decreasing over the remaining lease term through May 2029.

Commitments related to uniQure France SAS acquisition (nominal amounts)

In connection with our acquisition of uniQure France SAS, we entered into commitments to make payments to the former shareholders upon the achievement of certain contractually defined milestones. The commitments include payments related to post-acquisition services that we agreed to as part of the transaction. As of September 30, 2026, our remaining commitment amounts include EUR 160.0 million ($181.7 million) in potential milestone payments associated with Phase III development and the approval of AMT-260 in the U.S. and European Union. The timing of achieving these milestones and consequently the timing of payments, as well as whether the milestones will be achieved at all, is generally uncertain. These payments are owed in euro and have been translated at the foreign exchange rate as of September 30, 2026 of $1.14/€1.00. As of September 30, 2026, we expect these obligations will become payable between 2030 and 2034. If and when due, up to 25% of the milestone payments can be settled with our ordinary shares.

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

The table below summarizes our consolidated cash flow data for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash, cash equivalents and restricted cash at the beginning of the period	$81,801	$160,329
Net cash used in operating activities	(114,646)	(100,394)
Net cash (used in) / generated from investing activities	(116,912)	119,751
Net cash generated from financing activities	251,223	412,949
Foreign exchange impact	(1,494)	5,914
Cash, cash equivalents and restricted cash at the end of period	$99,972	$598,549

We have previously incurred losses and cumulative negative cash flows from operations since our business was founded by our predecessor entity AMT Therapeutics Holding N.V. in 1998, with the exception of generating income in 2021 after receiving the upfront payment upon closing of the CSL Behring Agreement. We continued to incur losses in the current period. We recorded a net loss of $61.2 million and $195.8 million in the three and nine months ended September 30, 2026, compared to a net loss of $80.5 million and $161.9 million during the same period in 2025. As of September 30, 2026, we had an accumulated deficit of $1,524.7 million.

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

Net cash used in operating activities

Net cash used in operating activities was $114.6 million for the nine months ended September 30, 2026 and consisted of a net loss of $195.8 million, adjusted for non-cash items including depreciation and amortization expense of $13.3 million, amortization of the discount on investment securities of $13.6 million, share-based compensation expense of $15.6 million, $23.4 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $2.9 million, changes in the fair value of contingent consideration of $0.6 million, changes in the fair value of the liability related to pre-funded warrants of $13.1 million, and unrealized foreign exchange losses of $5.1 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $24.4 million. There was a net decrease in accounts receivable, accrued income, prepaid expenses, and other current assets and receivables of $10.1 million. There was a net increase in accounts payable, accrued expenses, and operating leases of $14.3 million.

Net cash used in operating activities was $100.4 million for the nine months ended September 30, 2025 and consisted of net loss of $161.9 million adjusted for non-cash items, including depreciation and amortization expense of $11.8 million, amortization of the discount on investment securities of $6.1 million, share-based compensation expense of $13.0 million, $29.2 million of interest expense net of interest paid related to the Royalty Financing Agreement, a change in deferred taxes of $2.0 million, changes in the fair value of contingent consideration of $5.3 million, changes in the fair value of the liability related to pre-funded warrants of $5.7 million, unrealized foreign exchange gains of $24.5 million, and other items, net, of $3.0 million. Net cash used in operating activities also included favorable changes in operating assets and liabilities of $28.1 million. There was a net decrease in accounts receivable, prepaid expenses, and other current assets and receivables of $2.9 million. There was a net increase in accounts payable, accrued expenses, other liabilities, and operating leases of $25.2 million.

Net cash (used in) / generated from investing activities

In the nine months ended September 30, 2026, we used $116.9 million in investing activities compared to $119.8 million generated during the same period in 2025.

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash flows from investing activities
Proceeds from maturity of debt securities	$466,265	$337,195
Investment in debt securities	(582,554)	(217,124)
Purchases of property, plant, and equipment	(623)	(320)
Net cash (used in) / generated from investing activities	$(116,912)	$119,751

Net cash generated from financing activities

In the nine months ended September 30, 2026, net cash generated from financing activities was $251.2 million, compared to net cash generated from financing activities of $412.9 million in the same period in 2025.

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash flows from financing activities
Proceeds from follow-on public offering of ordinary shares, net of issuance costs	$242,682	$380,737
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	23,499
Proceeds from issuance of ordinary shares related to employee stock options and purchase plans	8,541	8,713
Net cash generated from financing activities	$251,223	$412,949

Funding requirements

Our future capital requirements will depend on many factors, including but not limited to:

●	activities to prepare for the potential commercialization of ifezuntirgene inilparvovec for Huntington’s disease;
●	investments required to support the MAAs of ifezuntirgene inilparvovec or generate confirmatory evidence in conjunction with obtaining accelerated approval;
●	investments in the late stage development of AMT-191 and AMT-260;
●	earnout payments we might owe the former shareholders of uniQure France SAS, which are subject to achieving specific development and regulatory milestones;
●	contractual milestone payments and royalties we might be owed in accordance with the CSL Behring Agreement;
●	the scope, timing, results, and costs of our current and planned clinical trials;
●	the scope, obligations and restrictions on our business related to our existing equity, debt or royalty monetization financings and underlying agreements;
●	the extent to which we acquire or in-license other businesses, products, product candidates or technologies;
●	the scope, timing, results and costs of preclinical development and laboratory testing of our additional product candidates;
●	the need for additional resources and related recruitment costs to support the preclinical and clinical development of our product candidates;
●	the need for any additional tests, studies, or trials beyond those originally anticipated to confirm the safety or efficacy of our product candidates and technologies;
●	the cost, timing and outcome of regulatory reviews associated with our product candidates;
●	our ability to enter into collaboration arrangements in the future; and
●	the costs and timing of preparing, filing, expanding, acquiring, licensing, maintaining, enforcing, and prosecuting patents and patent applications, as well as defending any intellectual property-related claims.

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

Our market risks and exposures to such market risks during the nine months ended September 30, 2026, have not materially changed from our market risks and our exposure to market risk discussed in Part II, Item 7A of our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2026. Based on such evaluation, our CEO and CFO concluded that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of such control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

On February 10, 2026, a class action complaint captioned Christopher Scocco v. uniQure N.V., et al., Case No. 1:26-cv-01124, was filed against us, certain of our executive officers and another party (collectively, “Defendants”) in the United States District Court for the Southern District of New York. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares between September 24, 2025 and October 31, 2025 (the “putative Class Period”). The plaintiff sought to recover damages allegedly caused by purported false and misleading statements and omissions with respect to our Phase I/II study of ifezuntirgene inilparvovec and the timing of the potential BLA filing for ifezuntirgene inilparvovec.

On April 13, 2026, the court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff (the “Lead Plaintiff”).

On July 15, 2026, the Lead Plaintiff filed an amended complaint. Like the earlier-filed complaint, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired our ordinary shares during the putative Class Period. Lead Plaintiff seeks unspecified damages allegedly caused by purported false and misleading statements and omissions with respect to the import and viability of data from our Phase I/II study of ifezuntirgene inilparvovec and available pathways to regulatory approval. Defendants’ motion to dismiss the amended complaint is currently due November 4, 2026. Management intends to vigorously defend against the claims in this action.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We have not recorded any liability for any portion of this matter because we believe that liability is not probable and reasonably estimable at this time.

Item 1A. Risk Factors

For a discussion of our risks, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and the risk factor set forth below. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and the risk factor set forth below.

Risks Related to Our Business and the Development of Our Clinical Product Candidates

We are dependent on the success of our lead clinical product candidate, ifezuntirgene inilparvovec, for the treatment of Huntington’s disease. A failure of ifezuntirgene inilparvovec in clinical development, including inability to demonstrate sufficient safety or efficacy, or challenges associated with its regulatory approval, manufacturing or commercialization could adversely affect our business.

We have invested a significant portion of our development efforts and financial resources in the development of our lead clinical product candidate, ifezuntirgene inilparvovec, for the treatment of Huntington’s disease.

We submitted our BLA for ifezuntirgene inilparvovec to the FDA in August 2026 and the FDA accepted the application for review in October 2026, with a PDUFA target action date of May 1, 2027.  In its acceptance letter, the FDA stated that they are tentatively planning to discuss our application at an Advisory Committee meeting.  In the third quarter of 2026, we submitted our MAA for ifezuntirgene inilparvovec to the MHRA, which was subsequently validated by the MHRA.

We can provide no assurance that our marketing application will result in approval of ifezuntirgene inilparvovec in Huntington’s disease by the FDA or any other regulatory authorities, that the FDA or any other regulatory authorities will be able to make approval decisions by their respective target action dates, that the FDA or any other regulatory authorities will  agree that we have met their respective requirements, if any, for a confirmatory study, or that the FDA or any other regulatory authorities will not require advisory committees to be convened as part of their review of respective applications.

There are numerous other factors that could impede or otherwise negatively impact our further development of ifezuntirgene inilparvovec, including, but not limited to: potential patient safety issues; our failure to demonstrate sufficient clinical efficacy or durability of response to warrant approval by the FDA or any other regulatory authority; our failure to demonstrate that our regulatory submissions otherwise meet the requirements for approval; shifting regulatory standards for approval; regulatory authorities may disagree with our interpretation of the data; our current beliefs and understanding of the communications with regulatory authorities regarding the further development of and approval pathway for ifezuntirgene inilparvovec could be incorrect, and the success of our efforts to address such communications and interactions; the results from future interim or topline data analyses and readouts from our ongoing Phase I/II trials, including as additional patient data becomes available; any requirement for additional studies to obtain approval, including a confirmatory study; our ability to fund and enroll a confirmatory study, including engaging sites that may be needed to enroll participants in a confirmatory study; the timing, cost and resources associated with our planned marketing applications; our ability to successfully commercialize ifezuntirgene inilparvovec should we choose to do so without a partner; challenges with potential development or commercial partners, should we choose to pursue further development or commercialization of ifezuntirgene inilparvovec with a partner; and our ability to fund the further development and commercialization of the ifezuntirgene inilparvovec program.

Any one or combination of these factors could force us to halt or discontinue the ongoing clinical trials of ifezuntirgene inilparvovec or related commercialization efforts or could prevent us from obtaining marketing approval within the predicted timeframes or at all. Certain of these risks are heightened in the context of drug development for rare diseases like Huntington’s disease and novel investigational products like gene therapies in which non-traditional study designs may be utilized to demonstrate efficacy and safety, including open-label studies, single arm studies, studies utilizing active comparators or natural history data, biomarkers or other forms of surrogate endpoints, which may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases that progress slowly and that affect small patient populations.

The FDA has broad discretion with regard to licensure, including through the Accelerated Approval Program, and the FDA may require additional studies and trials beyond those that we currently contemplate. Furthermore, even if the FDA reviews a BLA seeking approval, including accelerated approval, there can be no assurance that licensure will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies and statistical analysis plan (“SAP”) support accelerated approval. Additionally, the FDA may require us to conduct further studies or trials prior to granting licensure of any type, including by determining that licensure through the Accelerated Approval Program is not appropriate and that our clinical trials and SAP for ifezuntirgene inilparvovec may not be used to support licensure through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or licensure might not be granted because our submission is deemed incomplete by the FDA. Furthermore, the feedback or requests we receive from the FDA, or other non-U.S. regulatory authority, may be difficult or impossible to implement. There also can be no assurance that after subsequent FDA feedback we will continue to pursue licensure, including through the Accelerated Approval Program or otherwise. A failure to obtain licensure for ifezuntirgene inilparvovec could delay or prevent our ability to launch and commercialize ifezuntirgene inilparvovec in the U.S., could result in a longer time period to pursue licensure of our other clinical product candidates or increase the cost of development of our other clinical product candidates, and could significantly harm our financial position and competitive position in the marketplace.

The applications submitted to the FDA and MHRA predated the subsequently reported 48-month topline results, and therefore the 48-month topline results were not part of the BLA or MAA. In the 12 high-dose patients with 48 months of follow-up, the pre-specified primary endpoint for the 48-month analysis, cUHDRS, did not reach statistical significance. Results on other measures, including TFC and our updated 36-month analysis in all 15 high-dose patients, are based on nominal p-values that are not adjusted for multiplicity. External controls have inherent limitations, including missing data and selection bias, and the FDA or other regulatory authorities may consider the 48-month topline results in their reviews and may disagree with our interpretation of them or of the limitations of the external control.

We cannot be certain that ifezuntirgene inilparvovec, or any of our clinical product candidates, will be successful in clinical trials or ultimately receive regulatory approval. If we were required, or if we chose, to discontinue development of ifezuntirgene inilparvovec or any other current or future product candidate, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability and our business would be adversely affected.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2026, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6.Exhibits

See the Exhibit Index immediately preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

3.1*	Amended Articles of Association of uniQure N.V.

10.1*	First Amendment to Lease related to 1 Hartwell Place, Lexington, Massachusetts, dated as of July 31, 2026, by and between uniQure, Inc. and NRL 91 Hartwell LLC.

10.2+

Amendment No. 4 to Third Amended and Restated Loan and Security Agreement, dated July 27, 2026, by and among uniQure biopharma, B.V., uniQure, Inc., uniQure IP B.V., uniQure N.V. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 (file no. 001-36294) filed with the SEC on July 29, 2026).

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2026, filed with the Securities and Exchange Commission on November 4, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

104*

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2026, filed with the Securities and Exchange Commission on November 4, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

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

Date: November 4, 2026